Form 10-Q
period 1997-08-01
BOOTH CREEK SKI HOLDINGS INC
filed 1997-09-15
CIK 1037253

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1997


                                       OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER:  333-26091


                         BOOTH CREEK SKI HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                     84-1359604
    (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

    HIGHWAY 267 AND NORTHSTAR DRIVE
         TRUCKEE, CALIFORNIA                                96160
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)



                                 (916) 562-1010
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

     As of August 29, 1997, 1,000 shares of the registrant's common stock were issued and outstanding.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


         ITEM 1. Financial Statements                                              1
         ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                             20

PART II - OTHER INFORMATION

         ITEM 1. Legal Proceedings                                                27
         ITEM 6. Exhibits and Reports on Form 8-K                                 27


SIGNATURES                                                                        28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                         Booth Creek Ski Holdings, Inc.

                    Consolidated Balance Sheets (Unaudited)

               (In thousands, except share and per share amounts)





                                                                         AUGUST 1,  OCTOBER 31,
                                                                            1997        1996

                                                                        ------------------------
ASSETS
Current assets:
   Cash                                                                 $  7,431          $ -
   Accounts receivable, net of allowance of $13                              775            -
   Inventories                                                             2,940            -
   Prepaid expenses and other current assets                               1,459            -
                                                                       ------------------------
Total current assets                                                      12,605            -
Property and equipment, net                                              128,152            -
Real estate held for development and sale                                 12,931            -
Deferred financing costs, net of accumulated amortization of $513          6,279            -
Timber rights and other assets                                             5,880            -
Goodwill, net of accumulated amortization of $1,150                       25,699            -
                                                                       ------------------------
Total assets                                                           $ 191,546          $ -
                                                                       ========================
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Senior credit facility                                             $   7,000          $ -
    Current portion of long-term debt                                        418            -
    Accounts payable and accrued liabilities                              18,157            -
                                                                       ------------------------
Total current liabilities                                                 25,575            -
Long-term debt                                                           119,372            -
Deferred income taxes                                                      2,552            -
Other long-term liabilities                                                  234            -
Commitments and contingencies
Preferred stock of subsidiary; 28,000 shares authorized,
    25,000 shares issued and outstanding; liquidation preference and
    redemption value of $3,282 at August 1, 1997                           3,125            -
Shareholder's equity:
    Common stock, $.01 par value; 1,000 shares authorized, issued
        and outstanding                                                        -            -
    Additional paid-in capital                                            46,500            2
    Note receivable from shareholder                                           -           (2)
    Accumulated deficit                                                   (5,812)           -
                                                                       -------------------------
Total shareholder's equity                                                40,688            -
                                                                       -------------------------
Total liabilities shareholder's equity                                 $ 191,546         $  -
                                                                       =========================

See accompanying notes.

                         Booth Creek Ski Holdings, Inc.

               Consolidated Statements of Operations (Unaudited)

                                 (In thousands)



                                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        AUGUST 1, 1997     AUGUST 1, 1997
                                                      -------------------------------------
Revenue:
  Resort operations                                           $  3,284           $ 63,753
  Real estate and other                                          1,197              1,647
                                                      -------------------------------------
Total revenue                                                    4,481             65,400
                                                      -------------------------------------
Operating expenses:
  Cost of sales - resort operations                              4,673             40,778
  Cost of sales - real estate and other                            768              1,146
  Depreciation and depletion                                     2,571              6,998
  Amortization                                                     453              1,150
  Selling, general and administrative expenses                   1,957              8,475
  Management fees and corporate expenses                           638              1,465
                                                      -------------------------------------
Total operating expenses                                        11,060             60,012
                                                      -------------------------------------
Operating income (loss)                                         (6,579)             5,388
Other income (expense):
  Interest expense                                              (3,700)            (8,863)
  Amortization of deferred financing costs                        (345)            (1,541)
  Interest and other income                                         85                140
                                                      -------------------------------------
  Other income (expense), net                                   (3,960)           (10,264)
                                                      -------------------------------------
Loss before income taxes, minority interest and
  extraordinary item                                           (10,539)            (4,876)
Income tax benefit                                               2,635              1,219
                                                      -------------------------------------
Loss before minority interest and extraordinary item            (7,904)            (3,657)
Minority interest                                                  (70)              (157)
                                                      -------------------------------------
Loss before extraordinary item                                  (7,974)            (3,814)
Extraordinary loss on early retirement of debt (net
  of applicable income taxes of $666)                                -             (1,998)
                                                      -------------------------------------
Net loss                                                      $ (7,974)          $ (5,812)
                                                      =====================================

See accompanying notes.

                         Booth Creek Ski Holdings, Inc.

           Consolidated Statement of Shareholder's Equity (Unaudited)

                        Nine months ended August 1, 1997
                                 (In thousands)




                                                                                NOTE
                                 COMMON STOCK               ADDITIONAL       RECEIVABLE
                            ------------------------         PAID-IN            FROM       ACCUMULATED
                               SHARES         AMOUNT         CAPITAL         SHAREHOLDER     DEFICIT      TOTAL
                            -------------------------------------------------------------------------------------
Balance at
  October 31, 1996              1,000      $     -        $       2         $      (2)      $      -     $     -
Payment received on
  shareholder note
  receivable                        -             -                -                2              -           2
Capital contributions               -             -           46,498                -              -      46,498
Net loss                            -             -                -                -         (5,812)     (5,812)
                            --------------------------------------------------------------------------------------
Balance at August 1, 1997       1,000      $      -        $  46,500         $      -        $(5,812)    $40,688
                            =======================================================================================



See accompanying notes.

                         Booth Creek Ski Holdings, Inc.

                Consolidated Statement of Cash Flows (Unaudited)

                        Nine months ended August 1, 1997
                                 (In thousands)



CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                  $  (5,812)
Adjustment to reconcile net loss to net cash
provided by operating activities:
  Depreciation and depletion                                                                  6,998
  Amortization of goodwill                                                                    1,150
  Noncash cost of real estate sales                                                             851
  Amortization of deferred financing costs                                                    1,541
  Deferred income tax benefit                                                                (1,219)
  Minority interest                                                                             157
  Extraordinary loss on early retirement of debt                                              1,998
  Changes in operating assets and liabilities:
    Accounts receivable                                                                         145
    Inventories                                                                                 826
    Prepaid expenses and other current assets                                                   262
    Accounts payable and accrued liabilities                                                  1,747
                                                                                          ---------
Net cash provided by operating activities                                                     8,644
                                                                                          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ski resorts, net of cash acquired                                           (141,222)
Capital expenditures for property and equipment                                              (4,550)
Capital expenditures for real estate held for development and sale                             (282)
Other assets                                                                                    488
                                                                                          ---------
Net cash used in investing activities                                                      (145,566)
                                                                                          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior credit facility                                                       7,000
Proceeds of long-term debt                                                                  216,000
Principal payments of long-term debt                                                       (114,288)
Deferred financing costs                                                                    (10,484)
Purchase of preferred stock of subsidiary                                                      (375)
Payment received on shareholder note receivable                                                   2
Capital contributions                                                                        46,498
                                                                                          ---------
Net cash provided by financing activities                                                   144,353
                                                                                          ---------
Increase in cash                                                                              7,431
Cash at beginning of period                                                                       -
                                                                                          ---------
Cash at end of period                                                                     $   7,431
                                                                                          =========


See accompanying notes.

                         Booth Creek Ski Holdings, Inc.

                         Notes to Financial Statements

                                 August 1, 1997




1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Booth Creek Ski Holdings, Inc. ("Booth Creek") was organized on October 8, 1996 in the State of Delaware for the purpose of acquiring and operating various ski resorts, including Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe ("Sierra"), Bear Mountain, Waterville Valley, Mt. Cranmore, Snoqualmie Pass ("Snoqualmie") and Grand Targhee, as described more fully in Note 2.

The consolidated financial statements include the accounts of Booth Creek and its subsidiaries (collectively referred to as the "Company"), all of which are wholly-owned except for Ski Lifts, Inc. (the owner and operator of Snoqualmie) as discussed in Note 2. All significant intercompany transactions and balances have been eliminated.

Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

The accompanying consolidated financial statements as of August 1, 1997 and for the three and nine months then ended are unaudited, but include all adjustments (consisting only of normal, recurring adjustments except for the extraordinary loss recognized upon the early retirement of certain debt) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at August 1, 1997, its operating results for the three and nine months then ended and its cash flows for the nine months then ended. Due to the highly seasonal nature of the Company's business and the effect of recent acquisitions (Note 2), the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading.

REPORTING PERIODS

The Company's reporting periods end on the Friday closest to the end of each month.

BUSINESS AND PRINCIPAL MARKETS

Northstar is a year-round destination resort including ski and golf facilities. Sierra is a day ski area. Both Northstar and Sierra are located near Lake Tahoe, California Bear Mountain is a day

                         Booth Creek Ski Holdings, Inc.

1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS AND PRINCIPAL MARKETS (CONTINUED)

ski area located approximately two hours from Los Angeles, California. Waterville Valley, a destination resort, and Mt. Cranmore, a day ski area, are located in New Hampshire. Snoqualmie is located in Northwest Washington and is a day ski area. Grand Targhee is a destination ski resort located in Wyoming.

Operations are highly seasonal at all locations with the majority of revenues realized during the ski season from late November through early April. The length of the ski season and the profitability of operations are significantly impacted by weather conditions. Although Northstar, Bear Mountain, Waterville Valley and Mt. Cranmore have snowmaking capacity to mitigate some of the effects of adverse weather conditions, abnormally warm weather or lack of adequate snowfall can materially affect revenues. Sierra, Snoqualmie and Grand Targhee lack significant snowmaking capability but generally benefit from higher annual snowfall.

Other operational risks and uncertainties that face the Company include competitive pressures affecting the number of skier visits and ticket prices; the success of marketing efforts to maintain and increase skier visits; the possibility of equipment failure; and continued access to water supplies for snowmaking.

CASH

Included in cash at August 1, 1997 is restricted cash of $447,000 relating to advance deposits and rental fees due to property owners for lodging and property rentals.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. The components of inventories at August 1, 1997 are as follows:


                                 (In thousands)
        Retail products             $ 1,759
        Supplies                        896
        Food and beverage               285
                                    -------
                                    $ 2,940
                                    =======

                         Booth Creek Ski Holdings, Inc.

1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided on the straight-line method based upon the estimated service lives of the property, which are as follows:

        Land improvements               20 years
        Buildings and improvements      20 years
        Machinery and equipment         3 to 15 years

REAL ESTATE ACTIVITIES

The Company capitalizes as real estate held for development and sale the original acquisition cost (or appraised value in connection with purchase business combinations), direct construction and development costs, and other related costs. Property taxes, insurance and interest incurred on costs related to real estate under development are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. The Company capitalized interest costs of $250,000 for the nine months ended August 1, 1997. Land costs and other common costs incurred prior to construction are allocated to each land parcel benefited. Construction related costs are allocated to individual units in each development phase using the relative sales value method. Selling expenses are charged against income in the period incurred.

Sales and profits on real estate sales are recognized using the full accrual method at the point that the Company's receivables from land sales are deemed collectible and the Company has no significant remaining obligations for construction or development. If such conditions are not met, the recognition of all or part of the sales and profit is postponed.

REVENUE RECOGNITION

Revenues are generally recognized as services are provided and products are sold. Sales of season passes are initially deferred in unearned income and recognized ratably over the ski season.

                         Booth Creek Ski Holdings, Inc.

1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

AMORTIZATION

The excess of the purchase price over the fair values of the net assets acquired (goodwill) is being amortized using the straight-line method over a period of 15 years.

Deferred financing costs are being amortized over the lives of the related obligations.

ADVERTISING COSTS

The cost of advertisements is expensed when the advertisement is initially released. The cost of professional services for advertisements, sales campaigns, promotion, and public relations is expensed when the services are rendered. The cost of brochures is expensed over the ski season. Advertising expenses for the nine months ended August 1, 1997 were approximately $1,704,000.

INCOME TAXES

Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company is included in the federal and state tax returns of Parent. The provision for federal and state income tax is computed as if the Company filed separate consolidated tax returns.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         Booth Creek Ski Holdings, Inc.

2. ACQUISITIONS

As described below, Booth Creek consummated the New Hampshire, California, Snoqualmie and Grand Targhee acquisitions prior to August 1, 1997. These acquisitions have been accounted for using the purchase method of accounting. The results of operations of the Waterville Valley, Mt. Cranmore, Northstar, Sierra, Bear Mountain, Snoqualmie and Grand Targhee resorts have been included in the accompanying statements of operations since the effective dates of such acquisitions. The consolidated financial statements reflect the preliminary allocations of purchase price based on the estimated fair values of assets acquired and liabilities assumed at the respective dates of acquisition and are subject to final allocations pursuant to appraisals.

THE NEW HAMPSHIRE ACQUISITIONS

On November 27, 1996, Booth Creek Ski Acquisition Corp., a wholly-owned subsidiary of Booth Creek, purchased the assets of the Waterville Valley and Mt. Cranmore resorts from subsidiaries of American Skiing Company for an aggregate purchase price of $17.5 million. The purchase price was paid with $14.5 million in cash, before giving effect to normal working capital adjustments for current assets acquired and current liabilities assumed, and the $2.75 million ASC Seller Note (Note 5).

THE CALIFORNIA ACQUISITIONS

On December 3, 1996, Booth Creek purchased from Fibreboard Corporation all of the issued and outstanding capital stock of Trimont Land Company, which operates Northstar, Sierra-at-Tahoe, Inc., which operates Sierra, and Bear Mountain, Inc., which operates Bear Mountain. The aggregate purchase price was $121.5 million in cash, before giving effect to normal working capital adjustments for current assets acquired and current liabilities assumed.

THE SNOQUALMIE ACQUISITION

Effective January 15, 1997, Booth Creek purchased all of the issued and outstanding common stock of Ski Lifts, Inc. ("Ski Lifts"), the owner and operator of the ski resort assets of Snoqualmie Pass, for an aggregate purchase price of approximately $14 million, which included the assumption of approximately $3.6 million of indebtedness, the issuance by Ski Lifts of the approximately $9.8 million Snoqualmie Seller Note (Note 5), and other obligations to the selling shareholders of approximately $600,000.

                         Booth Creek Ski Holdings, Inc.

2. ACQUISITIONS (CONTINUED)

THE SNOQUALMIE ACQUISITION (CONTINUED)

In connection with the consummation of the Snoqualmie acquisition, Ski Lifts transferred approximately 71 acres of owned real estate held for development purposes into a Delaware limited liability company (the "Real Estate LLC"), of which Ski Lifts is a member and 99% equity interest holder and Booth Creek is the other member and 1% equity interest holder. In addition, Ski Lifts granted the Real Estate LLC an option (the "Real Estate Option") to purchase an additional 14 acres of developmental real estate for nominal consideration. Ski Lifts also issued 28,000 shares of non-voting preferred stock (the "Ski Lifts Preferred Stock") to its prior owners having an aggregate liquidation preference equal to $3.5 million, the aggregate estimated fair market value of the real estate transferred to the Real Estate LLC and the real estate subject to the Real Estate Option. Concurrently with these transactions, the Real Estate LLC entered into an agreement to purchase (the "Preferred Stock Purchase Agreement") the Ski Lifts Preferred Stock, on a quarterly basis over the five years following the date of the Snoqualmie Acquisition, at a purchase price equal to the liquidation preference thereof plus accrued dividends to the date of purchase. Through August 1, 1997, the Company has advanced the first three quarterly payments under the Preferred Stock Purchase Agreement aggregating $375,000. The Real Estate LLC's obligations under the Preferred Stock Purchase Agreement are secured by a first priority lien on the developmental real estate held by the Real Estate LLC and substantially all of its other assets. The Ski Lifts Preferred Stock provides for a 9% cumulative dividend and is redeemable at the option of Ski Lifts without premium. In addition, pursuant to the terms of the Ski Lifts Preferred Stock, the holders thereof have no redemption rights and are entitled to receive dividend payments only when and if declared by the board of directors of Ski Lifts. The amount of cumulative preferred dividends in arrears at August 1, 1997 was $157,000.

THE GRAND TARGHEE ACQUISITION

On March 18, 1997, Booth Creek acquired all the issued and outstanding capital stock of Grand Targhee Incorporated, the owner of the ski resort assets of Grand Targhee, for an aggregate purchase price of approximately $7.9 million plus contingent payments of up to $2 million based on the performance of Grand Targhee through the 1998/99 ski season and additional commissions based on the number of dwelling units developed at the resort through 2012.

                         Booth Creek Ski Holdings, Inc.

  2. ACQUISITIONS (CONTINUED)

Summary information regarding the preliminary purchase price allocations to the assets acquired and liabilities assumed in each of the acquisitions described above is as follows.


                      New Hampshire         California            Snoqualmie            Grand Targhee
                      Acquisitions          Acquisitions          Acquisition           Acquisition
                -----------------------------------------------------------------------------------------
                                                          (In thousands)
Net working capital   $    (672)            $    (5,043)          $    (7,311)          $   (1,203)
Property, plant and
  equipment              17,665                  84,690                19,364                8,547
Real estate and
  other long-term
  assets                      -                  15,899                 4,188                   61
Goodwill                  1,411                  23,188                 2,250                    -
Long-term debt           (2,901)                   (796)               (9,880)                   -
Deferred income
  taxes and other
  long-term
  liabilities                 -                       -                (8,235)                   -
                      ----------------------------------------------------------------------------
                      $  15,503             $   117,938           $       376           $    7,405
                      ============================================================================

PRO FORMA FINANCIAL INFORMATION

The following table represents unaudited pro forma financial information which presents the Company's consolidated results of operations for the nine months ended August 1, 1997 as if the acquisitions occurred on November 1, 1996.


                                       (In thousands)
Statement of operations data:
   Revenues                               $  75,625
   Income from operations                 $   1,078
   Loss before extraordinary item         $  (8,725)
   Net loss                               $  (8,725)

Other data:
   EBITDA                                 $  11,922
   Noncash cost of real estate and other  $     984

EBITDA represents income from operations before depreciation and amortization expense and the noncash cost of real estate sales.

                         Booth Creek Ski Holdings, Inc.

2. ACQUISITIONS (CONTINUED)

PRO FORMA FINANCIAL INFORMATION (CONTINUED)

The pro forma information does not purport to be indicative of results that actually would have occurred had the acquisitions been made on the dates indicated or of results which may occur in the future.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at August 1, 1997:


                                              (In thousands)
        Land and improvements                   $ 31,930
        Buildings and improvements                35,058
        Machinery and equipment                   63,470
        Construction in progress                   4,532
                                                --------
                                                 134,990
        Less accumulated depreciation              6,838
                                                --------
                                                $128,152
                                                ========


The allocation of purchase price to and amongst the various categories of property and equipment was based on preliminary and tentative information and is subject to change as additional information becomes known.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at August 1, 1997:


                                              (In thousands)
        Accounts payable                        $  5,438
        Accrued compensation and benefits          1,695
        Taxes other than income                    1,049
        Unearned income and deposits                 907
        Interest                                   5,478
        Other                                      3,590
                                                --------
                                                $ 18,157
                                                ========

                         Booth Creek Ski Holdings, Inc.

5. FINANCING ARRANGEMENTS

SENIOR CREDIT FACILITY

The following is a summary of certain provisions of the amended and restated Credit Agreement (the "Senior Credit Facility") dated as of March 18, 1997 and subsequently amended on June 15, 1997 and July 30, 1997, among Booth Creek, its subsidiaries, the financial institutions party thereto and BankBoston, N.A. as administrative agent ("Agent").

      General - The Senior Credit Facility provides for borrowing availability of up to $20 million. The Company is required to repay all borrowings under the Senior Credit Facility on or before March 1 of each year and have no outstanding indebtedness thereunder during the two months thereafter. Borrowings under the Senior Credit Facility are collectively referred to herein as the "Loans." Total borrowings outstanding under the Senior Credit Facility at August 1, 1997 were $7 million.

      Interest - For purposes of calculating interest, the Loans can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Subsequent to the offering on March 18, 1997 of certain senior notes (see "Long-Term Debt" below), Base Rate Loans bear interest at the sum of (a) a margin of between 0% and .5%, depending on the level of consolidated EBITDA of the Company and its subsidiaries (as determined pursuant to the Senior Credit Facility), plus (b) the higher of (i) the Agent's base rate or (ii) the federal funds rate plus .5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of between 2% and 3%, depending on the level of consolidated EBITDA. As of August 1, 1997, the borrowings outstanding bear interest at 9% pursuant to the Base Rate Loans option.

      Repayment - Subject to the provisions of the Senior Credit Facility, the Company may, from time to time, borrow, repay and reborrow under the Senior Credit Facility. The entire unpaid balance under the Senior Credit Facility is due and payable on March 18, 1999.

      Security - Borrowings under the Senior Credit Facility are secured by (i) a pledge of the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and
      (ii) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries (excluding the Real Estate LLC).

                         Booth Creek Ski Holdings, Inc.

5. FINANCING ARRANGEMENTS (CONTINUED)

SENIOR CREDIT FACILITY (CONTINUED)

      Covenants - The Senior Credit Facility contains financial covenants relating to the maintenance of (i) ratios of (a) financing debt to consolidated cash flow, (b) adjusted consolidated cash flow to consolidated debt service and (c) consolidated cash flow to consolidated interest expense, (ii) consolidated net worth, and (iii) consolidated cash flow. The Senior Credit Facility also contains restrictive covenants pertaining to the management and operation of Booth Creek and its subsidiaries. The covenants include, among others, significant limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, capital expenditures, asset sales, leases, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates, optional payments and modification of debt instruments and issuances of stock.

LONG-TERM DEBT

Long-term debt consists of the following instruments at August 1, 1997, which are described below:


                                        (In thousands)

        Senior Notes                     $ 116,000
        ASC Seller Note                      2,500
        Other debt                           1,290
                                        ----------
                                           119,790
        Less current portion                   418
                                        ----------
                                         $ 119,372
                                        ==========

Senior Notes

On March 18, 1997, the Company consummated an offering (the "Offering") of $110 million in senior debt securities (the "Senior Notes"). An additional $6 million aggregate principal amount of Senior Notes were sold by the Company on April 25, 1997. The proceeds of the Offering, along with $6.5 million in additional equity contributions of Parent and available cash on hand, were used to i) repay $90 million in bridge notes bearing interest at approximately 11%,
ii) repay the $9.8 million Snoqualmie Seller Note bearing interest at 5% per annum and certain other

                         Booth Creek Ski Holdings, Inc.

5. FINANCING ARRANGEMENTS (CONTINUED)

LONG-TERM DEBT (CONTINUED)

debt assumed in connection with the Snoqualmie acquisition, iii) repay obligations relating to a $10 million intercompany note payable to Parent, iv) acquire Grand Targhee and repay certain debt assumed in connection therewith, and v) pay certain fees and expenses associated with the Offering and the Senior Credit Facility. Existing deferred financing costs at March 18, 1997 of approximately $2.7 million relating principally to the bridge notes repaid, were charged off in connection with the early extinguishment of debt, and have been reflected as an extraordinary item in the accompanying statement of operations for the nine months ended August 1, 1997 (net of related income taxes of $666,000).

The Senior Notes mature on March 15, 2007, and bear interest at 12.5% payable semiannually on each March 15 and September 15, commencing September 15, 1997. The Senior Notes are unconditionally guaranteed, on an unsecured senior basis, as to the payment of principal, premium, if any, and interest, jointly and severally (the "Guarantees"), by all Restricted Subsidiaries of the Company having either assets or shareholders' equity in excess of $20,000 (the "Guarantors"). All of the Company's direct and indirect subsidiaries are Restricted Subsidiaries, except the Real Estate LLC. Each Guarantee is effectively subordinated to all secured indebtedness of such Guarantor. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company. The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and the Guarantors, including indebtedness under the Senior Credit Facility. In addition, the Senior Notes are structurally subordinated to any indebtedness of the Company's subsidiaries that are not Guarantors. The indenture for the Senior Notes (the "Indenture") contains covenants for the benefit of the holders of the Senior Notes that, among other things, restrict the ability of the Company and any Restricted Subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends and make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create liens; (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions, (ix) create dividend or other payment restrictions affecting Restricted Subsidiaries; (x) merge or consolidate the Company or any Guarantors; and (xi) transfer and sell assets.

The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. Booth Creek is a holding company and has no operations, assets or cash flows separate from its investments in its

                         Booth Creek Ski Holdings, Inc.

5. FINANCING ARRANGEMENTS (CONTINUED)

LONG-TERM DEBT (CONTINUED)

subsidiaries. In addition, the assets, equity, income and cash flow of the Real Estate LLC, Booth Creek's only non-guarantor subsidiary described in Note 2, are inconsequential and the common stock of the Real Estate LLC is entirely owned by Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or non-guarantor subsidiary because management has determined that such information is not material to investors.

ASC Seller Note

As part of the purchase price for the acquisitions of Waterville Valley and Mt. Cranmore, Booth Creek Ski Acquisition Corp., a wholly-owned subsidiary of Booth Creek, and Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc., wholly-owned subsidiaries of Booth Creek Ski Acquisition Corp. and the respective owners of the assets of the Waterville Valley and Mt. Cranmore resorts, jointly and severally issued a promissory note to American Skiing Company in the aggregate principal amount of $2.75 million, of which $2.5 million was outstanding at August 1, 1997. The ASC Seller Note requires annual principal payments commencing January 31, 1998 at an initial level of $100,000 per year and increasing to $350,000 by January 31, 2003, with the remaining principal balance of $1,150,000 due on June 30, 2004. The ASC Seller Note bears interest at 12% per annum payable semi-annually on each June 30 and December 31 commencing on June 30, 1997.

Other Debt

Other debt of $1,290,000 at August 1, 1997 consists of various capital lease obligations, notes payables and improvement bond obligations.

During the nine months ended August 1, 1997, the Company paid cash for interest costs of $3,635,000.

                         Booth Creek Ski Holdings, Inc.

6. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases certain machinery, equipment and facilities under operating leases. Aggregate future minimum lease payments as of January 31, 1997 are as follows:


      Year ending       (In thousands)
      January 31,

        1998               $ 2,090
        1999                 1,297
        2000                   730
        2001                   350
        2002                   177
      Thereafter               454
                          --------
                           $ 5,098
                          ========

Total rent expense for all operating leases amounted to $2,974,000 for the nine months ended August 1, 1997.

In addition, the Company leases property from the U.S. Forest Service under Special Use Permits for all or certain portions of the operations of Sierra, Bear Mountain, Waterville Valley, Snoqualmie and Grand Targhee. These leases are effective through 2008, 2020, 2034, 2032 and 2034, respectively. Lease payments are based on a percentage of revenues, and were approximately $700,000 for the nine months ended August 1, 1997.

LITIGATION

The nature of the ski industry includes the risk of skier injuries. Generally, the Company has insurance to cover potential claims; in some cases the amounts of the claims may be substantial. The Company is also involved in a number of other claims arising from its operations.

Management, in consultation with legal counsel, believes resolution of these claims will not have a material adverse impact on the Company's consolidated financial condition or results of operations.

                         Booth Creek Ski Holdings, Inc.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

PLEDGE OF STOCK

The stock of the Company is pledged to secure $30 million of indebtedness of the Parent.

7. INCOME TAXES

Income taxes recognized for nine months ended August 1, 1997 are based on the Company's estimated effective income tax rate for the year ending October 31, 1997.

Net deferred tax liabilities of $2,552,000 at August 1, 1997 relate primarily to differences between the book and tax bases of certain assets and liabilities arising as a result of the stock purchase for the Snoqualmie acquisition, as the underlying net assets of Snoqualmie were not adjusted to their fair values for tax reporting purposes, offset by deferred tax assets relating principally to the tax effects of net operating losses generated since inception.

8. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

Booth Creek, Inc. (the "Management Company") provides management services to Booth Creek, the Parent and Booth Creek's subsidiaries pursuant to the Management Agreement dated November 27, 1996 (the "Management Agreement") between Booth Creek and the Management Company. The Management Company provides Booth Creek, the Parent and Booth Creek's subsidiaries with financial advice with respect to, among other matters, cash management, accounting and data processing systems and procedures, budgeting, equipment purchases, business forecasts, treasury functions and investor relations. The Management Company also provides general supervision and management advice concerning tax, legal and corporate finance matters, administration and operation, personnel matters, business insurance and the employment of consultants, contractors and agents. Under the terms of the Management Agreement, the Company provides customary indemnification, reimburses certain costs and pays the Management Company an annual management fee of $350,000 plus an operating bonus, not to exceed $400,000, equal to 2.5% of the excess of consolidated EBITDA (as defined in the Indenture) for such year over $25 million. The obligation of the Company to make payments under the Management Agreement is subject to restrictions under the Indenture and the Senior Credit Facility. Management fees during the nine months ended August 1, 1997 were approximately $255,000.

                         Booth Creek Ski Holdings, Inc.

8. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS (CONTINUED)

Since the formation of the Company, the Management Company and certain of its affiliates have made advances and deposits of approximately $1,400,000 through August 1, 1997, and have incurred expenses of approximately $600,000 through August 1, 1997, in connection with certain of the acquisitions. All of these costs were later reimbursed by the Company pursuant to the Management Agreement.

9. SUBSEQUENT EVENT

On August 14, 1997, Booth Creek consummated its offer to exchange (the "Exchange Offer") up to $116 million aggregate principal amount of its Series B 12.5% Senior Notes due 2007, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of its previously outstanding, unregistered 12.5% Senior Notes due 2007 (the "Rule 144A Notes"). The Exchange Offer expired on August 13, 1997, on which date 100% of the outstanding Rule 144A Notes had been received by the exchange agent for the Exchange Offer.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below relates to the historical financial statements and historical and pro forma results of operations of the Company and the liquidity and capital resources of the Company. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

     Except for historical matters, the matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Booth Creek wishes to caution the reader that the factors below in some cases have effected and could affect Booth Creek's actual results, causing results to differ materially from those in any forward-looking statement. These factors include: regional and national economic conditions, weather conditions, industry competition and governmental regulation and risks associated with expansion, leased property and property used pursuant to the United States Forest Service permits.

GENERAL

     The Company's ski operations are highly sensitive to regional weather conditions and the overall strength of the regional economies in the areas in which the Company operates. The Company believes that the geographic diversity of the Company's resorts and the use of extensive snowmaking technology coupled with advanced trail grooming equipment, which together can provide consistent skiing conditions, can partially mitigate the risk of both economic downturns and adverse weather conditions in any given region. However, the Company remains vulnerable to warm weather, heavy rains and drought conditions, which can have a significant effect on the operating revenues and profitability at any one of the Company's resorts. For example, during the early part of the 1996/97 ski season, the Lake Tahoe region experienced significant rainfall, flooding and mudslides. The inclement weather resulted in poor ski conditions at Northstar and Sierra and a major access highway to Sierra being closed for several weeks during the first quarter of the Company's current fiscal year. Furthermore, much of the poor weather occurred during the Christmas holiday period, a traditionally busy period at the Company's resorts. As a result, skier days and resort revenue were adversely impacted. Certain of the Company's other resorts also experienced poor weather conditions during the nine months ended August 1, 1997, which resulted in a reduction in skier days, revenue and operating income. These conditions also reduced EBITDA for the period.

     The Company's three most weather-sensitive resorts, Bear Mountain, Waterville Valley and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 122, 159, and 103 days, respectively, during each of the last six ski seasons. The Company's Northstar, Sierra, Snoqualmie Pass and Grand Targhee resorts are less weather-sensitive based on their historical natural snowfall, averaging approximately 286, 467, 363, and 483 inches of snow, respectively, per year since 1991 through the 1996/97 ski season. As a result of their historic natural snowfall, their snowmaking capabilities are considerably less extensive than at Bear Mountain, Waterville Valley or Mt. Cranmore.

     The Company's results of operations are also highly dependent on its ability to compete in each of the large regional ski markets in which it operates. At Northstar and Sierra, more than 76% and 75%, respectively, of the 1996/97 ski season total skier days were attributable to residents of the San Francisco, Sacramento and Central California Valley regions. At Bear Mountain, more than 96% of the 1996/97 ski season total skier days were attributable to residents of the Los Angeles and San Diego metropolitan regions. At Waterville Valley and Mt. Cranmore, more than 79% of the 1996/97 ski season total skier days were attributable to residents of the Boston metropolitan area and Southern New Hampshire. At Snoqualmie Pass, the Company estimates that more than 95% of the 1996/97 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region. The Company's Grand Targhee resort attracts approximately 60% of its skiers from outside its local skiing population.

     In addition to revenues generated from skiing operations, the Company's resorts generate significant revenues from non-ski operations, including lodging, conference center services, health and tennis clubs and summer activities such as mountain biking rentals and golf course fees. Moreover, real estate and timber sales at Northstar generated $1.6 million during the nine months ended August 1, 1997, accounting for 6% of Northstar's total revenue during such period.

     A significant portion of total operating costs at the Company's resorts are variable, consisting primarily of retail and food service cost of sales, utilities and labor expense. These variable costs can fluctuate significantly based upon the length of the ski season, number of skier days and other seasonal factors. With the exception of certain management, marketing and maintenance personnel, all of the Company's employees are compensated on an hourly basis.

RESULTS OF OPERATIONS OF THE COMPANY

     HISTORICAL NINE MONTHS ENDED AUGUST 1, 1997

     The Company was formed October 8, 1996. During the nine months ended August 1, 1997, the Company made the following acquisitions which are included in the results of operations of the Company from the respective purchase dates and were accounted for using the purchase method:


                        RESORT                  ACQUISITION DATE
        ----------------------------------------------------------------


                Waterville Valley               November 27, 1996
                Mt. Cranmore                    November 27, 1996
                Northstar                       December 3, 1996
                Sierra                          December 3, 1996
                Bear Mountain                   December 3, 1996
                Snoqualmie Pass                 January 15, 1997
                Grand Targhee                   March 18, 1997

     For the nine months ended August 1, 1997, revenues totaled $65.4 million, approximately $27.6 million, or 42%, of which was generated by Northstar. Operating income for the same period totaled $5.4 million, or 8%, of revenues.

     Both revenues and operating income were negatively impacted by the poor weather conditions experienced by a number of the Company's resorts during the 1996/97 ski season as discussed previously. Operating income is also net of approximately $8.1 million of depreciation, depletion and amortization expenses reflecting the stepped up values of the recently acquired resorts.

     Interest expense is primarily composed of interest on $90 million in bridge notes and $10 million in intercompany notes to the Company's parent (the "Bridge Financing Facilities"), which bore interest at approximately 11% per annum through March 18, 1997, and on the Senior Notes (which bore interest at 12.5% per annum) from March 18, 1997 through August 1, 1997.

     Amortization of deferred financing costs relate primarily to fees associated with the Bridge Financing Facilities and the Senior Notes. Unamortized fees associated with the Bridge Financing Facilities at March 18, 1997, the date the Bridge Financing Facilities were repaid, totaled approximately $2.7 million and were written off and reflected as an extraordinary loss on the early retirement of debt, net of a related $666,000 tax benefit, in the consolidated statement of operations.

     Income taxes have been provided at a 25% rate, the expected effective income tax rate for the year.

     HISTORICAL THREE MONTHS ENDED AUGUST 1, 1997

     For the three months ended August 1, 1997, revenues totaled $4.5 million, and primarily related to real estate sales, golf operations, mountain biking operations and other summer resort activities.

     The operating loss for the three months ended August 1, 1997 was $6.6 million. The operating loss is net of $3 million of depreciation, depletion and amortization expenses reflecting the stepped up values of the recently acquired resorts.

     Interest expense is primarily composed of interest on the 12.5% Senior
Notes.

     The Company has recorded an income tax benefit at a rate of 25% for the three months ended August 1, 1997.

      PRO FORMA NINE MONTHS ENDED AUGUST 1, 1997 AS COMPARED TO THE COMBINED NINE MONTHS ENDED JULY 31, 1996

     The Company was formed on October 8, 1996. During the nine months ended August 1, 1997, the Company acquired Northstar, Sierra, Bear Mountain, Waterville Valley, Mt. Cranmore, Snoqualmie Pass and Grand Targhee. Each resort has been included in the statement of operations of the Company from the respective purchase date and accounted for using the purchase method.

     To provide an understanding of the results of operations of the Company's resorts for the nine months ended August 1, 1997, for purposes of this discussion the Company is comparing revenue, operating expenses (excluding depreciation, depletion and amortization) and cost of sales - real estate and other on a pro forma basis for the nine months ended August 1, 1997 to the combined historical results of the seven resorts for the nine months ended July 31, 1996. Due to the application of purchase accounting and the new capital structure of the Company, expenses for depreciation, depletion, amortization, interest and income taxes are not comparable to prior periods. Accordingly, the Company has not attempted to compare earnings between periods that include any of these expenses. The pro forma and combined information does not purport to be indicative of results that actually would have occurred had the acquisitions been made on the dates indicated or of results which may occur in the future.






                                                PRO FORMA              COMBINED NINE
                                             NINE MONTHS ENDED          NINE MONTHS
                                                  ENDED                    ENDED
                                              AUGUST 1, 1997           JULY 31, 1996

                                            ------------------------------------------

Revenue:
  Resort operations                             $ 73,674              $ 72,745
  Real estate and other                            1,951                 2,210
                                                ------------------------------
                                                  75,625                74,955
Operating expenses:
  Resort operations                               63,380                55,539
  Cost of sales-real estate and other              1,307                 1,153
                                                ------------------------------
                                                  64,687                56,692
                                                ------------------------------
Operating income before
depreciation, depletion and
amortization                                    $ 10,938              $ 18,263
                                                ==============================

     Total pro forma revenue for the nine months ended August 1, 1997 was $75.6 million, an increase of $670,000 or 1% from the combined revenue of the Company's resorts for the nine months ended July 31, 1996. Northstar, Bear Mountain and Snoqualmie generated increased revenues in the 1997 period of 9%, 16% and 12%, respectively, due primarily to skier day increases of 10%, 29% and 5%, respectively, as compared to the 1996 period. Skier day growth at Bear Mountain was offset by reduced ticket prices, due to the mix of ticket types (adult, children, complimentary, multi-day, season passes, etc.) and various promotional offers, resulting in the net 16% increase in revenue. Sierra, Waterville Valley and Grand Targhee revenues in 1997 decreased 20%, 6% and 10%, respectively, as compared to the 1996 period, reflecting the decrease in skier days of 17%, 15% and 19%, respectively. Road closures at Sierra and Grand Targhee and less favorable weather conditions contributed to these decreases. Real estate revenues in the 1997 period declined $259,000 to $2.0 million or 12%, due to fewer lot sales in the 1997 period at Northstar.

     Pro forma resort operating expenses, excluding depreciation, depletion and amortization, for the nine months ended August 1, 1997 totaled $63.4 million, an increase of $7.8 million, or 14%, from the combined operating expenses of the Company's resorts for the nine months ended July 31, 1996. This increase was primarily due to road closures at Sierra and Grand Targhee, early opening of many of the Company's resorts (which were expected to generate improved momentum into peak holiday periods but resulted in increased operating costs) and poor weather conditions at many of the Company's resorts during peak holiday periods.

     The pro forma cost of sales - real estate and other for the nine months ended August 1, 1997 totaled $1.3 million, an increase of $154,000, or 13%, from the combined costs of the Company's resorts for the nine months ended July 31, 1996. This increase is due primarily to increased costs allocated to each parcel in the 1997 period as part of the purchase accounting at Northstar.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity will be cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income will be generated by its subsidiaries. As a result, the Company will be dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations, including the payment of principal of and interest on the Senior Notes. The Senior Credit Facility currently provides for borrowing availability of up to $20 million. The Company is required to repay all borrowings under the Senior Credit Facility on or before March 1, of each year and have no outstanding indebtedness thereunder during the two months thereafter. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through October, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities and to build retail and other inventories prior to the start of the skiing season. The Company expects to fund interest payments on the Senior Notes through available cash on hand and borrowings under the Senior Credit Facility.

     The Company's pro forma capital expenditures for the year ended October 31, 1996 and the nine months ended August 1, 1997 were approximately $10.3 million and $12.5 million, respectively. For the pro forma year ended October 31, 1996, expenditures included approximately $5.5 million for maintenance capital expenditures, $1.2 million for the development of Northstar's Big Springs project, $1.7 million for two lifts at Grand Targhee, $1.7 million for a lift at Mt. Cranmore and $200,000 for other facility upgrades. For the pro forma nine months ended August 1, 1997, expenditures related primarily to new lifts at Sierra and Grand Targhee and new snow groomers at various resorts. Management anticipates that total capital expenditures from March 1997 through October 1998 will be approximately $15.0 million. Future capital expenditures include approximately $5.0 million in each of the next two years for resort maintenance and safety and $5.0 million for resort upgrades that management deems appropriate. The Company plans to fund these capital expenditures from available cash flows, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture and borrowings under the Senior Credit Facility.

     Management believes that there is a considerable degree of flexibility in the timing (and, to a lesser degree, the scope) of its capital expenditure program, and even greater flexibility as to its real estate development objectives. While the capital expenditure program described above is regarded by management as important, both as to timing and scope, discretionary capital spending above maintenance levels can be deferred, in some instances for substantial periods of time, in order to address cash flow or other constraints. With respect to the Company's potential real estate development opportunities, management believes that such efforts will enhance ski-related revenues and will contribute independently to earnings. In addition, with respect to significant development projects, the Company anticipates entering into joint venture arrangements that would reduce infrastructure and other development costs. Nonetheless, existing lodging facilities in the vicinity of each resort are believed to be adequate to support current skier volumes, and a deferral or curtailment of these development efforts is not regarded by management as likely to adversely affect skier days and ski-related revenues or profitability. The Company also believes that its current infrastructure is sufficient, and that development of real estate opportunities is not presently necessary, to support its existing operations.

     The Company's liquidity will be significantly affected by the substantial indebtedness incurred in connection with the financing of the resort acquisitions, including the indebtedness evidenced by the Senior Notes. As a result of its leveraged position, the Company will have significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited. In addition, the Company's high level of debt may increase its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. Any decline in the Company's expected operating performance could have a material adverse effect on the Company's liquidity and on its ability to service its debt and make required capital expenditures. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a change of control may also constitute a default under the Senior Credit Facility.

     Management believes that the Company's cash flow from operations and borrowings available under the Senior Credit Facility will be sufficient to enable the Company to meet all of its cash operating and debt service requirements over the next twelve months.

     SEASONALITY

     The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. During the off-season months of May through October, the Company's resorts typically experience a substantial reduction in labor and utility expense due to the absence of ski operations, but make significant expenditures for maintenance, expansion and capital improvement in preparation for the ensuing ski season.

ENVIRONMENTAL MATTERS

     The Company's resorts are subject to a wide variety of federal, state and local laws and regulations relating to land use, water resources, discharge, storage, treatment and disposal of various materials and other environmental matters. Management believes that the Company's resorts are presently in compliance with all land use and environmental laws, except where non-compliance is not expected to result in a material adverse effect on its financial condition. The Company also believes that the cost of complying with known requirements, as well as anticipated investigation and remediation activities, will not have material adverse effect on its financial condition or future results of operations. However, failure to comply with such laws could result in the imposition of severe penalties and other costs or restrictions on operations by government agencies or courts that could adversely affect operations.

     The Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation. However, at Grand Targhee, the Wyoming Department of Environmental Quality (the "DEQ") has issued a Notice of Violation of state water pollution requirements based on alleged discharge from a wastewater lagoon without a permit. The Company expects to enter into an amended consent order with the DEQ requiring construction and operation of a new wastewater facility by November 1998 at a cost ranging from approximately $750,000 to $1.0 million. Penalties for the alleged noncompliance have not been sought by the DEQ or by any other governmental authority or person, although such action could be pursued.

     Pursuant to the air emissions reduction program currently in effect in the area regulated by the South Coast Air Quality Management District, where Bear Mountain is located, Bear Mountain will be required to "bank" emission credits from other facilities which have already implemented NOx emission reductions. The Company may purchase "banked" emission credits in a one-time transaction at the current market rate of approximately $681,000 or over time up to the year 2010 at prevailing market rates.

PART II

ITEM 1. LEGAL PROCEEDINGS.

         Each of the Company's resorts has pending and is regularly subject to litigation with respect to personal injury claims relating principally to skiing activities at its resorts. The Company and each of its resorts maintain extensive liability insurance that the Company considers adequate to insure claims related to usual and customary risks associated with the operation of ski resorts. The Company does not believe that it or any of its resorts are involved in any litigation that will, individually or in the aggregate, have a material adverse effect on its financial condition or future results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits

         Exhibit No.       Description of Exhibit
         -----------       ----------------------

              10. Amendment No. 2 to Credit Agreement as Amended and Restated, dated as of July 30, 1997 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated and BankBoston, N.A.

              27.          Financial Data Schedule

         b. Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended August 1, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                         BOOTH CREEK SKI HOLDINGS, INC.
                                  (Registrant)



September 15, 1997       /s/ NANCI N. NORTHWAY
---------------------   ---------------------------------------------

Date                     Nanci N. Northway
                         Vice President and Chief Financial Officer
                         (Principal financial and accounting officer)

                              INDEX TO EXHIBITS

EXHIBIT NO.                             DESCRIPTION
------- ---                             -----------


         Exhibit No.                    Description of Exhibit
         -----------                    ----------------------
            10.                         Amendment No. 2 to Credit Agreement as Amended and
                                        Restated, dated as of July 30, 1997 among Booth Creek Ski
                                        Holdings, Inc., Booth Creek Ski Acquisition Corp.,
                                        Trimont Land Company, Sierra-at-Tahoe, Inc., Bear
                                        Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount
                                        Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee
                                        Incorporated and BankBoston, N.A.

            27.                         Financial Data Schedule

