Form 10-K405
period 1997-10-31
BOOTH CREEK SKI HOLDINGS INC
filed 1998-01-29
CIK 1037253

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)
   [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended October 31, 1997
                                         OR
   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from ________________
                                 to________________
                         Commission File Number: 333-26091

                         BOOTH CREEK SKI HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                       84-1359604
      (State or other
  jurisdiction of..........                                            (IRS Employer
     incorporation or
  organization)............                                         Identification No.)

                        HIGHWAY 267 AND NORTHSTAR DRIVE
                           TRUCKEE, CALIFORNIA 96160
                                 (916) 562-1010
               (Address, including zip code and telephone number,
       including area code, of registrant's principal executive offices)

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE.

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE.
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     AS OF JANUARY 15, 1998, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WAS 1,000 SHARES. THERE IS NO TRADING MARKET FOR THE COMMON STOCK. ACCORDINGLY, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS NOT DETERMINABLE. SEE PART II, ITEM 5 OF THIS REPORT.
================================================================================

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                        PAGE NUMBER
ITEM                                                                    OR REFERENCE
----                                                                    ------------
                                    PART I
  1.    Business....................................................           2
  2.    Properties..................................................          17
  3.    Legal Proceedings...........................................          17
  4.    Submission of Matters to a Vote of Security Holders.........          17
                                   PART II
  5.    Market for Registrant's Common Equity and Related
        Stockholder Matters.........................................          18
  6.    Selected Financial Data.....................................          19
  7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................          21
  8.    Financial Statements and Supplementary Data.................          33
  9.    Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure....................................          33
                                   PART III
 10.    Directors and Executive Officers of the Registrant..........          34
 11.    Executive Compensation......................................          36
 12.    Security Ownership of Certain Beneficial Owners and
        Management..................................................          39
 13.    Certain Relationships and Related Transactions..............          40
                                   PART IV
 14.    Exhibits, Financial Statement Schedules, and Reports on Form
        8-K.........................................................          44

                                     PART I

     As used in this Report, unless the context otherwise requires, "Booth Creek" or the "Company" refers to Booth Creek Ski Holdings, Inc. and its subsidiaries. Since November 27, 1996, the Company has acquired the Northstar-at-Tahoe ("Northstar") and Sierra-at-Tahoe ("Sierra") ski resorts in the Lake Tahoe region of Northern California, the Bear Mountain ski resort (together with Northstar and Sierra, the "California Resorts") in Southern California, the Waterville Valley and Mt. Cranmore ski resorts in New Hampshire (the "New Hampshire Resorts"), the Summit at Snoqualmie ski resort complex (formerly known as Snoqualmie Pass), which consists of four separate and distinct resorts (the "Summit") in the Cascade Mountains of Northwest Washington and the Grand Targhee ski resort ("Grand Targhee") in the Grand Tetons in Wyoming.

ITEM 1. BUSINESS

OVERVIEW

     Booth Creek owns and operates seven ski resort complexes encompassing ten separate resorts, making the Company the fourth largest operator in North America based on approximately 1.8 million skier days recorded during the 1996/97 ski season at such resorts. Booth Creek primarily operates regional ski resorts which, in the aggregate, attract approximately 85% of their guests from their regional ski markets, within a 200 mile driving radius of each resort. The Company's properties offer approximately 9,000 acres of skiable terrain, 351 trails, 84 lifts (including 13 high-speed lifts) and on-mountain capacity to accommodate approximately 50,000 guests daily.

     The Company's resort properties are primarily located near major skiing populations, including four of the five largest regional ski markets: Los Angeles/San Diego, San Francisco/Sacramento, Boston and Seattle/Tacoma. The Company believes this geographical diversification serves to limit the Company's exposure to regional economic downturns and unfavorable weather conditions.

     The Company's California Resorts have introduced what management believes to be one of the industry's leading marketing programs, Vertical Plus, an electronic annual frequent skier program designed to build customer loyalty, increase visitation frequency and maximize guest revenue yields. In addition, the Company has introduced another frequent skier program, Vertical Value, which offers an incentive for frequent visitation at all of the Company's resorts. The Company also uses targeted advertising, database marketing and strategic marketing alliances to enhance the image of its resorts and increase regional market share. The Company also offers extensive development programs to improve the technical skill level of all types of skiers, which management believes is important to expand the total skier population and increase skier visitation frequency. Northstar and Sierra are consistently rated by consumer publications as having premier ski instruction and development programs. The Company intends to implement similar skier development programs at its other resorts in future ski seasons.

     The Company's principal executive offices are located at Highway 267 and Northstar Drive, Truckee, California 96160. Its telephone number at that location is (916) 562-1010. The Company was incorporated in Delaware on October 8, 1996.

INDUSTRY

     There are 507 ski areas in the United States, which during the 1996/97 ski season generated approximately 52.5 million skier days. These areas range from small ski resort operations, which cater primarily to day skiers and regional overnight skiers from nearby population centers, to larger resorts which, given the scope of their operations and their accessibility, are able to attract skiers and snowboarders from their regional ski markets as well as destination resort guests who are seeking a comprehensive vacation experience. While regional ski market skiers tend to focus primarily on lift ticket price and round-trip travel time, destination travelers tend to be heavily influenced by the number of amenities and activities offered as well as the perceived overall quality of the vacation experience. The table below summarizes regional skier days from the 1992/93 ski season through the 1996/97 ski season.

                    U.S. SKI INDUSTRY REGIONS AND SKIER DAYS

                                                                            ROCKY     PACIFIC    LAKE
              SEASON                   NORTHEAST    SOUTHEAST    MIDWEST     MTS       WEST      TAHOE    TOTAL
              ------                   ---------    ---------    -------    -----     -------    -----    -----
                                                                    (IN THOUSANDS)
1992/93............................     13,217        4,660       6,978     18,602     7,375     3,200    54,032
1993/94............................     13,718        5,808       7,364     17,503     7,144     3,100    54,637
1994/95............................     11,265        4,746       6,907     18,412     7,446     3,900    52,676
1995/96............................     13,825        5,693       7,284     18,148     6,033     3,000    53,983
1996/97............................     12,407        4,231       7,137     18,904     7,341     2,500    52,520
5 year average.....................     12,886        5,028       7,134     18,314     7,068     3,140    53,570

Northeast: CT, MA, ME, NH, NY, VT, RI
Southeast: AL, GA, KY, MD, NC, NJ, PA, TN, VA, WV
Midwest: IA, IL, IN, MI, MN, MO, ND, NE, OH, SD, WI
Rocky Mts: CO, ID, MT, NM, UT, WY
Pacific West: AK, AZ, CA (excluding Lake Tahoe Region), NV, OR, WA
Source: 1996/97 Kottke National End of Season Survey

     The ski resort industry is presently experiencing a period of consolidation. The number of U.S. ski areas has declined from 709 in 1986 to 507 in 1997 and, based on industry estimates, the number of ski areas is expected to decline further, as many mountain resorts lack the infrastructure, capital and management capability to compete in this multi-dimensional and service-intensive industry. No major new ski resort has opened in the United States since 1989. Of the 507 ski areas, RRC Associates estimates the average resort recorded approximately 103,590 skier days and only approximately 25% of all resorts reported more than 200,000 skier days during the 1996/97 ski season. All of the Company's resorts except Mt. Cranmore and Grand Targhee typically record more than 200,000 annual skier days. The trend among leading resorts is toward investing in improving technology and infrastructure, including high speed lifts, attractive facilities and extensive snowmaking capabilities to deliver a more consistent, quality experience. The Company's resorts have spent over $30.0 million in expansion-related capital expenditures over the last three years to improve their competitive position. Management believes the need for increased investment in a resort has required a greater access to capital and has enhanced the position of larger and better capitalized resort owners. Despite this consolidation, the ski industry remains highly fragmented, with no one resort accounting for more than 4%, and no one resort operator accounting for more than approximately 10%, of the United States' 52.5 million skier days during the 1996/97 ski season.

     The Lake Tahoe region has averaged approximately 3.1 million annual skier days over the last five years. Management estimates that approximately 80% of the skiers visiting Lake Tahoe resorts during the 1996/97 ski season were from the San Francisco, Sacramento and Central Valley metropolitan areas. Other guests come principally from Southern California and states with large ski populations, such as Texas, Illinois and Florida. Skiers in this market can choose from among six major resorts, which include Northstar, Sierra, Squaw Valley, Heavenly Valley, Alpine Meadows, and Kirkwood. Northstar, Squaw Valley and Heavenly Valley attract a significantly greater share of destination skiers than the area's other resorts.

     The Southern California market has averaged approximately 2.3 million annual skier days over the last five years. Management estimates that approximately 95% of the skiers visiting Southern California resorts during the 1996/97 ski season were drawn primarily from the Los Angeles, Orange County and San Diego metropolitan areas. Skiers in this market can choose from among three major resorts, which include Bear Mountain, Snow Summit and Mammoth.

     The Northeast market (including New York) has averaged approximately 12.9 million annual skier days over the last five years. The Northeast market consists of a significant percentage of day or weekend skiers due to the relatively short driving radius to major metropolitan areas. While the Northeast does not draw significant numbers of vacationing skiers from the Western regions of the United States, it does compete with the Rocky Mountains and Pacific West areas for Eastern vacationing skiers. Within the Northeast region, skiers can choose from among over 50 major ski areas and resorts. The region's major ski areas and resorts are concentrated in the mountainous areas of New England and eastern New York, with the bulk of skiers coming from the population centers located in eastern Massachusetts, southern New Hampshire, Connecticut, eastern New York, New Jersey and the Philadelphia area.

     The Company's Summit resort complex operates in the Washington State segment of the Pacific West market, which recorded approximately 1.5 million skier days during the 1996/97 ski season. Management estimates that approximately 95% of the skier days recorded at Washington State resorts during the 1996/97 ski season were attributable to residents of the Seattle/Tacoma metropolitan area. Other guests come primarily from other parts of Washington, Oregon and Western Canada. Washington State resorts do not attract a significant number of destination skiers. Within Washington State, skiers can choose from among 14 ski resorts, including the four resorts comprising the Summit. The largest ski areas in Washington State are the Summit, Stevens Pass and Crystal Mountain, each of which had over 275,000 skier days during the 1996/97 ski season. Other ski areas in Washington are moderate to small in size.

     The Rocky Mountains market has averaged approximately 18.3 million skier days over the last five years, with a high percentage of visitors consisting of destination skiers. Of the 91 ski areas in the region, 28 are located in Colorado, accounting for approximately 62% of all recorded skier days during the 1996/97 ski season. The 38 ski resorts in the northern Rocky Mountain states of Montana, Idaho and Wyoming recorded a total of approximately 2.9 million skier days during the 1996/97 ski season. Because resorts in this part of the region are generally less accessible than resorts in Colorado or Utah, they tend to be smaller and attract fewer destination skiers from outside of the northern Rocky Mountain states.

RESORT OPERATIONS

     The Company's seven resort complexes offer a variety of ski and non-ski activities. The table below provides a summary of each resort's ski operations and is followed by a more detailed description of each resort.

                                                                                                        TOTAL
                                                                                              SNOW     1996/97
                                 SKIABLE   VERTICAL                            SNOWMAKING   GROOMING    SKIER    BEDS WITHIN
            RESORT                ACRES      DROP     TRAILS       LIFTS        COVERAGE    MACHINES   VISITS     12 MILES
            ------               -------   --------   ------       -----       ----------   --------   -------   -----------
Northstar-at-Tahoe.............   2,400      2,280      63     1 Gondola           50%         14      445,753     16,000
                                                               4 High-Speed
                                                               Quads(1)
                                                               4 Fixed Grip
                                                               3 Surface

Sierra-at-Tahoe................   1,663      2,212      46     3 High-Speed        10%         12      213,156     30,000
                                                               Quads
                                                               6 Fixed Grip
                                                               1 Surface

Bear Mountain..................     195      1,665      32     1 High-Speed       100%          8      276,729     11,000
                                                               Quad
                                                               8 Fixed Grip
                                                               3 Surface

Waterville Valley..............     255      2,020      50     2 High-Speed       100%          8      219,313      6,500
                                                               Quads
                                                               6 Fixed Grip
                                                               4 Surface

Mt. Cranmore...................     190      1,167      36     1 High-Speed       100%          4      120,052     16,000
                                                               Quad
                                                               4 Fixed Grip
                                                               1 Surface

The Summit at Snoqualmie.......   1,916      2,200      96     23 Fixed Grip        0%         20      476,218      1,000
                                                               5 Surface

Grand Targhee..................   2,412      2,200      28     1 High-Speed         0%          7      94,898         750
                                                               Quad
                                                               2 Fixed Grip
                                                               1 Surface

-------------------------
(1) High-Speed Quads are four-person chairlifts which decelerate and detach from a cable during passenger loading and unloading and reattach and accelerate thereafter.

     Northstar-at-Tahoe

     In management's opinion, Northstar-at-Tahoe, located near the north end of Lake Tahoe, offers more activities and services in both winter and summer than any of its competitors in the Lake Tahoe area. The resort's 8,600-foot Mt. Pluto features 2,400 acres of skiable terrain for all abilities and a 2,280 foot vertical drop. Northstar's 63 ski trails are served by 12 operating lifts, including one gondola, four high-speed quads, two triple lifts and two double lifts, which combine to transport up to 19,275 skiers uphill per hour. Northstar also has approximately 42 kilometers of groomed trails for cross-country skiing and snowshoeing and several on-mountain terrain parks for snowboarders and adventurous skiers offering non-traditional bumps, jumps and turns. Since the 1988 ski season, Northstar has spent over $25.0 million in capital expenditures, including $10.0 million to install four new high-speed lifts, $12.0 million to install snowmaking equipment, upgrade trail grooming equipment, and expand skiable terrain, and $3.0 million to upgrade lodging and retail facilities. Other facilities at Northstar include a European-style village that consists of condominium/hotel accommodations, various restaurants, bars, shops, a day-care center and entertainment and convention facilities and a 22,700 sq. ft. on-mountain ski lodge. Summer recreation facilities include an 18-hole golf course, ten tennis courts, a horseback riding stable, mountain bike rentals and trails and a swimming pool. Northstar currently ranks third in skier days in the Lake Tahoe area and is one of only 18 resorts in the United States to surpass the 500,000 skier days milestone, which it did during the 1994/95 ski season. Between 1990 and 1997, Northstar was named one of the top ten United States family resorts by Travel & Leisure, Better Homes &

Gardens and Family Circle, as well as one of the best 50 North American ski resorts by Snow Country and Ski magazines.

     Northstar provides a full-service skiing experience for its clientele, which typically includes the upper-income, baby boomer population. Northstar's marketing is focused on the San Francisco Bay and the Sacramento Valley areas as a destination alternative to Colorado and Utah resorts. Northstar also markets aggressively in Southern California and states with large ski populations. Northstar is within a one hour drive of the Reno International Airport, which offers convenient scheduled air service to all parts of the United States, Western Canada and Mexico. Small private planes can fly into the all-weather Truckee Airport, where Northstar operates transit buses to the resort.

     Typical Northstar guests include single male intermediate skiers between the ages of 25 and 44 earning between $50,000 and $100,000 and families headed by professionals or business executives with incomes in excess of $100,000. Northstar is within a 200 mile driving radius of the major population centers of San Francisco and Sacramento and, therefore, attracts a significant number of its guests from Northern California. Northstar has approximately 6,000 beds at the resort with an additional 40,000 beds in the vicinity, 10,000 of which are within a 12 mile radius. Management estimates that during the 1996/97 ski season 77% of the skiers visiting Northstar came from Northern California, 10% from Southern California, 12% from other states, and 1% from international locales.

     Northstar's snowmaking system is engineered to cover approximately 50% of its ski trails, which management believes is adequate given the area's heavy annual snowfall, which averaged approximately 286 inches per year during the past six years. Northstar has pumping rights from nearby water sources which, when coupled with its 60 million gallon water storage capacity, have been more than sufficient to support the resort's needs. Snowmaking during the 1996/97 ski season consumed approximately 35.3 million gallons of water, which was slightly below Northstar's six year average of 35.7 million gallons per year.

     Northstar consists of over 6,500 acres of privately owned land, of which less than one-third has been developed. Management believes that Northstar has significant opportunities to develop additional ski terrain as well as residential and commercial space. See Part I, Item 1. "Business -- Real Estate Development."

     Sierra-at-Tahoe

     Sierra-at-Tahoe is conveniently located near the large bed base of South Lake Tahoe and is the closest major ski resort to Sacramento and the Central California Valley. The resort's 8,852-foot peak offers 1,663 skiable acres and a 2,212 foot vertical drop. Sierra's 46 ski trails are currently served by 10 operating lifts, including three high-speed quads, one triple lift and five double lifts, which combine to transport up to 14,921 skiers uphill per hour. In addition to significantly upgrading its retail and restaurant facilities in recent years, Sierra has invested approximately $11.5 million since 1994 to install new high-speed lifts, upgrade its grooming equipment and rebuild its base lodge facilities. Sierra operates a 46,000 sq. ft. base lodge which offers a variety of food and beverage services. Management believes that Sierra's recent investment in its ski infrastructure has made it the best ski value in the South Lake Tahoe area. Sierra does not offer summertime activities.

     Sierra's demographic characteristics closely parallel Northstar's, although Sierra's core customer base is slightly younger and less affluent with more aggressive skiing demands. Sierra does not own or manage any real estate units in the area but there are 50,000 beds in the South Lake Tahoe vicinity, including 30,000 beds within a 12 mile radius. Sierra attracts a larger share of its guests from the Sacramento and Central Valleys than the San Francisco Bay area.

     Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a special use permit with the United States Forest Service. See Part I,
Item 1. "Business -- Regulation and Legislation." Sierra's skiable terrain, notable for its extensive summer grooming and wind-protected slopes, requires less snow than other resorts to provide ideal ski conditions. Due to its abundant annual snowfall, which has averaged approximately 470 inches per year since 1991, Sierra is not dependent upon snowmaking and, as a result, its snowmaking equipment covers only 10% of Sierra's total acreage. Sierra also employs a modern fleet of snow grooming machines which maintain high-quality skiing surfaces.

     Bear Mountain

     Bear Mountain is located in the San Bernardino mountains of Southern California. Its 8,805-foot peak features 195 acres of skiable terrain and a 1,665 foot vertical drop. Bear Mountain's 32 ski trails are served by 12 lifts, including one high-speed quad, one fixed grip quad, three triple lifts and four double lifts, which combine to transport up to 14,790 skiers uphill per hour. During the last two ski seasons, Bear Mountain invested approximately $1.5 million to upgrade its base lodge facilities. Other facilities at Bear Mountain include three lodges which provide an aggregate of approximately 31,000 sq. ft. of space for food and beverage services (restaurants and cafeterias), skier services and entertainment. Summer recreation facilities include a nine-hole golf course.

     Bear Mountain is within a one to three hour drive of the Los Angeles and San Diego metropolitan areas, providing it with access to nearly 16 million Southern Californians of whom approximately 800,000 actively participate in skiing and snowboarding. Nearly 95% of Bear Mountain's skiers are from Southern California. Bear Mountain appeals to the younger generations of skiers, the echo boom and "X" generations, who are generally less affluent than the targeted customers at the Company's Lake Tahoe resorts. While Bear Mountain is in the middle of an 11,000 bed base area, it is primarily a day ski facility.

     Bear Mountain owns 116 of its 819 gross acreage and leases 698 acres of mountain terrain under a Forest Service special use permit. See Part I, Item 1. "Business -- Regulation and Legislation." Management believes that Bear Mountain has one of the largest snowmaking capacities per acre of any resort west of the Mississippi and incorporates a state-of-the-art system which allows it to efficiently cover 100% of its ski trails. Bear Mountain also has access to three reservoirs capable of holding six million gallons of water for snowmaking. Management believes that the skiing infrastructure at Bear Mountain, including lifts, snowmaking and trail grooming equipment, is very strong, making it one of the most attractive ski areas in Southern California.

     Waterville Valley

     Waterville Valley has long been recognized as one of the largest and most picturesque ski resorts in New Hampshire. Waterville Valley's major base facilities are located on the 4,004 foot high Mt. Tecumseh and offer 255 skiable acres and a vertical drop of 2,020 feet. Waterville Valley's 50 trails are served by 12 operating lifts, including two high-speed quads, two triple lifts and four double lifts, which combine to transport up to 15,672 skiers uphill per hour.

     The resort operates a 41,872 sq. ft. base lodge (complete with multiple food service centers and child care), a mid-mountain lodge featuring a cafeteria and deli and a mountain-top lodge with snack bar and acclaimed restaurant dining.

     The Waterville Valley resort has a year-round Base Camp Adventure Center offering mountain bikers, cross-country skiers, and hikers access to 105 kilometers of trails in the White Mountain National Forest. Other resort amenities include an ice skating arena, golf course, tennis center, sports and fitness center, and horseback riding. Waterville Valley's Conference Center has 17,000 sq. ft. of meeting space and provides banquet facilities for up to 1,000 people. With 11 meeting rooms, a business center, audio-visual capabilities and a self-contained pub, the Conference Center's on-site staff supports events year-round.

     Waterville Valley has traditionally created an environment conducive to families who are either day skiers, regional overnight skiers or vacation skiers. Its location adjacent to Interstate 93 (a major north-south thoroughfare for skiers) makes it one of the most accessible of the larger New England resorts and it has the facilities, trails and programs to satisfy adults and children of all abilities. Waterville Valley's proximity to large East Coast markets (Boston is less than two and one-half hours away by car) attracts day skiers, while the town's substantial bed base can accommodate the regional overnight skiers and vacationers who will stay an average of two to four days. There are approximately 6,500 beds in the Waterville Valley area, of which approximately 3,000 can be rented. The majority of Waterville Valley's skiers come from Massachusetts

(43%) and New Hampshire (36%), with the remainder coming from Rhode Island, Connecticut, New York, New Jersey and other regional locations.

     Waterville Valley owns 35 acres on its smaller Snow's Mountain and two acres at the Conference Center. It leases 790 acres of land on Mt. Tecumseh from the federal government under a Special Use Permit issued by the Forest Service. See Part I, Item 1. "Business -- Regulation and Legislation." Waterville Valley's snowmaking system is engineered to cover 100% of the ski trails on Mt. Tecumseh. Snowmaking during the 1996/97 ski season consumed approximately 89 million gallons of water for about 558 acre feet of coverage; water for snowmaking is currently pumped from a local river and a pond. Waterville Valley is in the process of obtaining permits for additional water sources and water storage facilities for snowmaking.

     Mt. Cranmore

     Mt. Cranmore is the oldest continuously operated ski area in the United States. Strategically located in the hub of New Hampshire's Mount Washington Valley, Mt. Cranmore's 1,714 foot summit offers 190 skiable acres and a 1,167 foot vertical drop. Mt. Cranmore's 36 trails, including nine trails lighted for night skiing, are served by six operating lifts, including one high-speed quad, one triple lift, three double lifts and one surface lift, which combine to transport up to 6,420 skiers uphill per hour. The installation of the high-speed quad in 1995 and other recent capital improvements totaling $3.0 million, together with an aggressive marketing program, contributed to a 24% increase in skier days for Mt. Cranmore during the 1996/97 ski season compared to the 1994/95 ski season. The mountain is serviced by two base lodges, offering multiple eating locations and pub/restaurant facilities, as well as a restaurant at the summit. In addition, Mt. Cranmore owns a year-round 46,000 sq. foot athletic facility which includes an outdoor tennis stadium with seating for up to 5,500 people, four indoor tennis courts, a pool, a spa, a weight-lifting area, aerobic rooms, an indoor-climbing wall, locker rooms, a snack area and a nursery. Mt. Cranmore also operates on-premises ski and rental shops.

     Management believes that Mt. Cranmore has great appeal to the family skier due to its intimate size, high percentage of intermediate trails (45%, with 33% for advanced) and its well-developed children's ski programs. An additional family attraction is Mt. Cranmore's neighboring town of North Conway, which is within walking distance of the mountain and has one of New England's largest rural retail outlet and restaurant centers. North Conway is part of the White Mountains area, which is the dominant tourist destination in New Hampshire. Approximately 13 million people live within a four-hour drive of Mt. Cranmore. During the 1996/97 ski season, management estimates that 57% of the resort's guests were from the Boston metropolitan area, 22% were from New Hampshire and 10% were from Rhode Island. To accommodate destination/vacation skiers there are 16,000 rental beds in the Mt. Washington Valley, including 76 condominium units at Mt. Cranmore itself.

     Mt. Cranmore owns 754 acres and holds deeded easements enabling it to develop an additional 1,200 acres of ski terrain. Mt. Cranmore does not lease any of its land from the federal government. Mt. Cranmore's snowmaking equipment consists of a computerized Hydralink weather-monitoring snowmaking system which, when installed in 1995, increased snowmaking output by 40% and currently covers 100% of the resort's ski trails. In addition to pumping rights from a nearby stream, Mt. Cranmore has an agreement with the local water district for unrestricted access to an additional reservoir of 1 million gallons of water for snowmaking. Mt. Cranmore's base area pond also holds 2.5 million gallons. Snowmaking during the 1996/97 ski season consumed approximately 90 million gallons of water.

     The Summit at Snoqualmie

     The Summit is located in the Cascade mountains of Northwest Washington and consists of four separate resorts, Alpental at the Summit, Summit West, Summit Central, and Summit East, which collectively offer 1,916 acres of skiable terrain. Individually, Alpental has a 5,400 foot top elevation, a 2,200 foot vertical drop and 170 acres of skiable trails and runs (93 of which are lighted); Summit West has a 3,860 foot top elevation, an 810 foot vertical drop and 172 acres of skiable trails and runs (166 of which are lighted); Summit Central has a 3,860 foot top elevation, a 1,020 foot vertical drop and 246 acres of skiable trails and runs (176 of which are lighted); and Summit East has a 3,760 foot top elevation, a 1,080 vertical drop and 110 acres of skiable trails and runs (58 of which are lighted). In total, the Summit complex has 96 designated trails and runs served by 28 operating lifts, including two fixed grip quads, four triple lifts, 17 double lifts and various surface lifts, which combine to transport up to 32,490 skiers uphill per hour. The Summit Nordic Center also offers approximately 55 kilometers of cross-country skiing on an expert trail system and a lighted beginner student trail which hosts a season-long night racing series. In addition, the Summit West, Summit Central, and Summit East areas are interconnected by a cross-over trail system. Since 1987, the Company and its predecessors have invested approximately $11.5 million to improve base facilities and install additional lifts, including approximately $3.1 million in the last two years. The Summit operates seven lodges which provide an aggregate of approximately 111,175 sq. ft. of space for food and beverage services (restaurants and cafeterias), skier services and entertainment.

     The Summit is within a one-hour drive of the Seattle/Tacoma metropolitan area, providing it with access to nearly 450,000 active skiers and snowboarders. Although the complex offers a relatively even variety of trail difficulty, each of the separate properties have been designed to appeal to specific skier profiles: Alpental at the Summit's trails are designed primarily for intermediate to expert skiers; Summit West's open slopes are geared toward beginner and intermediate skiers; Summit Central's trail systems are heavily weighted toward intermediate to advanced skiers; and Summit East's trails are designed primarily for novice to intermediate skiers. Overall, the Summit complex is one of the largest learn-to-ski areas in the United States, with approximately 26% of its 1996/97 skier days being attributable to guests enrolled in ski school. In addition, the Summit is the largest night ski complex in the United States, with approximately 40% of its skier visits being recorded at night.

     The Summit owns 686 acres of its 4,152 gross acreage, leases over 1,400 acres under a private permit and utilizes 1,864 acres of mountain terrain under a Forest Service special use permit. The Summit enjoys abundant annual snowfall, averaging approximately 379 inches per year since 1991. As a result, there are no snowmaking capabilities at any of the resorts. The Company does, however, possess water rights that would allow it to engage in snowmaking, if necessary.

     Grand Targhee

     Grand Targhee is located in the Grand Teton mountains of Wyoming, approximately 50 miles northwest of the town of Jackson. Jackson, Wyoming is a major ski destination resort center, recording an average of 434,000 skier days at the area's three resorts in the last three ski seasons. Grand Targhee, with a top elevation of 9,873 feet, 2,412 acres of skiable terrain for all abilities and a 2,200 foot vertical drop, offers two different mountain ski areas. The first mountain is served by four operating lifts, including the longest high-speed quad in the state of Wyoming, which combine to transport up to 5,460 skiers uphill per hour. The second mountain is reserved for Snowcat powder skiing. Grand Targhee also has approximately 15 kilometers of groomed trails for cross-country skiing. Grand Targhee recently has invested approximately $4.0 million to improve uphill capacity and the overall ski experience. Other facilities at Grand Targhee include base lodge facilities, hotel accommodations, restaurants, shops, a child care center and retail stores. In addition, Grand Targhee owns and operates a spa, fitness and conference center.

     Grand Targhee competes for day and regional overnight skiers in the northern Rocky Mountain region as well as national destination skiers traveling to the greater Jackson, Wyoming area. Guests from Idaho, Utah, Wyoming and Montana have accounted for approximately 38% of Grand Targhee's total skier days over the past five ski seasons. Grand Targhee's national destination guests, those guests residing outside the northern Rocky Mountain region, accounted for the remaining 62% of the resort's skier days during the same period. A majority of these guests came from California, Washington, New York and Minnesota. Overall, approximately 60% of Grand Targhee's skiers reside more than 200 miles from the resort. Given that Grand Targhee only operates 96 rental units, many of the resort's overnight regional and destination skiers secure hotel accommodations at other resorts or hotels in the area. The Company believes that there are in excess of 5,000 beds in the vicinities of Jackson, Wyoming and Driggs, Idaho. Management believes that the distinguishing features of Grand Targhee are well-maintained and uncrowded facilities, excellent ski conditions, attractive vacation packages and a high quality family ski school.

     Grand Targhee is located entirely on land leased under a Forest Service special use permit. See Part I, Item 1. "Business -- Regulation and Legislation." Grand Targhee has averaged approximately 528 inches of snowfall during the last five years, and historically has received the second highest snowfall amount of all ski resorts in the United States. In 1997, Snow Country magazine rated Grand Targhee as the best ski area in North America for snow conditions.

     Management believes that Grand Targhee is currently underutilized, and that a key component of increasing skier days at the resort will be expanding its on-mountain bed base. Grand Targhee has recently received United States Forest Service approval to build 590 rental units and has had discussions that would allow for the future development of private dwellings.

REAL ESTATE DEVELOPMENT

     The Company believes that it has significant opportunities to develop available acreage for additional skiing terrain and trails as well as for residential lodging and commercial uses. Management believes that selective real estate development can enhance the Company's resorts and that there is opportunity for synergy between real estate development and the Company's ski operations. In management's view, increasing the on-mountain bed base, expanding retail and other commercial services and developing additional skiable terrain at a resort can accelerate growth in skier days and ski-related revenues. The following table lists certain owned or leased land available to the Company for expansion.

                                              RESIDENTIAL/
                                              COMMERCIAL/     NUMBER
         LOCATION            OWNED/DEEDED     SKI TERRAIN    OF ACRES         PRINCIPAL USES
         --------            ------------     ------------   --------         --------------
Northstar: Big Springs....  Owned             Residential        90     On-mountain housing
Northstar: North Lookout
Mountain..................  Owned             Ski Terrain     1,300     Expand ski terrain by 65%
Northstar: Sawtooth
Ridge.....................  Owned             Ski Terrain       700     Expand ski terrain by 35%
Northstar:
Zoned/Undeveloped.........  Owned             Residential/      550     On-mountain housing
                                              Commercial
Mt. Cranmore: Black Cap...  Deeded:           Ski Terrain       700     Significantly expand and
                            Privately Owned                             vary ski terrain
Bear Mountain.............  Leased:           Ski Terrain       126     Expand ski terrain by 25%
                            Forest Service
Bear Mountain: Big Bear
Lake......................  Owned             Residential         6     56 condominiums
Grand Targhee.............  Leased:           Ski Terrain       680     Expand ski terrain by 25%
                            Forest Service
Grand Targhee.............  Leased:           Residential/      107     Ski Village which would
                            Forest Service    Commercial                increase on-mountain bed
                                                                        base by 615% and expand
                                                                        commercial facilities
The Summit................  Owned             Residential        84     On-mountain housing

     The Company's strategy with regard to the expansion of skiable terrain at its resorts is based on the evaluation of several key factors, including (i) the anticipated growth of the skier base within the relevant market and the Company's ability to improve its competitive market position in that market, as measured by the potential increase in the number of skier days and revenue per skier on a long-term basis which the Company believes it can capture through expansion and (ii) the return on capital expected to be realized from an expansion project versus alternative projects. Management plans to undertake extensive planning and pre-development steps prior to investing significant capital into any development project. Currently, the Company is in the process of developing comprehensive master plans for Northstar, Waterville Valley, the Summit and Grand Targhee. As the Company has done with Northstar's "Big Springs" development project, management intends to undertake a number of these projects with real estate partners who can provide a substantial portion of the construction capital.

     The Company's resorts have traditionally taken a conservative approach toward residential and commercial development and real estate development efforts have taken place primarily at Northstar. Beginning in 1995, the resort developed a new single family home residential community on Mt. Pluto ("Big Springs") consisting of 158 private residential subdivision lots. The total project has been planned in five phases to reduce infrastructure development costs and maximize returns by controlling both the timing and inventory of lots on the market. Northstar sold all of the 44 lots offered in phase one and all of the 35 lots offered in phase two for an average price of approximately $154,000. New homes built by the owners of such properties range in price from approximately $600,000 to $1.2 million. Phases three, four and five will require an estimated $5.0 million in capital expenditures, at an average price per lot for 79 lots of approximately $63,000, to complete infrastructure development. Northstar expects to sell the remaining properties over the next five years. Management believes that the Big Springs development project alone will increase the on-mountain bed base by 5% over the next two years, and should contribute to an increase in paid skier days. Northstar also has opportunities to develop an additional 550 acres of owned real property on Mt. Pluto, which has been zoned for commercial and residential use.

     In addition, Northstar has begun a program to harvest timber through third party contracting. The timber harvesting program, which produced revenues of approximately $678,000 in the period from December 3, 1996 through October 31, 1997, is managed carefully to avoid interference with Northstar's resort operations and prevent any diminution in the quality of the resort's natural environment. The Company also intends to eventually expand Northstar's ski operations to the challenging additional terrain it owns on both North Lookout Mountain and Sawtooth Ridge, which are adjacent to the resort's current operations. Management believes that the skiable acreage at Northstar could more than double with the development of this terrain. The timing and scope of this expansion will depend on market conditions and on an evaluation of the Company's other expansion criteria.

     Mt. Cranmore holds an easement entitling it to develop at least 700 acres of additional ski terrain known as the "Black Cap Mountain area" or "Black Cap." The Black Cap easement was granted in 1951 and allows the Company to expand Mt. Cranmore's existing ski and recreational infrastructure and develop additional trails. The Black Cap property underlying the Company's easement is privately owned and therefore not subject to the same governmental regulations which presently restrict the activities of many New England ski areas that are located on national or state forest land. The Black Cap land available for development by the Company is high-quality, mostly north and west-facing ski terrain located in an area that can accommodate alpine and cross country trails, ski lifts and snowmaking. Expansion would not only significantly increase Mt. Cranmore's skier capacity, but would also enhance the quality and diversity of its skiable terrain. Given the resort's location in the heart of the Mt. Washington region, the dominant tourist destination in New Hampshire, the Company believes that expansion into Black Cap could position Mt. Cranmore as a premier attraction in the White Mountains area and one of the largest and most appealing resorts in New Hampshire.

     Bear Mountain has received final approval from the Forest Service and local governmental authorities of an expansion plan that would, among other things, increase the resort's skiable terrain by 114 acres and increase daily skier capacity by approximately 25%. The approval, however, is subject to numerous mitigation conditions, including a requirement that Bear Mountain acquire and dedicate to the Forest Service two acres of spotted owl habitat and one acre of flying squirrel habitat in exchange for each acre proposed for development. Bear Mountain has also entered into a developer's agreement with the City of Big Bear Lake that generally authorizes, subject to certain conditions, the construction of up to 56 condominium units on property currently owned by Bear Mountain. The Company does not presently have any imminent expansion or development plans for Bear Mountain, and any future expansion or development would depend on a variety of factors, including local market conditions and the resolution of regulatory and Forest Service permitting issues.

     The Summit owns 84 acres of real property at the base of its mountain, which is available for residential development. The developmental real estate at the Summit is currently owned by DRE, L.L.C. (the "Real Estate LLC"), a subsidiary of the Company. The Real Estate LLC has executed a deed of trust with respect to the real property in favor of the holders of the Ski Lifts Preferred Stock to secure the Real Estate LLC's obligation to purchase such preferred stock. In the event the Real Estate LLC defaults under its obligation to purchase the Ski Lifts Preferred Stock, the holders thereof could foreclose on the developmental real property and deprive the Company of the benefit thereof.

     The Company, through a study commissioned by Grand Targhee, has identified approximately 320 acres of additional skiable terrain adjacent to the resort which could be developed with Forest Service approval. The study also contains numerous recommendations for the further development of Grand Targhee's infrastructure, including the creation of a European-style village center comprising a variety of tightly-knit structures with central pedestrian streets, plazas, commercial and recreation facilities and amenity spaces which reflect and complement the sloped mountain topography. The village center design includes nine additional or renovated hotel/condotel developments providing 590 additional public accommodation units, which would increase the resort's on-mountain bed base by 615%. The village center would be built on Forest Service land, and the Company has received preliminary approval for the construction of the residential units envisioned by the study, together with the development of an additional 320 acres of skiable terrain, subject to certain conditions. Management believes that the expansion of Grand Targhee's on-mountain bed base will be an important component in addressing the resort's historic underutilization. The Company intends to pursue long-term development opportunities with third parties, although the timing and scope of any such development is still being evaluated.

     The Company has no agreements, arrangements or understandings with respect to financing the development of any of the real estate projects discussed herein. Any future development would be subject to, among other things, the Company's ability to obtain the necessary financing and all necessary permits and approvals. No assurance can be given that the Company will develop successfully any additional properties or, if completed, any such properties will be successful. In addition, there are risks inherent in any expansion project and in the implementation of the Company's development strategy.

MARKETING AND SALES

     Staff

     The Company has a total marketing staff of approximately 45 persons, including a marketing director at each resort who reports to the corporate director of marketing as well as to each resort's general manager. The marketing staff at each resort is responsible for the development of resort-specific marketing plans and also participates in the development of the Company's overall marketing strategy.

     Strategy

     The Company's marketing plans are designed to attract both day skiers and vacationers by emphasizing the Company's diverse facilities and services and proximity to approximately 20% of the total skiers in the United States. The Company intends to position each of its resorts as an attractive alternative to competing regional resorts and to other forms of leisure and entertainment. The primary objectives of the Company's marketing efforts are to (i) increase each of its resorts' relative market share, (ii) expand the number of skiers in each of its markets, (iii) increase skier visitation frequency, (iv) increase the expenditures of each of its visitors and (v) influence the vacation destination choice of its prospective guests.

     The Company's marketing efforts are predicated on knowing its guests and understanding the markets in which it competes. Accordingly, the Company's resorts, typically through professional firms, conduct extensive market research, including on-site guest surveys, focus groups, advertising tests and regional phone surveys. Each of the Company's resorts develops its own resort-specific marketing program based upon its unique qualities and characteristics as well as the demographics of its skier base. Management believes that a major benefit of being a multiple resort operator will be the ability to coordinate resort marketing programs in a manner that makes them more effective. For example, the extension of frequency/loyalty programs to all of the Company's resorts will, in management's view, reinforce the existing marketing programs at each resort and create significant cross-marketing opportunities.

     The Company's resorts offer a variety of terrain for alpine skiing and snowboarding, with most providing a high percentage of intermediate trails and well developed skier development programs, which can accommodate skiers and snowboarders of all skill levels. Northstar markets primarily to the upper income baby boom generation and their families residing in the San Francisco Bay and Sacramento Valley areas as a full service, all season resort for day and vacation guests. In addition, the resort has been successful in attracting vacationing skiers from major Southern California markets largely through the use of targeted marketing programs, including tour packages with major airlines and tour operators. Management believes that Northstar's diverse year round activities and services have made it attractive to affluent families interested in recreation-centered vacation homes. Real estate development and the resulting increase in on-mountain bed base likewise provide Northstar with significant opportunities for future growth. Sierra has been positioned as Lake Tahoe's economical "value" resort, primarily targeted to families, teenagers and young adults from the Central California Valley. Bear Mountain primarily targets generation "X" skiers and snowboarders as well as value-oriented families from the major Southern California metropolitan areas. Waterville Valley generally focuses on regional and vacationing families from the Southern New Hampshire and Boston metropolitan markets by promoting the resort's diverse year round facilities and New England village atmosphere. Mt. Cranmore targets vacationing families (including non-skiers) from the Boston metropolitan area by emphasizing its proximity to the Mt. Washington 16,000 area bed base and North Conway retail and restaurant district. The Summit's diversity of terrain among its four resorts and significant night skiing programs allow the resort to target multiple demographic groups including families, teenagers and young adults from the Seattle/Tacoma metropolitan area. Grand Targhee primarily targets destination skiers visiting the Jackson Hole area as well as day skiers and regional overnight skiers from Wyoming, Idaho and Utah.

     Programs

     The Company has developed a number of specific marketing programs to achieve its objectives, including the following:

     - Customer loyalty programs
     - Multimedia advertising
     - Data-based marketing programs
     - Skier development programs
     - Strategic marketing alliances
     - School, group and business affiliations

     Customer loyalty programs. The Company believes that the success of each of its resorts depends, in large part, on its ability to retain and increase the skier visitation frequency of its existing customer base. For example, approximately 82% of Northstar's 1996/97 ski season skier days were attributable to guests who had visited the resort on at least one other occasion. The Company believes a critical component to developing customer loyalty will be the expansion of the Company's two-tiered approach to frequent skier programs, Vertical Plus and Vertical Value. For an annual membership fee of $49, Vertical Plus members receive a special, personalized identification wristband containing a preprogrammed computer microchip which acts as their lift access for the season. In addition to offering daily ticket discounts, the system tracks the amount of vertical feet skied at participating resorts and rewards members with prizes based on the number of vertical feet skied in a season. Other benefits of the program include members-only lift lines, direct lift access, the convenience of being able to make cashless retail transactions and electronic messaging. An additional major benefit provided by this proprietary program is a state-of-the-art data collection system that provides "real-time" information for marketing, operations and capital investment analysis. Vertical Plus is currently in operation at Northstar, Sierra and Bear Mountain, and experienced a 27% increase in membership during the 1996/97 ski season over the prior year. In addition to Vertical Plus, the Company has developed Vertical Value, a program that appeals to a broader range of skiers and offers an incentive for frequent visitation at all of the Company's resorts. Visitors also receive a welcome packet with targeted offers and a newsletter which allows the resorts to communicate effective and timely information to their frequent guests.

     Multimedia advertising. The Company's marketing efforts include print, broadcast, outdoor, Internet and direct mail advertising, with the particular method tailored for each resort and existing market opportunities. The Company is also very active in a variety of promotional programs designed to attract guests from population centers in and around the Los Angeles, San Diego, San Francisco, Sacramento and Boston metropolitan areas and states with large skier populations such as Texas, Illinois, Florida and New York. For example, the Company's Northstar and Sierra resorts have participated in extensive cooperative marketing with other Lake Tahoe resorts to promote the region as a premier vacation destination.

     Data-based marketing programs. Through the information obtained from Vertical Plus, Vertical Value and extensive market surveys and other market research, the Company maintains a database containing detailed information on its existing customers. Management believes that database marketing is an effective and efficient method to identify, target and maintain an on-going relationship with the Company's best customers. For example, the Company has been successful in the use of targeted direct mailings and e-mail broadcasts, which are designed to match customer preferences with special ski package offers to build peak and off-peak volume. Management believes that these types of relationship-based marketing programs build guest loyalty and play an important role in solidifying a resort's existing customer base.

     Skier development programs. The Company's resorts operate a variety of skier development programs designed to improve the skills of children and beginners, as well as more advanced skiers and snowboarders. Management believes that these development programs increase skier days at the Company's resorts by expanding the total market of skiers and making skiing more enjoyable. Northstar, Sierra and Waterville Valley operate ski schools that are consistently rated among the best in their respective regions. In addition, several of the Company's resorts have introduced a development program, Vertical Improvement, geared toward intermediate and advanced skiers, which offers free specialized instruction and daily training. Northstar has also been an industry leader in developing interesting terrain features and trails designed to improve the skill levels of its guests. For example, the resort recently developed four "terrain feature" ski trails geared toward its intermediate and advanced-level guests. The Company intends to expand its highly successful skiing and snowboarding instruction programs developed at Northstar and Sierra to all of its resorts over the next two ski seasons.

     Strategic marketing alliances. The Company is a national ski resort operator with more than 1.8 million skier days recorded during the 1996/97 ski season. At least one of the Company's resorts is within driving distance of four of the five largest consumer markets in the United States. These factors, together with the attractive demographics of the Company's skier base, position the Company to further develop resort marketing programs with major corporate sponsors. Sponsorship opportunities include potential relationships with automobile manufacturers, soft drink companies, and ski and snowboard equipment manufacturers. For example, Northstar and Sierra have a relationship with a major automobile manufacturer that involves over $1 million worth of television exposure, free use of vehicles for Company purposes and a vehicle give-away promotion for resort guests. Management believes that the media exposure generated by this partnership is important in building market share and the image of the resorts, and that current joint marketing programs can be greatly expanded.

     School, group and business affiliations. The Company is dedicated to developing special programs designed to attract school, business and other groups. By introducing skiing and snowboarding to a wider audience, these programs broaden the Company's customer base and have proven to be a particularly effective way to build name recognition and brand loyalty. Ski groups have also emerged as the fastest and most profitable way of increasing business during non-peak periods. Marketing personnel at each resort provide year-round assistance to group leaders in organizing and developing events. Business affiliations are developed and maintained through corporate tickets programs, whereby participating businesses are given an opportunity to provide their employees with incentive-based pricing.

SEASONALITY

     The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company has sought to mitigate the downside risk of its seasonal business by purchasing a skier day insurance policy for the 1997/98 ski season. During the off-season months of May through October, the Company's resorts typically experience a substantial reduction in labor and utility expense due to the absence of ski operations, but make significant expenditures for maintenance, expansion and capital improvement in preparation for the ensuing ski season.

COMPETITION

     The general unavailability of new mountains, regulatory requirements and the high costs and expertise required to build and operate resorts present significant barriers to entry in the ski industry. The last major new ski resort to open in the United States was in 1989, and in the past 15 years, management believes at least 85 proposed resorts have been stalled or abandoned due to environmental issues and the high costs of entering into the capital intensive ski industry. The domestic ski industry is currently comprised of 507 resorts and is highly competitive. The Company's competitive position in the markets in which it competes is dependent upon many diverse factors, including proximity to population centers, pricing, snowmaking capabilities, type and quality of skiing offered, prevailing weather conditions, quality and price of complementary services. The Company's Lake Tahoe resorts, Northstar and Sierra, face strong competition from Lake Tahoe's seven other major ski resorts. Northstar's primary competition in the North Lake Tahoe area is from Squaw Valley and Alpine Meadows. Northstar also competes with major ski and non-ski destination resorts throughout North America. Sierra primarily competes in the Southern Lake Tahoe area with Heavenly Valley and Kirkwood. The Company's other California Resort, Bear Mountain, competes primarily with Snow Summit and Mammoth.

     The Company's New England resorts, Waterville Valley and Mt. Cranmore, compete in the highly competitive Northeast ski market, which consists of Maine, New Hampshire, Vermont, Massachusetts, Connecticut and New York. Within the Northeast region, skiers can choose from over 50 major resorts and ski areas, most of which are located in the mountainous areas of New England and eastern New York. Waterville Valley's primary regional competitors include Loon Mountain, Bretton Woods, Attitash/Bear Peak and Gunstock. Mt. Cranmore's primary regional competitors are the Attitash/Bear Peak ski resort and Gunstock.

     The Summit competes primarily with five local ski areas, including Crystal Mountain, Stevens Pass, White Pass, Mission Ridge and Mt. Baker. Additional competition comes from the regional destination resorts at Mt. Bachelor, Mt. Hood Meadows, Sun Valley and Whistler/Blackcomb, as well as other day and weekend ski facilities in Washington, Oregon and British Columbia.

     Grand Targhee competes for day and regional overnight skiers in the northern Rocky Mountain region as well as national destination skiers traveling to the greater Jackson, Wyoming area. Jackson Hole Ski Resort is the resort's largest single competitor. Grand Targhee has participated in joint marketing programs with Jackson Hole to promote the Jackson area and many visitors to the region ski at both resorts. Grand Targhee also competes for day and regional overnight skiers with Sun Valley and resorts in Utah.

     On a regional basis, at least one of the Company's resorts is readily accessible to four of the five largest ski markets in the United States. Management estimates that approximately 80% of the skiers visiting the Company's Lake Tahoe resorts are from the San Francisco, Sacramento Valley and Central Valley metropolitan areas, while approximately 95% of Bear Mountain's skiers are from the Los Angeles and San Diego metropolitan areas. Waterville Valley and Mt. Cranmore are estimated to attract approximately 79% of their guests from the Boston metropolitan area and southern New Hampshire. The Summit attracts approximately 95% of its skier guests from the Seattle/Tacoma region. Grand Targhee primarily attracts day and regional overnight skiers from the northern Rocky Mountain region and destination skiers visiting the region.

REGULATION AND LEGISLATION

     The Company's operations are dependent upon its ownership or control over the real estate constituting each resort. The real property presently used at the Northstar and Mt. Cranmore resorts is owned by the Company. The Company has the right to use a substantial portion of the real property associated with the Bear

Mountain, Sierra, Summit, Grand Targhee and Waterville Valley resorts under the terms of special use permits issued by the Forest Service. The special use permits for the Bear Mountain, Sierra, Waterville Valley, Summit and Grand Targhee resorts were reissued at the time of the Company's acquisition of such resorts, with the Bear Mountain permit expiring in 2020, the Sierra permit expiring in 2008, the Waterville Valley permit expiring in 2034, the Summit permit expiring in 2032 and the Grand Targhee permit expiring in 2034.

     The Forest Service has the right to approve the location, design and construction of improvements in the permit area and many operational matters. Under the permits, the Company is required to pay fees to the Forest Service. Under recently enacted legislation, retroactively effective to the 1995/96 ski season, the fees range from 1.5% to approximately 4.0% of certain revenues, with the rate generally rising with increased revenues. However, through fiscal 1998, the Company is required to pay the greater of (i) the fees due under the new legislation and (ii) the fees actually paid for the 1994/95 ski season, unless gross revenue in a ski season falls more than 10% below that of the 1994/95 ski season, in which case the fees due are calculated solely under the new legislation. The calculation of gross revenues includes, among other things, lift tickets, ski school lessons, food and beverages, rental equipment and retail merchandise revenues. Total fees paid to the Forest Service by the Company during the year ended October 31, 1997 were approximately $665,000. The new legislation is not expected to have a material effect on fees payable in future periods.

     The Company believes that its relations with the Forest Service are good, and, to the best of its knowledge, no special use permit for any major ski resort has ever been terminated by the Forest Service. Prior to permit termination, the USFS would be required to notify the Company of the grounds for such action and to provide it with reasonable time to correct any curable non-compliance.

EMPLOYEES

     As of December 15, 1997, the Company employed a full-time corporate staff of 12 persons. In addition, the Company's resorts employ an aggregate of approximately 406 full-time and 4,700 seasonal employees. None of the employees of the Company or its resorts is represented by a labor union, and the Company considers its employee relations to be good.

REGULATORY MATTERS

     The Company's resorts are subject to a wide variety of federal, state and local laws and regulations relating to land use, water resources, discharge, storage, treatment and disposal of various materials and other environmental matters. Management believes that the Company's resorts are presently in compliance with all land use and environmental laws, except where non-compliance is not expected to result in a material adverse effect on its financial condition. The Company also believes that the cost of complying with known requirements, as well as anticipated investigation and remediation activities, will not have a material adverse effect on its financial condition or future results of operations. However, failure to comply with such laws could result in the imposition of severe penalties and other costs or restrictions on operations by government agencies or courts that could adversely affect operations.

     The Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation. However, at Grand Targhee, the Wyoming Department of Environmental Quality (the "DEQ") has issued a Notice of Violation of state water pollution requirements based on alleged discharge from a wastewater lagoon without a permit. The Company has entered into an negotiated compliance order with the DEQ requiring construction and operation of a new wastewater facility by November 1998 at a cost of approximately $1.0 million. In November 1997, the concrete construction of the footings, walls and treatment tanks of such facility was completed.

     Pursuant to the air emissions reduction program currently in effect in the area regulated by the South Coast Air Quality Management District (the "SCAQMD"), where Bear Mountain is located, Bear Mountain will be required to "bank" emission credits from other facilities which have already implemented NOx emission reductions. The Company may purchase "banked" emission credits in a one-time transaction at the current market rate of approximately $700,000 or over time up to the year 2010 at prevailing market rates.

     The operations at the resorts require permits and approvals from certain federal, state and local authorities. In addition, the Company's operations are heavily dependent upon its continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of its facilities, and otherwise to conduct its operations. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies will not occur in a manner that could have a detrimental effect on the Company, or that material permits, licenses or agreements will not be canceled, non-renewed, or renewed on terms materially less favorable to the Company. Major expansions of any one or more resorts could require, among other things, the filing of an environmental impact statement or other documentation with the Forest Service and state or local governments under the NEPA and certain state or local counterparts if it is determined that the expansion may have a significant impact upon the environment. Although the Company has no reason to believe that it will not be successful in implementing its operations and development plans, no assurance can be given that necessary permits and approvals will be obtained.

ITEM 2. PROPERTIES

     Northstar consists of over 6,500 acres of privately owned land, of which less than one-third has been developed. Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a special use permit with the United States Forest Service. Bear Mountain owns 116 of its 819 gross acreage and leases 698 acres of mountain terrain under a Forest Service special use permit. Waterville Valley owns 35 acres on its smaller Snow's Mountain and two acres at the Conference Center, and leases 790 acres of land on Mt. Tecumseh from the federal government under a Special Use Permit issued by the Forest Service. Mt. Cranmore owns 754 acres and holds deeded easements enabling it to develop an additional 1,200 acres of ski terrain. The Summit owns 686 acres of its 4,152 gross acreage, leases 1,400 acres under a private permit and utilizes 1,864 acres of mountain terrain under a Forest Service special use permit. For further information regarding the Company's properties, see Part I, Item 1. "Business -- Resort Operations" and "-- Regulation and Legislation."

ITEM 3. LEGAL PROCEEDINGS

     Each of the Company's resorts has pending and is regularly subject to litigation with respect to personal injury claims relating principally to skiing activities at its resorts. The Company and each of its resorts maintain liability insurance that the Company considers adequate to insure claims related to usual and customary risks associated with the operation of ski resorts. The Company does not believe that it or any of its resorts are involved in any litigation that will, individually or in the aggregate, have a material adverse effect on its financial condition or future results of operations.

     On March 25, 1997, Killington West, Ltd., a California corporation formerly known as Bear Mountain, Ltd. ("Killington"), filed a breach of contract lawsuit in the Superior Court of the State of California (County of San Bernardino) against Fibreboard Corporation ("Fibreboard") and Bear Mountain, Inc. alleging that Fibreboard and Bear Mountain, Inc. breached the asset purchase agreement dated October 6, 1995 (the "Original Bear Mountain Agreement") among Killington, Fibreboard and Bear Mountain, Inc., pursuant to which Bear Mountain, Inc. acquired the Bear Mountain ski resort from Killington. Killington's lawsuit concerns an alleged breach by Fibreboard and Bear Mountain, Inc. of a change of control provision in the Original Bear Mountain Agreement. In connection with the Company's acquisition of Bear Mountain, Inc. in December 1996, the Company obtained from Fibreboard indemnification for any claim that might be made by Killington, and further, required that $1.0 million of the purchase price be held in escrow pending the outcome of any potential disputes with Killington. Fibreboard has acknowledged its obligation to indemnify Bear Mountain, Inc. with respect to the Killington lawsuit and has commenced the defense of such lawsuit on behalf of Fibreboard and Bear Mountain, Inc. However, no assurances can be given regarding the outcome of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for any class of equity securities of the Company.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data presented below should be read in conjunction with the combined financial statements of the Fibreboard Resort Group and the consolidated financial statements of the Company and related notes thereto included elsewhere in this Report and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected combined financial data (except for the other financial and operating data) of the Fibreboard Resort Group (i) as of December 31, 1993 have been derived from the unaudited combined financial statements of the Fibreboard Resort Group, (ii) for the year ended December 31, 1993 and as of and for the years ended December 31, 1994 and 1995 and as of and for the ten months ended October 31, 1996 have been derived from the audited combined financial statements of the Fibreboard Resort Group, which have been audited by Arthur Andersen LLP, independent accountants, (iii) for the ten months ended October 31, 1995 have been derived from the unaudited combined financial statements of the Fibreboard Resort Group and (iv) for the period from November 1, 1996 to December 2, 1996 have been derived from the audited combined financial statements of the Fibreboard Resort Group, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data (except for the other financial and operating data) of the Company as of and for the year ended October 31, 1997 have been derived from the audited consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The Company was formed in October 1996 and had no operations until its acquisition of seven ski resort complexes during the first six months of fiscal 1997.

    The other financial and operating data presented below includes information on "EBITDA" and "EBIDTA margin." "EBITDA" represents income from operations before depreciation, depletion and amortization expense and the non-cash cost of real estate sales. "EBITDA margin" is EBITDA divided by total revenue. Although EBITDA is not a measure of performance under United States generally accepted accounting principles ("GAAP"), the term is presented because management believes it provides useful information regarding a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. In addition, "EBITDA" and "EBITDA margin" as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

                                                                   FIBREBOARD RESORT GROUP                              COMPANY
                                           ------------------------------------------------------------------------   -----------
                                                                                                        PERIOD FROM
                                                                             10 MONTHS     10 MONTHS    NOVEMBER 1,
                                              YEAR ENDED DECEMBER 31,          ENDED         ENDED        1996 TO     YEAR ENDED
                                           ------------------------------   OCTOBER 31,   OCTOBER 31,   DECEMBER 2,   OCTOBER 31,
                                           1993(A)    1994(B)    1995(C)      1995(C)       1996(D)       1996(D)       1997(E)
                                           --------   --------   --------   -----------   -----------   -----------   -----------
                                                            (DOLLARS IN THOUSANDS, EXCEPT REVENUE PER SKIER DAY)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Resort Operations......................  $ 25,528   $ 40,810   $ 39,823    $ 32,072      $ 36,829       $ 1,395     $   68,136
  Real Estate and Other..................        --        610      5,213       4,659         4,288           304          3,671
                                           --------   --------   --------    --------      --------       -------     ----------
                                             25,528     41,420     45,036      36,731        41,117         1,699         71,807
Operating Expenses:
  Cost of Sales -- Resort Operations.....    15,603     23,471     24,545      18,547        22,596         2,884         44,624
  Cost of Sales -- Real Estate and
    Other................................        --        280      1,989       1,780         2,142           161          2,799
  Depreciation, Depletion and
    Amortization.........................     2,514      3,449      4,024       2,989         4,354             6         11,681
  Selling, General and Administrative....     4,579      5,545      5,871       4,399         5,220         1,766         11,048
  Management Fees and Corporate
    Expenses.............................       507        655      1,247         513           701            70          2,671
                                           --------   --------   --------    --------      --------       -------     ----------
Operating Income (Loss)..................     2,325      8,020      7,360       8,503         6,104        (3,188)        (1,016)
Interest (Income) Expense, (net).........       186        666        821         334         1,189           206         14,912
                                           --------   --------   --------    --------      --------       -------     ----------
Pre-tax Income (Loss)....................     2,139      7,354      6,539       8,169         4,915        (3,394)       (15,928)
Income Taxes (Benefit)...................       876      2,979      2,624       3,308         2,018        (1,358)        (1,728)
                                           --------   --------   --------    --------      --------       -------     ----------
Income (Loss) Before Minority Interest
  and Extraordinary Item.................     1,263      4,375      3,915       4,861         2,897        (2,036)       (14,200)
Minority Interest........................        --         --         --          --            --            --            229
                                           --------   --------   --------    --------      --------       -------     ----------
Income (Loss) Before Extraordinary
  Item...................................     1,263      4,375      3,915       4,861         2,897        (2,036)       (14,429)
Extraordinary Loss on Early Retirement of
  Debt...................................        --         --         --          --            --            --         (2,664)
                                           --------   --------   --------    --------      --------       -------     ----------
         Net Income (Loss)...............  $  1,263   $  4,375   $  3,915    $  4,861      $  2,897       $(2,036)    $  (17,093)
                                           ========   ========   ========    ========      ========       =======     ==========
OTHER FINANCIAL AND OPERATING DATA:
Skier Days...............................   436,153    837,179    784,964    $626,500       706,075        30,818      1,565,917
Revenue per Skier Day (f)................  $  58.53   $  48.75   $  50.73    $  51.19      $  52.16       $ 45.27     $    43.51
Non-cash Cost of Real Estate and Other
  (g)....................................  $     --   $     --   $  1,618    $  1,488      $  1,461       $   133     $    2,237
Capital Expenditures Excluding
  Acquisitions and Real Estate and
  Other..................................  $  4,619   $  6,199   $  5,226    $  3,786      $  5,761       $ 5,587     $    9,459
Net cash provided by (used in):
  Operating activities...................  $  4,212   $  9,482   $  7,861    $  7,506      $  4,923       $ 5,769     $    1,552
  Investing activities...................   (18,336)    (6,287)   (29,430)    (28,321)       (8,467)       (6,151)      (152,685)
  Financing activities...................     9,027     (2,664)    26,071      18,059        (2,778)        1,115        151,595
EBITDA...................................  $  4,839   $ 11,469   $ 13,002    $ 12,980      $ 11,919       $(3,049)    $   12,902
EBITDA Margin............................      19.0%      27.7%      28.9%       35.3%         29.0%       (179.5)%         18.0%

                                               (see footnotes on following page)

                                                                          FIBREBOARD RESORT GROUP                    COMPANY
                                                           -----------------------------------------------------   -----------
                                                                AS OF DECEMBER 31,          AS OF OCTOBER 31,         AS OF
                                                           ----------------------------   ----------------------   OCTOBER 31,
                                                           1993(A)   1994(B)   1995(C)    1995(C)      1996(D)       1997(E)
                                                           -------   -------   -------    -------      -------     -----------
                                                                                 (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working Capital (Deficit)................................  $(3,271)  $(6,555)  $(35,980)  $(36,123)   $(36,187)     $(26,634)
Total Assets.............................................   39,618    43,065     73,316     64,125      69,602       186,416
Total Debt Including Intercompany Payable................   15,743    15,422     41,493     33,487      38,715       136,327
Preferred Stock of Subsidiary (h)........................       --        --         --         --          --         3,125
Common Stockholders' Equity/Net Assets...................   17,826    19,752     23,667     24,606      26,564        29,407

                        NOTES TO SELECTED FINANCIAL DATA

     The selection of a December 31 year end by the Fibreboard Resort Group does not result in the presentation of the results of the resorts for a single ski season. Accordingly, as the results of a single ski season are split into two reporting periods, differing trends may develop, as compared to results of operations for other resorts consisting of a single ski season, which should be evaluated by the reader.

     As the results of operations of ski resorts are highly seasonal, with the majority of revenue generated in the period from November through April, the results of operations for the 10 months ended October 31, 1996 and 1995 and the period from November 1, 1996 to December 2, 1996 are not representative of a pro rata year of operations.

(a) Includes the financial results of Northstar for the entire period and of Sierra for the period beginning June 11, 1993, the date on which it was acquired by Fibreboard Corporation.

(b) Includes the financial results of Northstar and Sierra for the entire period.

(c) Includes the financial results of Northstar and Sierra for the entire period and of Bear Mountain for the period beginning October 23, 1995, the date on which it was acquired by Fibreboard Corporation.

(d) Includes the financial results of Northstar, Sierra and Bear Mountain for the entire period.

(e) Reflects the financial results of Waterville Valley and Mt. Cranmore from November 27, 1996, Northstar, Sierra and Bear Mountain from December 3, 1996, the Summit from January 15, 1997, and Grand Targhee from March 18, 1997, the respective dates of acquisition of each resort by the Company.

(f) Reflects revenues from resort operations divided by skier days.

(g) Non-cash cost of real estate sales represents the allocated portion of real estate development expenditures previously capitalized (including acquisition costs allocated to real estate development) which relate to current year real estate sales.

(h) Represents preferred stock of a subsidiary of the Company which is subject to mandatory redemption requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below relates to (i) the historical financial statements and results of operations of the Company, the California Resorts, Waterville Valley, the Summit and Grand Targhee and (ii) the liquidity and capital resources of the Company. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report.

     Except for historical matters, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Booth Creek wishes to caution the reader that certain factors could significantly affect Booth Creek's actual results, causing results to differ materially from those in any forward-looking statement. These factors include: regional and national economic conditions, weather conditions, natural disasters (such as earthquakes), industry competition, governmental regulation and risks associated with expansion, leased property and property used pursuant to United States Forest Service permits.

GENERAL

     The Company's ski operations are highly sensitive to regional weather conditions and the overall strength of the regional economies in the areas in which the Company operates. The Company believes that the geographic diversity of the Company's resorts and the use of extensive snowmaking technology coupled with advanced trail grooming equipment, which together can provide consistent skiing conditions, can partially mitigate the risk of both economic downturns and adverse weather conditions in any given region. However, the Company remains vulnerable to warm weather, heavy rains and drought conditions, which can have a significant effect on the operating revenues and profitability at any one of the Company's resorts. Bear Mountain experienced its worst early winter conditions in over 40 years during the 1995/96 ski season, with a lack of natural snowfall and warm weather which severely limited snowmaking. As a result, skier days were approximately 30% below the prior year's level. In addition, during the peak period of the 1996/97 ski season, the Lake Tahoe region experienced significant rainfall, flooding and mudslides. The inclement weather resulted in poor ski conditions at Northstar and Sierra and a major access highway to Sierra being closed for several weeks during the first quarter of the Company's fiscal year ended October 31, 1997. Furthermore, much of the poor weather occurred during the Christmas holiday period, a traditionally busy period at the Company's resorts. As a result, skier days and resort revenue at Sierra were adversely impacted. Certain of the Company's other resorts also experienced poor weather conditions during the year ended October 31, 1997, which resulted in a reduction in skier days, revenue and operating income.

     The Company's three most weather-sensitive resorts, Bear Mountain, Waterville Valley and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 112, 159, and 103 days, respectively, during each of the last six ski seasons. The Company's Northstar, Sierra, Summit and Grand Targhee resorts are less weather-sensitive based on their historical natural snowfall, averaging approximately 286, 470, 379, and 528 inches of snow, respectively, per year since 1991 through the 1996/97 ski season. As a result of their historic natural snowfall, their snowmaking capabilities are considerably less extensive than at Bear Mountain or the New Hampshire Resorts.

     The Company's results of operations are also highly dependent on its ability to compete in each of the large regional ski markets in which it operates. Management estimates that at Northstar and Sierra more than 80% of the 1996/97 ski season total skier days were attributable to residents of the San Francisco, Sacramento and Central California Valley regions. At Bear Mountain, more than 95% of the 1996/97 ski season total skier days were attributable to residents of the Los Angeles and San Diego metropolitan regions. At Waterville Valley and Mt. Cranmore, more than 79% of the 1996/97 ski season total skier days were attributable to residents of the Boston metropolitan area and southern New Hampshire. At the Summit, the Company estimates that more than 95% of the 1996/97 ski season total skier days were attributable to residents of the

Seattle/Tacoma metropolitan region. The Company's Grand Targhee resort attracts approximately 62% of its skiers from outside its local skiing population.

     The Company seeks to maximize revenues and operating income by managing the mix of skier days and revenue per skier day. These strategies are also designed to maximize resort cash flow. The strategy for each resort is based on the demographic profile of its market and the physical capacity of its mountain and facilities. The Company seeks to increase skier days by developing effective ticket pricing strategies and marketing programs to improve peak and off-peak volume. The Company seeks to improve revenue per skier day by effectively managing the price, quality and value of each of its ski-related services, including retail shops, ski rentals, ski lessons and food and beverage facilities. The Company also generates revenue from a variety of non-ski related services, such as golf, tennis, health clubs and conference centers, as well as from real estate and timber sales.

     The Company expects to increase skier days by offering a consistent, quality guest experience and developing effective target marketing programs. See
Part I, Item 1. "Business -- Marketing and Sales." The Company's resorts have spent more than $30.0 million in capital expenditures during the last three years to upgrade chairlift capacity, expand terrain, improve rental lodging and retail facilities and increase snowmaking capabilities, all of which management believes are important in providing a consistent, quality guest experience.

     The Company believes it can selectively increase lift ticket prices and skier days to generate additional revenue and resort cash flow from other related services and activities in conjunction with the upgrading of its resort infrastructure and facilities. For example, Grand Targhee announced a $4 per lift ticket increase effective upon installation of two new lifts completed in January 1997. This resulted in a 4.2% increase in lift ticket revenue per skier visit in the 1996/97 ski season over the 1995/96 ski season. In addition, the Company's Northstar resort has been successful in increasing lift ticket revenues, other ski-related revenues and non-ski related revenues (excluding real estate and timber sales) by 35.7%, 45.9% and 22.7%, respectively, from the year ended December 31, 1992 to the year ended October 31, 1997. The Company believes that by extending its successful operating strategies it can significantly increase revenue per skier day at each of its resorts.

     In addition to revenues generated from skiing operations, the Company's resorts generate significant revenues from non-ski operations, including lodging, conference center services, health and tennis clubs and summer activities such as mountain biking rentals and golf course fees. During the year ended October 31, 1997, approximately 49.6%, 40.5% and 9.9% of the Company's revenues were generated from lift ticket sales, other ski-related sales and non-ski-related sales (excluding real estate and timber sales), respectively. Moreover, real estate and timber sales at Northstar generated $3.7 million during the period from December 3, 1996 (the date the Company acquired Northstar) to October 31, 1997, accounting for 11.8% of Northstar's total revenue during such period.

     A significant portion of total operating costs at the Company's resorts are variable, consisting primarily of retail and food service cost of sales, utilities and labor expense. These variable costs can fluctuate significantly based upon skier days and seasonal factors. With the exception of certain management, marketing and maintenance personnel, all of the Company's employees are compensated on an hourly basis. Management believes a key element to maximizing profitability during the winter season is to closely monitor staffing requirements and to redirect or lay-off employees when skier volumes or seasonal needs dictate. In addition to financial performance, the advanced management information system currently in place at all of the Company's resorts provides detailed statistics regarding staffing utilization which is instrumental in adjusting personnel requirements. Management believes that, over time, the utilization of this system will yield significant labor cost savings.

RESULTS OF OPERATIONS OF THE COMPANY

     Historical Year Ended October 31, 1997

     The Company was formed on October 8, 1996. During the year ended October 31, 1997, the Company made the following acquisitions, which are included in the results of operations of the Company from the respective purchase dates and accounted for using the purchase method:

                     RESORT                          ACQUISITION DATE
                     ------                          ----------------
Waterville Valley................................    November 27, 1996
Mt. Cranmore.....................................    November 27, 1996
Northstar........................................    December 3, 1996
Sierra...........................................    December 3, 1996
Bear Mountain....................................    December 3, 1996
The Summit.......................................    January 15, 1997
Grand Targhee....................................    March 18, 1997

     For the year ended October 31, 1997, revenues totaled approximately $71.8 million, approximately $31.2 million, or 43.4%, of which was generated by Northstar. Operating loss for the same period totaled approximately $1.0 million.

     Both revenues and operating income were negatively impacted by the poor weather conditions experienced by a number of the Company's resorts during the 1996/97 ski season. During the peak period of the 1996/97 ski season, the Lake Tahoe region experienced significant rainfall, flooding and mudslides. The inclement weather resulted in poor ski conditions at Northstar and Sierra and a major access highway to Sierra being closed for several weeks during the first quarter of the Company's fiscal year ended October 31, 1997. Furthermore, much of the poor weather occurred during the Christmas holiday period, a traditionally busy period at the Company's resorts. As a result, skier days and resort revenue at Sierra were adversely impacted. Certain of the Company's other resorts also experienced poor weather conditions during the year ended October 31, 1997, which resulted in a reduction in skier days, revenue and operating income. Operating loss is also net of approximately $11.7 million of depreciation, depletion and amortization expenses reflecting the stepped-up values of the recently acquired resorts.

     Interest expense is primarily comprised of interest on $90 million in bridge notes and $10 million in intercompany notes to the Company's parent (together, the "Bridge Financing Facilities"), which bore interest at approximately 11% per annum through March 18, 1997, and on $116 million aggregate principal amount of the Company's 12.5% Senior Notes due 2007 (the "Senior Notes"), which have borne interest at 12.5% per annum since March 18, 1997.

     Amortization of deferred financing costs relate primarily to fees associated with the Bridge Financing Facilities and the Senior Notes. Unamortized fees associated with the Bridge Financing Facilities at March 18, 1997, the date the Bridge Financing Facilities were repaid, totaled approximately $2.7 million and were written off and reflected as an extraordinary loss on the early retirement of debt in the consolidated statement of operations.

     The effective income tax rate for the year ended October 31, 1997 was 10.8%. The Company has recorded a tax benefit of $1.7 million primarily to reflect the benefit of operating losses generated during the period to the extent of net deferred tax liabilities recorded in purchase accounting. For financial reporting purposes, the remaining net deferred tax assets arising in the year ended October 31, 1997, which relate principally to the Company's net operating losses, have been fully offset by a valuation allowance.

     Pro Forma Year Ended October 31, 1997 as Compared to the Pro Forma Year Ended October 31, 1996

     The following unaudited pro forma results of operations of the Company for the years ended October 31, 1997 and 1996 assume that all the resort acquisitions were made on November 1, 1995. These unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                                                   PRO FORMA           PRO FORMA
                                                                   YEAR ENDED          YEAR ENDED
                                                                OCTOBER 31, 1996    OCTOBER 31, 1997
                                                                ----------------    ----------------
                                                                           (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Resort Operations.........................................        $ 77,471            $ 78,099
  Real Estate and Other.....................................           4,657               3,975
                                                                    --------            --------
                                                                      82,128              82,074
Operating Expenses:
  Resort Operations.........................................          63,529              70,983
  Cost of Sales -- Real Estate and Other....................           2,297               2,960
Depreciation, Depletion and Amortization....................          13,197              13,413
                                                                    --------            --------
Operating Income (Loss).....................................           3,105              (5,282)
Interest Expense (net)......................................          15,686              16,370
                                                                    --------            --------
Pre-tax Loss................................................         (12,581)            (21,652)
Income Tax Benefit..........................................           1,548                 180
                                                                    --------            --------
Loss Before Minority Interest...............................         (11,033)            (21,472)
Minority Interest...........................................            (281)               (281)
                                                                    --------            --------
Net Loss....................................................        $(11,314)           $(21,753)
                                                                    ========            ========
OTHER DATA:
  EBITDA....................................................        $ 17,909            $ 10,501
  Noncash Cost of Real Estate Sales.........................           1,607               2,370

     Total pro forma revenue would have been $82.1 million for each of the years ended October 31, 1997 and 1996. Northstar, Bear Mountain and the Summit generated increased revenues in the 1997 period of 9.1%, 15.9%, and 10.6%, respectively, due primarily to skier day increases of 10.1%, 29.1% and 9.2%, respectively, from the comparable period of 1996. Skier day growth at Bear Mountain was partially offset by reduced ticket prices, primarily due to a greater number of young adult and child discounted tickets. Revenues for Sierra, Waterville Valley, Cranmore and Grand Targhee for the 1997 period decreased 20.6%, 8.1%, 5.0% and 10.3%, respectively, from the 1996 period. Lengthy road closures affecting Sierra and Grand Targhee contributed substantially to their declines in revenue. Waterville Valley and Cranmore experienced 10 days of rain during peak holiday periods which contributed significantly to their respective declines. Real estate revenues in the 1997 period declined $765,000 to $3.3 million, or 18.9%, from the 1996 period due to fewer lot sales in the 1997 period at Northstar.

     Pro forma resort operating expenses, excluding depreciation, depletion and amortization, for the year ended October 31, 1997 would have totaled $71.0 million, an increase of $7.5 million, or 11.7%, from the comparable period in 1996. The increase was primarily due to the Company's larger resorts (Northstar, Sierra, Bear Mountain and the Summit) being opened earlier in the 1996/97 ski season, which resulted in 87 additional total operating days for those resorts and higher operating expenses for the 1996/97 ski season as compared to the prior ski season. The early openings of the resorts were due to more favorable weather conditions at the start of the 1996/97 ski season in November and early December, and were intended to generate improved momentum into the peak holiday period. However, as described above, the Company's skier visits and revenues were negatively impacted by unfavorable weather conditions and road closures during the holiday and other peak periods of the 1996/97 ski season. In addition, Bear Mountain incurred an additional $300,000 in snowmaking costs in the 1997 period as compared to the 1996 period and several resorts had substantial snow removal costs in the 1996/97 ski season due to heavy snowfall during certain parts of the season.

     Pro forma cost of sales -- real estate and other for the pro forma year ended October 31, 1997 totaled $3.0 million, an increase of $663,000 from the comparable period in 1996. This increase is due primarily to increased costs allocated to each parcel in the 1997 period as part of the purchase accounting at Northstar effective December 3, 1996.

     Pro forma depreciation, depletion and amortization for the pro forma year ended October 31, 1997 was $13.4 million. The increase of $216,000 over the 1996 period was due to depreciation expense on assets placed in service in the 1997 period.

     Net interest expense for the pro forma year ended October 31, 1997 totaled $16.4 million, an increase of $684,000 from the comparable period in 1996. The increase was due to interest expense on borrowings under the Senior Credit Facility recognized in the 1997 period.

     The income tax benefit for the pro forma year ended October 31, 1996 of $1.5 million reflects the benefit of operating losses to the extent of net deferred tax liabilities recorded in purchase accounting.

RESULTS OF OPERATIONS OF CALIFORNIA RESORTS

     The Fibreboard Resort Group was acquired by Booth Creek effective December 3, 1996, and its results of operations have been included in the Company's consolidated results of operations since such date. The following review of the performance of the Fibreboard Resort Group is for the audited periods ended December 31, 1994 and 1995, the unaudited ten month period ended October 31, 1995 and the audited ten month period ended October 31, 1996.

     The following table summarizes Fibreboard Resort Group's historical results of operations as a percentage of revenue for the years ended December 31, 1995 and 1994, and for the ten month periods ended October 31, 1995 and 1996.

                                                                YEAR ENDED           TEN MONTHS ENDED
                                                               DECEMBER 31,             OCTOBER 31,
                                                             -----------------       -----------------
                                                             1994        1995        1995        1996
                                                             ----        ----        ----        ----
STATEMENT OF OPERATIONS DATA:
     Net Revenues
     -- Lift Tickets.....................................     50.8%       44.7%       42.7%       45.0%
     -- Ski Related Resort...............................     38.5        35.1        34.0        34.0
     -- Non-Ski Related Resort...........................      9.2         8.6        10.6        10.6
     -- Real Estate and Timber...........................      1.5        11.6        12.7        10.4
                                                             -----       -----       -----       -----
          Total net revenues.............................    100.0       100.0       100.0       100.0
     Cost of Sales -- Resort Operations..................     65.0        63.4        58.6        65.5
     Cost of Sales -- Real Estate and Other..............      0.7         4.4         4.8         5.2
     Selling, General and Administrative Expense.........     13.4        13.1        12.0        12.7
     Corporate Allocations and Management Fees...........      1.6         2.8         1.4         1.7
                                                             -----       -----       -----       -----
     Operating Income....................................     19.3        16.3        23.2        14.9
     Interest (Income) Expense, Net......................      1.6         1.8         0.9         2.9
                                                             -----       -----       -----       -----
     Pre-tax Income......................................     17.7        14.5        22.3        12.0
     Income Taxes........................................      7.2         5.8         9.0         4.9
                                                             -----       -----       -----       -----
     Net Income..........................................     10.5%        8.7%       13.3%        7.1%
                                                             =====       =====       =====       =====
OTHER DATA:
     EBITDA..............................................     27.7%       28.9%       35.3%       29.0%

     Ten Months Ended October 31, 1996 as Compared to the Ten Months Ended October 31, 1995

     The ski resort industry is highly seasonal, with operations typically commencing in November or December of each year, and closing in April or May. The exclusion of the months of November and

December from the 1996 and 1995 fiscal periods results in decreases in virtually all income statement captions when compared to full fiscal periods.

     Total revenue for the ten months ended October 31, 1996 was $41,117,000, an increase of $4,386,000 or 11.9% from the comparable period in 1995. This increase is attributable to the acquisition of Bear Mountain in October 1995, which accounted for $7,147,000 of additional revenue during the ten month period ended October 31, 1996. Partially offsetting this increase was a $2,390,000 decline in lift ticket and ski-related revenues at the Company's Northstar and Sierra resorts, primarily resulting from fewer skier days, and a $371,000 decline in real estate and timber sales, primarily resulting from fewer developmental real estate sales.

     Skier days and revenue per skier day were 706,075 and $52.16 for the ten months ended October 31, 1996, as compared to 626,500 and $51.19 for the comparable period in 1995. The increase in skier days is attributable to the acquisition of Bear Mountain in October 1995, which accounted for 174,984 of the additional skier days. Skier days at the Company's Northstar and Sierra resorts declined by 95,409 in the ten months ended October 31, 1996 as compared to the comparable period in the prior year due to particularly favorable ski conditions in the prior period.

     Cost of sales for resort operations for the ten months ended October 31, 1996 increased by $5,414,000, or 25.1%, from the comparable period in the prior year due to a $5,860,000 increase in costs resulting from the acquisition of Bear Mountain in October 1995, offset by slightly lower cost of sales for resort operations at Northstar and Sierra of approximately $500,000.

     Selling, general, administrative and other operating expenses (including management fees and corporate allocations) increased by $1,009,000, or 20.5%, in the ten months ended October 31, 1996 as compared to the comparable period in the prior year due to a $1,406,000 increase in costs resulting from the acquisition of Bear Mountain in October 1995, offset by slightly lower selling, general, administrative and other operating expenses at Northstar and Sierra.

     Interest expense, net for the ten months ended October 31, 1996 increased by $855,000 as compared to the same period in 1995 as a result of the advance made by Fibreboard Corporation to the Resort Group in October 1995 to finance the acquisition of Bear Mountain.

     The provision for income taxes for the ten months ended October 31, 1996 decreased by $1,290,000 as compared to the comparable period in 1995 due to the decrease in income subject to income tax. The effective income tax rate for the ten months ended October 31, 1996 was 41.1%, as compared to 40.5% for the same period in 1995.

     EBITDA for the ten months October 31, 1996 was $11,919,000, a decrease of $1,061,000, or 8.2%, from the comparable period in the prior year. EBITDA margin decreased from 35.3% during the ten months ended October 31, 1995 to 29.0% during the comparable 1996 period.

     Year Ended December 31, 1995 as Compared to the Year Ended December 31,
1994

     Total revenue for 1995 was $45,036,000, an increase of $3,616,000, or 8.7%, from 1994. This increase is attributable to the completion and sale of residential lots at the Big Springs development at Northstar, which accounted for an increase in revenue in 1995 of $4,418,000. Partially offsetting this increase was a $802,000 decline in lift ticket and ski-related revenues, primarily as a result of fewer skier days.

     Skier days and revenue per skier day were 784,964 and $50.73 for 1995, as compared to 837,179 and $48.75 for 1994. The operating season is dependent on favorable snow conditions, and in 1995 the season did not open until mid-December due to unusually warm weather and low precipitation. Revenue per skier day increased in 1995 as a result of increased lift ticket prices.

     Costs of sales for resort operations for 1995 increased by $1,649,000, or 6.1%, from the prior year, primarily as a result of increased costs resulting from the acquisition of Bear Mountain.

     Selling, general, administrative and other operating expenses increased by $326,000, or 5.9%, from 1994 to 1995. This increase was due to the formation of the Fibreboard Resort Group, which was necessitated by the acquisition of Bear Mountain, which added resort operating personnel, and the expansion of management training programs. Prior to this time, management at Northstar oversaw both Northstar and Sierra. Management fees allocated to the Fibreboard Group for 1995 increased by $592,000, or 90.4%, from 1994 due principally to the effects of a nonrecurring supplemental allocation of Fibreboard Corporation's corporate expenses to its various operating subsidiaries and divisions in 1995.

     Net interest expense increased by $155,000 over the prior year. This increase is due to an increase in intercompany interest of $488,000 charged to the California Resorts by Fibreboard Corporation, as Fibreboard Corporation did not charge intercompany interest in 1994. This increase was partially offset by a decrease in interest expense to third parties of $302,000, as the Company paid all of its outstanding debt to third parties during 1995, and an increase in interest income of $31,000.

     For 1995, the tax rate applied to the California Resorts was 40%, a decrease from the rate of 40.5% applied in 1994.

     EBITDA for 1995 was $13,002,000, an increase of $1,533,000, or 13.4%, from
1994. EBITDA margin increased from 27.7% in 1994 to 28.9% in 1995.

RESULTS OF OPERATIONS OF WATERVILLE VALLEY

     The following review of the performance of Waterville Valley is for the audited fiscal periods ended October 31, 1995 and October 27, 1996. Waterville Valley was sold by S-K-I Limited to American Skiing Company effective June 30, 1996. Accordingly, for the financial statements covering periods subsequent to June 30, 1996, purchase price accounting was reflected. Therefore, the pre- and post-acquisition financial statements of Waterville Valley reflect different bases of accounting which can significantly impact depreciation, amortization, interest and related tax expenses. However, for purposes of the following discussion regarding fiscal 1996 and fiscal 1995 activity, the pre- and post-acquisition financial information has been combined to provide the reader with an indication of the trend of results. Such combined information is referred to herein as "Combined 1996" information. The following table summarizes Waterville Valley's historical results of operations as a percentage of revenue for the year ended October 31, 1995 and Combined 1996.

                                                                         COMBINED
                                                                1996       1996
                                                                ----     --------
STATEMENT OF OPERATIONS DATA:
Revenue.....................................................    100.0%    100.0%
Cost of Sales...............................................     48.3      49.1
                                                                -----     -----
Gross Margin................................................     51.7      50.9
Other Costs and Expenses....................................     39.7      38.7
Depreciation and Amortization...............................     11.3      10.5
                                                                -----     -----
Income from Operations......................................      0.7       1.7
Interest Expense............................................      1.0       0.8
                                                                -----     -----
Income (Loss) Before Income Taxes...........................     (0.3)      0.9
Income Tax Expense (Benefit)................................     (0.1)      3.9
                                                                -----     -----
     Net Income.............................................     (0.2)%    (3.0)%
                                                                =====     =====
OTHER DATA:
EBITDA......................................................     12.0%     12.2%

     Year Ended October 27, 1996 as Compared to the Year Ended October 31, 1995

     Combined 1996 revenue increased by $2,081,000, or 22%, over fiscal 1995 revenue of $9,653,000. The revenue increase was primarily due to more favorable weather conditions, including a significant increase in snowfall (203 inches in fiscal 1996 vs. 101 inches in fiscal 1995) which contributed to a 23.7% increase in skier days. In addition, fiscal 1995 revenue was negatively impacted by problems with the high-speed quad lift which was non-operational for two and one-half weeks in December 1994. Skier days and revenue per skier day were 256,563 and $45.73 for 1996, as compared to 207,386 and $46.55 in 1995.

     Cost of sales as a percent of revenue increased slightly to 49.1% in the Combined 1996 fiscal period compared to 48.3% in fiscal 1995.

     Due to increased revenue volumes in fiscal 1996, the other costs and expenses and depreciation and amortization percentages of revenue decreased slightly in the Combined 1996 fiscal period as compared to 1995 due to the fixed nature of certain of these expenses.

     The tax provision for the Combined 1996 fiscal period is significantly higher than the prior year due to the inability in the post-acquisition period to recognize the tax benefits of the operating losses generated.

     EBITDA for the Combined 1996 period was $1,431,000, an increase of $272,000, or 23.5%, from 1995 EBITDA of $1,159,000. EBITDA margin increased from 12.0% in 1995 to 12.2% in 1996.

RESULTS OF OPERATIONS OF THE SUMMIT AT SNOQUALMIE

     Ski Lifts, Inc. (the Summit) was acquired by Booth Creek effective January 15, 1997, and its results of operations have been included in the Company's consolidated results of operations since such date. The following review of the performance of Ski Lifts, Inc. is for the audited fiscal periods ended September 30, 1995 and 1996, the estimated unaudited three and one-half month period ended January 15, 1996 and the audited three and one-half month period ended January 15, 1997. The comparison of the three and one-half month period ended January 15, 1997 to the four month period ended January 31, 1996, as summarized in the historical financial statements, would significantly impact revenues, cost of sales, general, administrative and other expenses as the second half of January is a significant revenue producing period. Thus, as noted above, this discussion covers the two three and one-half month periods ended January 15, 1997 and 1996 based on audited results through January 15, 1997 and estimated unaudited results through January 15, 1996.

     The following table summarizes Ski Lifts' historical results of operations as a percentage of revenue for the years ended September 30, 1995 and 1996 and the three and one-half month periods ended January 15, 1996 and 1997.

                                                                                    THREE AND ONE-HALF
                                                                 YEAR ENDED            MONTHS ENDED
                                                               SEPTEMBER 30,            JANUARY 15,
                                                              ----------------      -------------------
                                                              1995       1996       1996          1997
                                                              ----       ----       ----          ----
STATEMENT OF OPERATIONS DATA:
Revenues..................................................    100.0%     100.0%     100.0%        100.0%
Operating Salaries, Wages and Other Employee Costs........     48.0       48.6       54.7          51.3
General, Administrative and Other Operating Expenses......     30.5       32.1       45.3          35.6
Other Operating Expenses..................................     15.9       16.4       19.5          15.4
                                                              -----      -----      -----         -----
Gross Margin..............................................      5.6        2.9      (19.5)         (2.3)
Other Costs and Expenses (Income), Net....................      3.2        3.0       (0.2)          2.8
                                                              -----      -----      -----         -----
Income (Loss) from Operations.............................      2.4       (0.1)     (19.3)         (5.1)
Income Tax Expense (Benefit)..............................     (3.7)        --         --            --
                                                              -----      -----      -----         -----
Net Income (Loss).........................................      6.1%      (0.1)%    (19.3)%        (5.1)%
                                                              =====      =====      =====         =====
OTHER DATA:
EBITDA....................................................     15.3%      13.2%      (2.4)%         5.6%

     Three and One-Half Months Ended January 15, 1997 as Compared to the Three and One-Half Months Ended January 15, 1996

     Ski Lifts, Inc. was acquired by Booth Creek effective January 15, 1997. The discussion below compares the results of operations of Ski Lifts, Inc. prior to its acquisition by Booth Creek and since its last completed fiscal year to the comparable period in the prior year. The operating data presented are based on audited results through January 15, 1997 and estimated unaudited results through January 15, 1996.

     Total revenues for the 1997 period were $3,511,000, an increase of $890,000, or 34% from the 1996 period. The increase resulted from increased operating days and skier visits.

     Skier days and revenue per skier day were 167,708 and $20.93 for the 1997 period, as compared to 112,985 and $23.20 for 1996 period. There were 47 operating days through January 15, 1997 as compared to 33 operating days through January 15, 1996. The Summit's ski areas opened November 22, 1996 for the 1996/97 season as compared to December 9, 1995 for the 1995/96 season. Revenue per skier day was lower for the 1997 period as compared to the 1996 period as a result of the ski areas being closed for six days from December 26, 1996 through January 1, 1997 due to highway closures from avalanche danger and severe weather conditions. This six day closure was largely responsible for the decrease in revenue per skier day in the 1997 period as these were higher holiday priced days. Additionally, the early season days are priced at lower rates initially until all four ski areas comprising the Summit are in full operation. Due to the late start in the 1995/96 season, there were fewer days when the lower rates were in effect.

     Operating salaries, wages and other employee costs for the 1997 period increased by $368,000, or 25.7%, as compared to the 1996 period. The higher labor costs were due to the earlier start of the 1996/97 ski season as well as increased labor costs associated with additional snow grooming and removal required as a result of unusually heavy snowfall during late December and early January.

     General, administrative and other operating expenses for the 1997 period increased by $63,000, or 5.3%, as compared to the 1996 period. This increase was due, in part, to increased maintenance, gas, oil, diesel and electricity charges incurred as a result of the unusually large snowfall experienced at the areas during 1997, as discussed above. The remaining increase was a result of the increased number of operating days and skier visits in the 1997 period as compared to the 1996 period.

     Net interest expense for the 1997 period was approximately $113,000 as compared to approximately $110,000 for the 1996 period.

     EBITDA for the 1997 period was $197,000, an increase of $260,000 from the 1996 period. EBITDA margin increased from (2.4%) in the 1996 period to 5.6% in the 1997 period due to the increased number of operating days and skier visits in the 1997 period, which resulted in higher revenues.

     Year Ended September 30, 1996 as Compared to the Year Ended September 30, 1995

     Total revenues for 1996 were $9,451,000, a decrease of $1,219,000, or 11%,from 1995, primarily due to a shorter operating season. Lift revenues, which comprised 65% of total revenue in 1996, declined by $922,000, or 13%, from 1995, while ski rental revenue decreased by 12%. For 1996, the operating ski season lasted only 117 days, as compared to 158 days for 1995, because of unfavorable weather conditions.

     Skier days and revenue per skier day were 455,240 and $20.76 for 1996, as compared to 515,487 and $20.69 for 1995. The operating season is dependent on favorable snow conditions, and in 1996 the season did not open until mid-December, as compared to mid-November in 1995, due to lack of snow, and after opening snow coverage was minimal, resulting in lower than average skier days in December. In addition, in February of 1996 there were unusual weather patterns which resulted in significantly fewer skier days than in the prior year. Snow conditions and the quantity of snow most directly impact the number of skier days, and therefore total revenue.

     Operating salaries, wages and other employee costs for 1996 were $4,595,000, a decrease of $525,000, or 10%, from 1995. The decrease resulted from the shorter operating season due to the later opening of the resort which was offset by a profit sharing contribution of $162,000 in 1996. The Company employs approximately 60 year-round employees and 1,000 seasonal employees. Thus, with a shorter operating season, employee costs decreased in proportion to overall lift revenues. As a result of the poor operating season in 1996, a large number of year-round employees were laid off for a period of four to ten weeks, whereas in 1995 the same group of employees were laid off for a two week period.

     General, administrative and other operating expenses decreased by $218,000, or 6.6%, from 1995 to 1996. This decrease was primarily due an overall decrease in the number of operating days.

     Interest expense increased by $37,500 from 1995 to 1996, due primarily to higher average borrowings.

     For 1995, Ski Lifts, Inc. recognized a tax benefit of $408,000 for the elimination of certain deferred tax balances upon conversion to S Corporation status for federal income tax purposes.

     EBITDA for 1996 was $1,251,000, a decrease of $378,000, or 23.2%, from
1995. EBITDA margin decreased from 15.3% in 1995 to 13.2% in 1996.

RESULTS OF OPERATIONS OF GRAND TARGHEE

     Grand Targhee Incorporated was acquired by the Company on March 18, 1997 and its results of operations have been included in the Company's consolidated results of operations since such date. The following review of the performance of Grand Targhee Incorporated is for the audited fiscal periods ended May 31, 1995 and 1996 and the nine and one-half month periods ended March 18, 1996 and 1997. The comparison of the nine and one-half month period ended March 18, 1997 to the ten month period ended March 31, 1996, as summarized in the historical financial statements, would significantly impact revenues, direct expenses, and other costs and expenses as the second half of March is a significant revenue producing period. Thus, as noted above, this discussion covers the two nine and one-half month periods ended March 18, 1997 and 1996 based on audited results through March 18, 1997 and estimated unaudited results through March 18, 1996.

     The following table summarizes Grand Targhee Incorporated's historical results of operations as a percentage of revenue for the years ended May 31, 1995 and 1996 and the nine and one-half month periods ended March 18, 1996 and 1997.

                                                                        NINE AND ONE-HALF
                                               YEAR ENDED                 MONTHS ENDED
                                                 MAY 31,                    MARCH 18,
                                           -------------------         -------------------
                                           1995          1996          1996          1997
                                           ----          ----          ----          ----
STATEMENT OF OPERATIONS DATA:
Revenues.................................  100.0%        100.0%        100.0%        100.0%
Direct Expenses..........................   55.1          56.4          53.1          65.7
                                           -----         -----         -----         -----
Gross Margin.............................   44.9          43.6          46.9          34.3
Other Costs and Expenses.................   40.7          39.5          35.6          47.3
                                           -----         -----         -----         -----
Income (Loss) Before Income Taxes........    4.2           4.1          11.3         (13.0)
Income Tax Expense (Benefit).............    1.2           1.0           3.9          (2.4)
                                           -----         -----         -----         -----
Net Income (Loss)........................    3.0%          3.1%          7.4%        (10.6)%
                                           =====         =====         =====         =====
OTHER DATA:
  EBITDA.................................   15.7%         16.6%         20.8%          2.9%

    Nine and One-Half Months Ended March 18, 1997 as Compared to the Nine and One-Half Months Ended March 18, 1996

     Total revenues for the nine and one-half months ended March 18, 1997 were $5,639,000, a decrease of $914,000, or 14% as compared to the same period in 1996. Revenues from lift ticket and season pass sales, which comprised 32% of the 1997 period's total revenue, decreased $461,000 or 20% from the 1996 period. This decrease was due primarily to a 18.7% decrease in skier days. Actual 1997 period skier days were 94,898 as compared to 116,696 in the 1996 period. Skier days in the current period were significantly impacted by poor weather conditions which limited access to the resort, particularly during the Christmas holiday season, and delays in the completion of a new high-speed detachable quad lift which became operational on January 27, 1997.

     The remaining decrease in revenues is attributable to lower revenues from food, beverage, retail merchandise and other guest services resulting from fewer skiers and lodging guests. Total revenue per skier increased to $59.42 in 1997 as compared to $56.16 in 1996.

     Direct expenses in the 1997 period were $3,706,000, or 65.7% of revenues, as compared to $3,479,000, or 53.1% of revenues, in the 1996 period. The increase in direct expenses as a percentage of revenue was primarily due to fewer skiers and the relatively high level of direct expenses that are fixed in nature. As a result, gross margin decreased from 46.9% in the 1996 period to 34.3% in the 1997 period.

     Other costs and expenses increased from $2,334,000 in the 1996 period to $2,669,000 in the 1997 period. This increase, in conjunction with declining revenues, caused other costs and expenses to increase as a percentage of revenues from 35.6% to 47.3%. The increase in other costs and expenses as a percent of revenue was due to fewer skiers and the fixed nature of these costs and expenses.

     Other costs and expenses included interest expense, which decreased $13,000 or 12% from the 1996 period due to lower debt levels, and $54,000 of land abandonment costs in the 1997 period related to the failed attempt to swap certain real estate.

     EBITDA for the 1997 period was $163,000, a decrease of $1,201,000 from $1,364,000 in the 1996 period. EBITDA margin was 2.9% in the 1997 period compared to 20.8% in the 1996 period.

     Year Ended May 31, 1996 as Compared to the Year Ended May 31, 1995

     Total revenues for 1996 were $7,376,000, an increase of $614,000, or 9%, over 1995. Revenues from lift ticket and season pass sales, which comprised 36% of 1996 total revenues, increased $143,000, or 6%, over 1995. This increase was due to a 7% increase in lift ticket revenue per skier, offset by a 1% decrease in skier days. Actual 1996 skier days were 116,696 as compared to 117,772 skier days in 1995. Skier days were not significantly impacted by the length of the ski season, which was 148 days in 1996, 8 days shorter than the 156 days in 1995.

     The remaining increase in revenues is attributable to a higher level of spending by both skiers and lodging guests for food, beverage, retail merchandise and other guest services. Total revenue per skier (excluding lodging revenue) increased by 11% from $38.64 per skier in 1995 to $42.91 per skier in 1996. Total revenues per lodging guest (excluding lift ticket revenue) were $63.53, a 7.6% increase from 1995. The number of lodging guests in 1996 was 37,987, a 1% decrease from 1995. Increased spending by skiers and lodging guests is primarily due to new guest facilities at the resort, including a restaurant, liquor store, snowboard retail shop and spa.

     Direct expenses in 1996 were $4,159,000, or 56.4%, of revenues, as compared to 55.1% of revenues in 1995. The increase in direct expenses as a percentage of revenues is primarily due to an increase in direct labor costs resulting from the hiring of additional staff to operate new guest facilities and a change in the employee benefit package which increased the percentage of insurance benefits paid by the Company. As a result of these increases, gross margin decreased from 44.9% in 1995 to 43.6% in 1996.

     Other costs and expenses increased by $167,000 from $2,751,000 in 1995 to $2,918,000 in 1996 but decreased as a percentage of revenues from 40.7% in 1995 to 39.5% in 1996. The decrease as a percentage of revenues was generally due to management's efforts to control general and administrative marketing costs, a $32,000 reduction in lease expense related to employee housing and a $54,000 reduction in interest expense due primarily to lower average borrowings. Significant increases in other costs and expenses included $99,000 of costs related to an abandoned land exchange, a $43,000 loss on disposition of miscellaneous assets and a $43,000 write-off of the net book value of the Shoshone lift which was replaced in fiscal 1997.

     EBITDA for 1996 was $1,225,000, an increase of $159,000, or 14.9%, from 1995. EBITDA margin increased from 15.7% in 1995 to 16.6% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility currently provides for borrowing availability of up to $20.0 million during the term of such facility. In addition, the Company is required to repay all borrowings under the Senior Credit Facility on or before March 1 of each year and have no outstanding indebtedness thereunder during the two months thereafter. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through October, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities and to build retail and other inventories prior to the start of the skiing season.

     The Company's capital expenditures for the year ended October 31, 1997 were approximately $9.5 million, including approximately $8.7 million for maintenance capital expenditures and approximately $800,000 relating to the construction of new lifts at the Summit and Waterville Valley. Management anticipates that annual capital expenditures in each of fiscal 1998 and 1999 will be approximately $7.0 million. Future capital expenditures include approximately $4.0 million in each of the next two years for resort maintenance and safety and $3.0 million for resort upgrades that management deems appropriate. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture and borrowings under the Senior Credit Facility. Commitments for future capital expenditures through 1999 totaled approximately $3.5 million at October 31, 1997.

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

     The Company's liquidity is significantly affected by its high leverage. As a result of its leveraged position, the Company has significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. In addition, the Company's high level of debt increases its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. Any decline in the Company's expected operating performance could have a material adverse effect on the Company's liquidity and on its ability to service its debt and make required capital expenditures.

     Management believes that the Company's cash flow from operations and borrowings available under the Senior Credit Facility will be sufficient to enable the Company to meet all of its cash operating and debt service requirements over the next twelve months.

     The Company believes that inflation has had little effect on its results of operations and any impact on costs has been largely offset by increased pricing.

     The Company is currently in the process of evaluating its software and hardware for Year 2000 compliance. Although a final assessment has not been completed, the Company believes that the costs to be incurred will not be material to the overall presentation of the consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 of this Report under the caption "(a)1." and follow Item 14. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth information with respect to the directors, executive officers and other key employees of the Company and Booth Creek Ski Group, Inc., a Delaware corporation ("Parent"), of which the Company is a wholly-owned subsidiary.

                      NAME                        AGE                       POSITION
                      ----                        ---                       --------
George N. Gillett, Jr...........................    59    Chairman of the Board of Directors; Chief
                                                            Executive Officer; Director of the Company
                                                            and Parent
Jeffrey J. Joyce................................    36    Executive Vice President, Finance; Director
                                                            of Parent
Timothy M. Petrick..............................          Executive Vice President
Nanci N. Northway...............................    43    Vice President, Treasurer, Chief Financial
                                                            Officer and Secretary
Timothy H. Beck.................................    47    Executive Vice President, Planning and
                                                            President, Eastern Operations
Julianne Maurer.................................    41    Corporate Director of Marketing and Sales
Timothy Silva...................................    46    General Manager -- Northstar
John A. Rice....................................    42    General Manager -- Sierra
Catherine M. Thero..............................    34    General Manager -- Bear Mountain
Thomas H. Day...................................    43    General Manager -- Waterville Valley
Chris Thompson..................................    50    General Manager -- The Summit
Larry H. Williamson.............................    56    General Manager -- Grand Targhee

     George N. Gillett, Jr. Mr. Gillett has been the Chairman of the Board of Directors of the Company since its formation in October 1996 and Chief Executive Officer since February 1997. Mr. Gillett served as Chairman from 1977 until September 1996 of Gillett Holdings, Inc. (which was renamed Vail Resorts, Inc. in 1996). Gillett Holdings, Inc. owned Packerland Packing Company, Inc. until its sale in 1994, the Vail ski resort since its acquisition in 1985 and various media properties, including a controlling interest in SCI Television, Inc. from 1987 until 1993. Since August 1994 he has served as Chairman of Packerland Packing Company, Inc., a meatpacking company based in Green Bay, Wisconsin. From October 1987 until May 1993, Mr. Gillett served as Chairman and Chief Executive Officer of SCI Television, Inc. and from May 1993 until May 1996 as President of New World Television, Inc. (renamed from SCI Television Inc. in 1993). Mr. Gillett filed a petition of voluntary bankruptcy under Chapter 7 of the United States Bankruptcy Code on August 13, 1992 and was discharged from bankruptcy on July 27, 1993. In addition, certain entities for which Mr. Gillett has served as an executive officer or director, including Gillett Holdings, Inc., SCI Television, Inc. and their respective subsidiaries, filed bankruptcy petitions, or had bankruptcy petitions filed against them, in 1991 and 1993 under Chapter 11 of the United States Bankruptcy Code. All of these entities have since been discharged from bankruptcy.

     Jeffrey J. Joyce. Mr. Joyce has held the position of Executive Vice President, Finance of the Company since October 1996. He also has served since August 1994 as a Vice President of Packerland Packing Company, Inc., which is indirectly controlled by George N. Gillett, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company. From July 1988 until July 1993, Mr. Joyce was employed by Gillett Holdings, Inc., an affiliate of George
N. Gillett, Jr., in various financial management positions.

     Timothy M. Petrick. Mr. Petrick has held the position of Executive Vice President of the Company since May 1997. Prior to this time, he served as Vice President and General Manager of K2 North America since July 1992.

     Nanci N. Northway. Ms. Northway has held the positions of Vice President, Treasurer, Chief Financial Officer and Secretary of the Company since December 1996. Prior to this time, she served as Assistant Controller and Treasurer of Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc. from May 1983, July 1993 and October 1995, respectively, until December 1996.

     Timothy H. Beck. Mr. Beck has held the positions of Executive Vice President, Planning and President, Eastern Operations of the Company since July 1997. Prior to this time, he served as President of Sno-engineering, Inc. since January 1991.

     Julianne Maurer. Ms. Maurer has held the position of Corporate Director of Marketing and Sales of the Company since December 1996. Prior to this time, she served as Director of Marketing of the Fibreboard Resort Group as well as Director of Marketing for Northstar.

     Timothy Silva. Mr. Silva has been the General Manager of Northstar since January 1995. Prior to this time, he served as Director of Operations of Trimont Land Company, the owner and operator of Northstar, since February 1992.

     John A. Rice. Mr. Rice has been the General Manager of Sierra since July 1993. Prior to this time, he served as Vice President of Administration of Bear Mountain, Ltd. (the predecessor of Bear Mountain, Inc.) since July 1988.

     Catherine M. Thero. Ms. Thero has been the General Manager of Bear Mountain, since March 1996. Prior to this time, she served as a Senior Associate of Sno.engineering, Inc. since May 1995. From June 1989 until May 1995, Ms. Thero was the President of Resort Consulting Group. From May 1992 until January 1994, Ms. Thero was the Director of Projects at the Sunday River Ski Resort in Maine.

     Thomas H. Day. Mr. Day has been the General Manager of Waterville Valley since May 1997. Prior to this time, he served as Mountain Manager of Waterville Valley since 1986.

     Chris Thompson. Mr. Thompson became the General Manager of the Summit in February 1997. He has also served as Chief Operating Officer and Vice President of Ski Lifts, Inc., the owner and operator of the Summit, since 1994 and 1992, respectively. From 1987 to 1992, he served as General Manager of the Alpental ski resort at the Summit.

     Larry H. Williamson. Mr. Williamson became the General Manager of Grand Targhee in March 1997. Mr. Williamson has held the position of General Manager of Grand Targhee Incorporated, the owner and operator of Grand Targhee, since March 1996. Prior to this time, he served as Director of Mountain Operations of Grand Targhee since 1989.

DIRECTORS

     All directors of Booth Creek and Parent hold office until the respective annual meeting of stockholders next following their election, or until their successors are elected and qualified. George N. Gillett, Jr. is the sole director of Booth Creek. In June 1997, pursuant to the Stockholders Agreement (as defined), (i) Dean C. Kehler and Gregg L. Engles, as the designees of John Hancock Mutual Life Insurance Company ("John Hancock"), and Jeffrey J. Joyce, as a designee of Booth Creek Partners Limited II, L.L.L.P. (the "Gillett Family Partnership"), became members of Parent's Board of Directors and (ii) George N. Gillett, Jr., as a designee of the Gillett Family Partnership, was re-appointed as Chairman of the Board of Directors of Parent. One additional nomination to Parent's Board of Directors remains to be made by the Gillett Family Partnership. See Part III, Item 13. "Certain Relationships and Related Transactions -- Stockholders Agreement." No directors of Booth Creek or Parent receives compensation for acting in such capacity.

     Since August 1985, Mr. Kehler has been a Managing Director of CIBC Wood Gundy Securities Corp., an affiliate of CIBC WG Argosy Merchant Fund 2, L.L.C. (the "CIBC Merchant Fund"), and has investment responsibilities with respect to the CIBC Merchant Fund. See Part III, Item 13. "Certain Relationships and Related Transactions -- The Financing Transactions" and "-- Stockholders Agreement." From February 1990 to August 1995, Mr. Kehler was a Managing Director of Argosy Group, L.P., an investment banking firm. Mr. Engles has served as the Chairman of the Board and Chief Executive Officer of Suiza Foods Corporation since October 1994. He has also served as the Chairman of the Board and Chief Executive Officer of Reddy Ice Corporation since May 1988, Chairman of the Board of Suiza Holdings, L.P. since December 1993, and Chairman of the Board of Velda Farms since April 1994.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the compensation paid by Booth Creek to (i) its Chairman of the Board and Chief Executive Officer and (ii) each of the three most highly compensated individuals who served as executive officers of the Company during fiscal 1997 and received salary and bonus in excess of $100,000 during such year (collectively, the "Named Executives"), for services rendered in all capacities to Booth Creek during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL COMPENSATION
                                                      ------------------------------------
                                                                                 OTHER
                                                                                 ANNUAL        ALL OTHER
                                                      SALARY        BONUS     COMPENSATION    COMPENSATION
       NAME AND PRINCIPAL POSITION            YEAR      ($)          ($)          ($)             ($)
       ---------------------------            ----    ------        -----     ------------    ------------
George N. Gillett, Jr.....................    1997      3,333(2)        --           --              --
  Chairman of the Board, Chief Executive
  Officer and Director(1)
Timothy M. Petrick........................    1997     87,950       30,625           --           1,837(3)
  Executive Vice President
Timothy Silva.............................    1997     92,551       17,500           --           2,941(4)
  General Manager -- Northstar
Nanci N. Northway.........................    1997    100,410        6,000           --           3,181(5)
  Vice President, Treasurer, Chief
  Financial Officer and Secretary

-------------------------
(1) Mr. Gillett is the sole shareholder, sole director and Chief Executive Officer of Booth Creek, Inc., which, pursuant to the Management Agreement (as defined), provides the Company with management services in exchange for an annual management fee. See Part III, Item 13. "Certain Relationships and Related Transactions -- Management Agreement with Booth Creek, Inc."

(2) Mr. Gillett was compensated by the Company during January and February of 1997.

(3) Consists of term life insurance premiums.

(4) Consists of a 401(k) matching contribution of $2,891 and term life insurance premiums of $50.

(5) Consists of a 401(k) matching contribution of $3,158 and term life insurance premiums of $23.

                       OPTIONS/SAR GRANTS IN FISCAL 1997

     The following table sets forth certain information with respect to option grants made to the Named Executives for the fiscal year ended October 31, 1997.

                                                                                                           POTENTIAL REALIZABLE
                                                                                                             VALUE AT ASSUMED
                        NUMBER OF SECURITIES      PERCENT OF TOTAL                                         ANNUAL RATES OF STOCK
                             UNDERLYING        OPTIONS/SARS GRANTED TO                                    PRICE APPRECIATION FOR
                            OPTIONS/SARS            EMPLOYEES IN           EXERCISE       EXPIRATION            OPTION TERM
        NAME                  GRANTED                FISCAL YEAR         PRICE ($/SH)        DATE            5%            10%
        ----            --------------------   -----------------------   ------------     ----------      -----------------------

Timothy M.
  Petrick(1).........           100                      100%                $500       October 1, 2007    $31,400        $79,700

-------------------------

(1) Represents option to purchase Class A Common Stock of Parent pursuant to that certain Stock Option Agreement dated as of October 1, 1997 by and between Parent and Mr. Petrick. See Part III, Item 11. "Executive Compensation -- Parent Stock Option Agreement with Timothy M. Petrick."

          AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1997 AND 1997
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED
                           SHARES                             OPTIONS/SARS AT           VALUE OF UNEXERCISED IN-THE-
                         ACQUIRED ON                         FISCAL YEAR-END,              MONEY OPTIONS/SARS AT
                          EXERCISE         VALUE         EXERCISABLE/UNEXERCISABLE     FISCAL YEAR-END, EXERCISABLE/
        NAME               (#)(1)       REALIZED ($)                (#)                        UNEXERCISABLE
        ----             -----------    ------------     -------------------------     -----------------------------
Timothy M. Petrick...      --              --                      20/80                           $0/$0

-------------------------

(1) No options were exercised during the fiscal year ended October 31, 1997.

EMPLOYMENT AND OTHER AGREEMENTS

     The Company is a party to an agreement with Nanci N. Northway, Vice President, Treasurer, Chief Financial Officer and Secretary of the Company, pursuant to which Ms. Northway is entitled to a one-time payment of $100,000 within 90 days following an initial public offering of the Company's common stock or a change in control of the Company, in each case occurring while Ms. Northway is an employee of the Company.

     The Company is a party to an employment agreement with Timothy M. Petrick, Executive Vice President of the Company. Mr. Petrick's employment agreement commenced on May 5, 1997 and will expire on April 30, 2002, unless sooner terminated. Under such agreement, Mr. Petrick receives a base salary of $175,000 per annum, subject to certain increases as Mr. Petrick and the Company may agree. Mr. Petrick will also be entitled to receive a bonus following an initial public offering by the Company and, beginning with the Company's fiscal year 1998, an annual incentive bonus of up to 50% of his base salary based upon the Company's attainment of certain targeted financial, business and personal goals. Under the terms of his employment agreement, Mr. Petrick is eligible to participate in the health, disability and retirement plans offered to other executives of the Company. In addition, pursuant to his agreement, the Company provides Mr. Petrick with a $1,000,000 term life insurance policy, reimburses him for all reasonable and necessary expenses incurred by him in the discharge of his duties and indemnifies him to the maximum extent permitted by Delaware law. In the event that Mr. Petrick is required to relocate his residence due to a relocation of the Company's executive offices (as described in his agreement), the Company shall reimburse Mr. Petrick for certain costs related to such relocation.

     Mr. Petrick's employment agreement may be terminated by the Company at any time, with or without cause, or upon his death or disability. In the event Mr. Petrick's employment agreement is terminated "without cause" or by Mr. Petrick for "good reason" (as described in his agreement), the Company will provide Mr. Petrick with salary continuation and continuation of health and disability insurance coverage for a period of 18 months or until Mr. Petrick is eligible for comparable benefits from another entity, whichever date is sooner. During the term of his employment and for a period of one year thereafter, Mr. Petrick will be subject to provisions prohibiting his competition with the Company, solicitation of certain of the Company's executives or diversion of the Company's customers. Mr. Petrick's employment agreement also contains provisions relating to non-disclosure of the Company's proprietary information.

PARENT STOCK OPTION AGREEMENT WITH TIMOTHY M. PETRICK

     Parent is a party to that certain Stock Option Agreement, dated as of October 1, 1997 (the "Parent Stock Option Agreement"), with Timothy M. Petrick, Executive Vice President and Chief Operating Officer of the Company. Pursuant to such agreement, Mr. Petrick was granted an option, subject to vesting, to purchase from Parent 100 shares of Parent's Class A Common Stock at an exercise price of $500 per share, subject to adjustment under certain circumstances. Such option vested with respect to 20% of the related shares on October 1, 1997, and will vest with respect to an additional 20% of the related shares on each of the second, third, fourth and fifth anniversaries of such date. Upon the occurrence of certain events resulting in the termination of Mr. Petrick's employment (for example, Mr. Petrick's death, disability or for reasons other than for "cause" (as defined in the Parent Stock Option Agreement)) during a year in which vesting would have taken place, such vesting will occur on a monthly, pro rata basis. Mr. Petrick's option will become fully vested with respect to all of the related shares upon a "change of control" (as defined in the Parent Stock Option Agreement) or if his employment is terminated within 45 days following a "good reason" (as defined in the Parent Stock Option Agreement). Upon the termination of Mr. Pertick's employment, all of Mr. Petrick's unvested options will be cancelled and, depending on the reason for such termination, certain percentages of his vested options will be subject to cancellation, generally no later than 120 days following such termination. In addition, Mr. Petrick generally may not exercise his option after October 1, 2007.

     Pursuant to the Parent Stock Option Agreement, if Mr. Petrick's employment is terminated other than for "cause," he will have the right to require Parent to purchase any shares of stock issued or issuable pursuant to his option at the fair market value of such shares, as described therein. In addition, Parent will have the right following the termination of Mr. Petrick's employment for "cause" or his resignation without "good reason" to purchase all shares of stock acquired by him pursuant to an exercise of his option at the fair market value of such shares, as described in the Parent Stock Option Agreement. Any shares of stock issued pursuant to Mr. Petrick's option will be subject to the Stockholders Agreement (as defined). See Part III, Item 13. "Certain Relationships and Related Transactions -- Stockholders Agreement."

     For more information regarding the terms of the Parent Stock Option Agreement, reference is hereby made to the copy of such agreement which has been filed as an Exhibit to this Report.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's compensation policies are determined and executive officer compensation decisions are made by the Board of Directors. Mr. George N. Gillett, Jr. has been the sole director of the Company since its formation in October 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is a wholly-owned subsidiary of Parent. The following table sets forth information concerning the beneficial ownership of Parent's Common Stock (including Class A Common Stock and Class B Common Stock) as of December 31, 1997 by (i) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock of Parent, (ii) by each director and executive officer of the Company and (iii) all directors and executive officers of the Company as a group. Each share of Parent's Class B Common Stock is non-voting (except with respect to certain amendments to the certificate of incorporation and bylaws of Parent and as otherwise required by the General Corporation Law of the State of Delaware) and is convertible into one share of voting Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. All shares are owned with sole voting and investment power, unless otherwise indicated.

                                                                                        PARENT'S CLASS B
                                                               PARENT'S CLASS A           COMMON STOCK
                                                                 COMMON STOCK             BENEFICIALLY
                                                              BENEFICIALLY OWNED             OWNED
                                                              -------------------       ----------------
                     BENEFICIAL OWNER                         SHARES          %         SHARES        %
                     ----------------                         ------          -         ------        -
Booth Creek Partners Limited II, L.L.L.P..................     3,630         100%
6755 Granite Creek Road
Teton Village, Wyoming 83025
John Hancock Mutual Life Insurance Company................     5,058(1)       58%       5,058(1)     85%
John Hancock Place
200 Clarendon Street
Boston, Massachusetts 02117
CIBC WG Argosy Merchant Fund 2, L.L.C.....................       912(2)       20%         912(2)     15%
425 Lexington Avenue, 3rd Floor
New York, New York 10017
George N. Gillett, Jr.....................................     3,630(3)      100%
  Chairman of the Board of the Company
Rose Gillett..............................................     3,630(3)      100%
6755 Granite Creek Road
Teton Village, Wyoming 83025
Jeffrey J. Joyce..........................................     544.5(4)       15%
  Executive Vice President, Finance of the Company
Timothy M. Petrick........................................        20(5)         *
  Executive Vice President and Chief Operating Officer of
  the Company
Total Executive Officers and Directors as a Group.........     3,650(6)      100%

-------------------------
 *  Less than 1%.

(1) Comprised of 2,558 shares of Class B Common Stock of Parent and Warrants to purchase 2,500 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

(2) Comprised of 512 shares of Class B Common Stock of Parent and Warrants to purchase 400 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

(3) Booth Creek Partners Limited II, L.L.L.P. owns directly 3,630 shares of Class A Common Stock of Parent. George N. Gillett, Jr. is the managing general partner and Rose Gillett is a co-general partner of Booth Creek Partners Limited II, L.L.L.P. and each may be deemed to possess shared voting and/or investment power with respect to the interests held therein. Accordingly, the beneficial ownership of such interests may be attributed to George N. Gillett, Jr. and Rose Gillett. Rose Gillett is the wife of George N. Gillett, Jr.

(4) Represents shares of Class A Common Stock of Parent that Mr. Joyce has an option to purchase from Booth Creek Partners Limited II, L.L.L.P. (the "Option") pursuant to that certain Option Letter Agreement dated December 3, 1996. The Option is exercisable, in whole or in part, at any time on or prior to December 1, 2006 at an initial exercise price equal to $2,066.12 per share, which exercise price shall increase by $55.10 on December 1, 1997 and on each December 1 thereafter. The shares subject to the Option and the per share exercise price are subject to adjustment under certain circumstances, and the obligation of Booth Creek Partners Limited II, L.L.L.P. to sell shares of Class A Common Stock of Parent upon exercise of the Option is subject to compliance with applicable securities laws.

(5) Represents shares of Class A Common Stock of Parent that Mr. Petrick has an option to purchase from Parent pursuant to that certain Stock Option Agreement, dated as of October 1, 1997, by and between Parent and Mr. Petrick. See Part III, Item 11. "Executive Compensation -- Parent Stock Option Agreement with Timothy M. Petrick."

(6) Represents (i) 3,630 shares of Class A Common Stock of Parent owned by Booth Creek Partners Limited II, L.L.L.P., of which George N. Gillett, Jr. may be deemed to be the beneficial owner and (ii) 20 shares of Class A Common Stock of Parent that Timothy M. Petrick has an option to purchase from Parent pursuant to the option described in note (5) above. Jeffrey J. Joyce may be deemed to be the beneficial owner of 544.5 of the shares owned by Booth Creek Partners Limited II, L.L.L.P. pursuant to the Option described in note
    (4) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE FINANCING TRANSACTIONS

     Since its formation in October 1996, the Company has engaged in a series of related transactions for the purpose of raising capital to finance the acquisitions of its resorts. As part of these transactions, (i) in November and December 1996, the Gillett Family Partnership contributed an aggregate of $7.5 million to Parent in exchange for 3,630 shares of Class A Common Stock of Parent; (ii) on November 27, 1996, Parent entered into a Securities Purchase Agreement (the "Hancock Securities Purchase Agreement") with John Hancock pursuant to which John Hancock purchased for an aggregate consideration of $42.5 million (a) 2,558 shares of Parent's Class B Common Stock (the "Hancock Purchased Common Shares"), (b) warrants (the "Hancock Warrants") to purchase an additional 2,500 shares of Parent's Class B Common Stock (the "Hancock Underlying Shares") and (c) $35.0 million aggregate principal amount of Parent's notes, including the Hancock Option Notes (the "Hancock Parent Financing Debt");
(iii) on November 27, 1996, Parent entered into a Securities Purchase Agreement (the "CIBC Merchant Fund Securities Purchase Agreement" and, together with the Hancock Securities Purchase Agreement, the "Securities Purchase Agreements") with the CIBC Merchant Fund pursuant to which the CIBC Merchant Fund purchased for an aggregate consideration of $6.5 million (a) 512 shares of Parent's Class B Common Stock (the "CIBC Merchant Fund Purchased Common Shares" and, together with the Hancock Purchased Common Shares, the "Purchased Common Shares"), (b) warrants (the "CIBC Merchant Fund Warrants" and, together with the Hancock Warrants, the "Warrants") to purchase an additional 400 shares of Parent's Class B Common Stock (the "CIBC Merchant Fund Underlying Shares" and, together with the Hancock Underlying Shares, the "Underlying Shares") and (c) $5.0 million aggregate principal amount of Parent's notes (the "CIBC Merchant Fund Parent Financing Debt"); and (iv) in December 1996, using the proceeds of the foregoing, Parent made an equity contribution of $40.0 million and a loan of $10.0 million to the Company, which was used to consummate the acquisitions of certain of the Company's resorts (the foregoing transactions are collectively referred to herein as the "Financing Transactions"). The loan from Parent to the Company had terms identical to the Hancock Option Notes and was repaid in connection with the consummation of the Company's offering of its 12.5% Senior Notes in March 1997 (the "Note Offering").

     In connection with the consummation of the Note Offering, the Hancock Option Notes were exchanged for notes of the Company with substantially identical terms and repaid with a portion of the proceeds of the

Note Offering. The remaining portion of the Hancock Parent Financing Debt and the CIBC Merchant Fund Parent Financing Debt (collectively, the "Parent Financing Debt") matures on November 27, 2008 and bears interest at 12% per annum, if paid in cash, or 14% per annum, if paid in kind, payable semi-annually on each May 27 and November 27 commencing on May 27, 1997.

     The Securities Purchase Agreements, which govern the Parent Financing Debt, contain financial covenants relating to the maintenance of ratios of (a) consolidated total debt to consolidated cash flow, (b) consolidated cash flow to consolidated fixed charges and (c) consolidated cash flow to consolidated interest charges. The Securities Purchase Agreements also contain restrictive covenants pertaining to the management and operation of Parent and its subsidiaries, including the Company. The covenants include, among others, significant limitations on discounts or sales of receivables, funded debt and current debt, dividends and other stock payments, redemption, retirement, purchase or acquisition of equity interests in Parent and its subsidiaries, transactions with affiliates, investments, liens, issuances of stock, asset sales, acquisitions, mergers, fundamental corporate changes, tax consolidation, modifications of certain documents and leases. The Securities Purchase Agreements further required that all of the issued and outstanding common stock of Booth Creek be pledged upon consummation of the Note Offering to secure the Parent Financing Debt and provide that Parent shall cause Booth Creek to pay cash dividends to Parent in the maximum amount permitted by law, subject to restrictions contained in the Company's debt agreements, in order to satisfy Parent's interest payment obligations under the Parent Financing Debt.

     The Securities Purchase Agreements provide for events of default customary in agreements of this type, including: (i) failure to make payments when due;
(ii) breach of covenants; (iii) bankruptcy defaults; (iv) breach of representations or warranties in any material respect when made; (v) default by Parent or any of its subsidiaries under any agreement relating to debt for borrowed money in excess of $1.0 million in the aggregate; (vi) final judgments for the payment of money against Parent or any of its subsidiaries in excess of $1.0 million in the aggregate; (vii) ERISA defaults; (viii) any operative document ceasing to be in full force and effect; (ix) any enforcement of liens against Parent or any of its subsidiaries; and (x) a change of control of Parent. The Securities Purchase Agreements contain financial and operating covenants, events of default and other provisions customary for agreements of this type.

     The Warrants are exercisable, subject to certain conditions, at a per share price of $0.01 (as adjusted by certain anti-dilution provisions) at any time prior to November 27, 2008, on which date all unexercised Warrants will be deemed automatically exercised. The Securities Purchase Agreements provide that the holders of at least two-thirds of the Purchased Common Shares and the Underlying Shares will each be entitled to require Parent to register their shares under the Securities Act for resale to the public. The holders of Registrable Shares (as defined in the Securities Purchase Agreements) are also entitled to certain piggyback and other registration rights, subject in all cases to certain qualifications.

STOCKHOLDERS AGREEMENT

     In connection with the consummation of the Financing Transactions, Parent, the Gillett Family Partnership, John Hancock and the CIBC Merchant Fund entered into a Stockholders Agreement dated November 27, 1996 (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, the Board of Directors of Parent shall consist of five directors, three of whom shall be designated by the Gillett Family Partnership and two of whom (the "Unaffiliated Directors") shall be designated by John Hancock. No transaction between Parent or any of its subsidiaries, including the Company, and George N. Gillett, Jr. or any of his affiliates may be approved by the Board of Directors of Parent unless such transaction is approved by all of the Unaffiliated Directors. Moreover, without the consent of John Hancock and the CIBC Merchant Fund (or their respective transferees) (collectively, the "Institutional Investors"), neither Parent nor any subsidiary of Parent, including the Company, may issue any equity securities except, in the case of Parent, for certain enumerated permitted issuances and, in the case of any subsidiary of Parent, issuances to Parent or to any wholly-owned subsidiary of Parent. With respect to issuance of equity securities of Parent requiring the approval of the Institutional Investors, the Institutional Investors also are entitled to certain preemptive rights. In addition, the Stockholders Agreement provides that neither Parent nor any of its subsidiaries, including the Company, may acquire any assets or business from any other person (other than inventory and equipment in the ordinary course of business) without the consent of the Required Institutional Investors (as defined in the Stockholders Agreement).

     The Stockholders Agreement further provides that, subject to certain exceptions, the Gillett Family Partnership may not sell, assign, gift, pledge or otherwise transfer any equity securities of Parent beneficially owned by it (other than to an affiliate of the Gillett Family Partnership that becomes a party to the Stockholders Agreement) prior to November 27, 1999. In the event that at any time after such date, the Gillett Family Partnership shall not hold a majority of the outstanding Class A Common Stock of Parent as a result of the conversion of shares of Class B Common Stock into Class A Common Stock, the Stockholders Agreement requires that Parent grant to the Gillett Family Partnership registration rights with respect to its equity securities which are in all material respects the same as those provided to the Institutional Investors under the Securities Purchase Agreements.

     In addition to the foregoing, the Stockholders Agreement gives each party thereto certain co-sale rights and rights of first offer upon the sale or other transfer of any equity securities of Parent by any other party, and requires that, as a condition to the issuance or transfer of any equity securities of Parent to any third party (other than a person who acquires such securities pursuant to an effective registration statement under the Securities Act) that such person become a party to the Stockholders Agreement and agree to be bound by all the terms and conditions thereof.

     The provisions of the Stockholders Agreement relating to the composition of the Board of Directors of Parent terminate following any transfer or transfers of equity securities of Parent by the Gillett Family Partnership, John Hancock and the CIBC Merchant Fund (other than a transfer by any of them to any of their respective affiliates) if after giving effect to any such transfer or transfers the Gillett Family Partnership, John Hancock and the CIBC Merchant Fund have transferred in the aggregate 20% or more of the equity securities of Parent, as calculated in the Stockholders Agreement. The Stockholders Agreement shall terminate, and be of no force or effect, upon the consummation of a Qualified Public Offering (as defined in the Stockholders Agreement).

     In June 1997, pursuant to the Stockholders Agreement, (i) Dean C. Kehler and Gregg L. Engles, as the designees of John Hancock, and Jeffrey J. Joyce, as a designee of the Gillett Family Partnership, became members of Parent's Board of Directors and (ii) George N. Gillett, Jr., as a designee of the Gillett Family Partnership, was re-appointed as Chairman of the Board of Directors of Parent. One additional nomination to Parent's Board of Directors remains to be made by the Gillett Family Partnership. George N. Gillett, Jr., Chairman and Chief Executive Officer of the Company, is the managing general partner of the Gillett Family Partnership. See Part III, Item 10. "Directors and Executive Officers of the Registrant -- Directors."

MANAGEMENT AGREEMENT WITH BOOTH CREEK, INC.

     Booth Creek, Inc. (the "Management Company") provides management services to the Company, the Parent and the Company's subsidiaries pursuant to the Management Agreement dated November 27, 1996 (the "Management Agreement") between the Company and the Management Company. The Management Company provides the Company, the Parent and the Company's subsidiaries with financial advice with respect to, among other matters, cash management, accounting and data processing systems and procedures, budgeting, equipment purchases, business forecasts, treasury functions and investor relations. The Management Company also provides general supervision and management advice concerning tax, legal and corporate finance matters, administration and operation, personnel matters, business insurance and the employment of consultants, contractors and agents. Under the terms of the Management Agreement, the Company provides customary indemnification, reimburses certain costs and pays the Management Company an annual management fee of $350,000 plus an operating bonus, not to exceed $400,000, equal to 2.5% of the excess of Consolidated EBITDA (as defined in the Securities Purchase Agreements) for such year over $25 million. The obligation of the Company to make payments under the Management Agreement is subject to the provisions of the Securities Purchase Agreements. In the year ended October 31, 1997, the Company accrued fees of $350,000 and certain expenses under the Management Agreement.

     Since the formation of the Company, the Management Company and certain of its affiliates have made advances and deposits, and have incurred fees and expenses, in connection with certain of the acquisitions of the Company's resorts for which they were later reimbursed by the Company pursuant to the Management Agreement. Reimbursement amounts did not include any payment of interest.

     The Management Agreement will terminate automatically upon consummation of a sale of all or substantially all of the assets or stock of the Parent and its subsidiaries on a consolidated basis, and may be terminated earlier for certain cause by either the Company or the Management Company. George N. Gillett, Jr., Chairman and Chief Executive Officer of the Company is the sole shareholder, sole director and the Chief Executive Officer of the Management Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

        1. The financial statements listed on page F-1 are filed as part of this Report.

        2. Financial Statement Schedules:

           All schedules are omitted because they are not applicable, not required or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

        3. List of Exhibits:

             *3.1   Certificate of Incorporation of Booth Creek Ski Holdings,
                    Inc.

             *3.2   Bylaws of Booth Creek Ski Holdings, Inc.

             *3.3   Restated Articles of Incorporation of Trimont Land Company.

             *3.4   Bylaws of Trimont Land Company.

             *3.5   Certificate of Incorporation of Sierra-at-Tahoe, Inc.

             *3.6   Bylaws of Sierra-at-Tahoe, Inc.

             *3.7   Certificate of Incorporation of Bear Mountain, Inc.

             *3.8   Bylaws of Bear Mountain, Inc.

             *3.9 Certificate of Incorporation of Booth Creek Ski Acquisition Corp.

             *3.10  Bylaws of Booth Creek Ski Acquisition Corp.

             *3.11 Amended and Restated Certificate of Incorporation of Waterville Valley Ski Resort, Inc.

             *3.12  Bylaws of Waterville Valley Ski Resort, Inc.

             *3.13 Amended and Restated Certificate of Incorporation of Mount Cranmore Ski Resort, Inc.

             *3.14  Bylaws of Mount Cranmore Ski Resort, Inc.

             *3.15 Amended and Restated Articles of Incorporation of Ski Lifts, Inc.

             *3.16  Bylaws of Ski Lifts, Inc.

             *3.17  Certificate of Incorporation of Grand Targhee Incorporated.

             *3.18  Bylaws of Grand Targhee Incorporated.

             *3.19  Articles of Incorporation of B-V Corporation.

             *3.20  Bylaws of B-V Corporation.

             *3.21  Certificate of Incorporation of Targhee Company.

             *3.22  Bylaws of Targhee Company.

             *3.23  Certificate of Incorporation of Targhee Ski Corp.

             *3.24  Bylaws of Targhee Ski Corp.

             *4.1 Indenture dated as of March 18, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts, Inc., Grand Targhee Incorporated, B-V Corporation, Targhee Company and Targhee Ski Corp., as Subsidiary Guarantors, and Marine Midland Bank, as trustee (including the form of 12 1/2% Senior Note due 2007 and the form of Guarantee).

             *4.2 Supplemental Indenture No. 1 to Indenture dated as of April 25, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts,Inc., Grand Targhee Incorporated, B-V Corporation, Targhee Company and Targhee Ski Corp., as Subsidiary Guarantors, and Marine Midland Bank, as trustee.

             *4.3 Registration Rights Agreement dated as of March 18, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts, Inc., Grand Targhee Incorporated, B-V Corporation, Targhee Company and Targhee Ski Corp., as Subsidiary Guarantors, and CIBC Wood Gundy Securities Corp.

             *4.4 Securities Purchase Agreement dated as of March 13, 1997, by and among Booth Creek Ski Holdings, Inc., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc. and CIBC Wood Gundy Securities Corp.

             *10.1 Amended and Restated Credit Agreement dated as of March 18, 1997 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated and The First National Bank of Boston.

             *10.2 Purchase and Sale Agreement dated as of August 30, 1996 by and between Waterville Valley Ski Area, Ltd., Cranmore, Inc., American Skiing Company and Booth Creek Ski Acquisition Corp.

             *10.3 Subordinated Promissory Note dated November 27, 1996 issued by Booth Creek Ski Acquisition Corp.,Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc. to American Skiing Company.

             *10.4 Stock Purchase and Indemnification Agreement dated as of November 26, 1996 among Booth Creek Ski Holdings, Inc., Fibreboard Corporation, Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc.

             *10.5 Escrow Agreement dated December 3, 1996 by and among Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

             *10.6 Purchase Agreement dated February 11, 1997 among Booth Creek Ski Holdings, Inc., Grand Targhee Incorporated, Moritz O. Bergmeyer and Carol Mann Bergmeyer.

             *10.7 Promissory Note dated February 11, 1997 issued by Grand Targhee Incorporated to Booth Creek Ski Holdings, Inc.

             *10.8 Stock Purchase Agreement dated as of February 21, 1997 by and between Booth Creek Ski Holdings, Inc., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund, and David R. Moffett, as representative.

             *10.9 Preferred Stock Purchase Agreement dated as of February 21, 1997 by and between DRE, L.L.C., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances
                     J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and David R. Moffett, as representative.

             *10.10 Management Agreement dated as of November 27, 1996 by and between Booth Creek Ski Holdings, Inc. and Booth Creek, Inc.

             *10.11 Letter Agreement dated December 3, 1996 between Booth Creek Ski Holdings, Inc. and Nanci N. Northway.

             *10.12 Ski Area Term Special Use Permit No. 4002/01 issued by the United States Forest Service to Waterville Valley Ski Resort, Inc.

             *10.13 Ski Area Term Special Use Permit No. 5123/01 issued by the United States Forest Service to Bear Mountain, Inc.

             *10.14 Ski Area Term Special Use Permit No. 4186/01 issued by the United States Forest Service to Sierra-at-Tahoe, Inc.

             *10.15 Ski Area Term Special Use Permit No. 4033/01 issued by the United States Forest Service to Grand Targhee Incorporated.

             *10.16 Ski Area Term Special Use Permit No. 4127/09 issued by the United States Forest Service to Ski Lifts, Inc.

             *10.17 Annual Special Use Permit Nos. 4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

             *10.18 Amendment No. 1 to Credit Agreement as amended and restated dated as of June 15, 1997 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated and BankBoston, N.A.

            **10.19 Amendment No. 2 to Credit Agreement as amended and restated dated as of July 30, 1997 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated and BankBoston, N.A.

              10.20 Amendment No. 3 to Credit Agreement as amended and restated dated as of October 27, 1997 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated and BankBoston, N.A.

              10.21 Employment Agreement dated May 5, 1997 by and between Booth Creek Ski Holdings, Inc. and Timothy M. Petrick.

              10.22 Stock Option Agreement dated as of October 1, 1997 between Booth Creek Ski Group, Inc. and Timothy M. Petrick.

              10.23 Waiver Agreement dated January 27, 1998 to Credit Agreement dated as of December 3, 1996, as amended and restated as of March 18, 1997, as further amended as of June 15, 1997, July 30, 1997 and October 27, 1997 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated and BankBoston, N.A.

              10.24 Waiver Agreement dated January 28, 1998 to Credit Agreement dated as of December 3, 1996, as amended and restated as of March 18, 1997, as further amended as of June 15, 1997, July 30, 1997 and October 27, 1997 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated and BankBoston, N.A.

             *21.1   Subsidiaries of the Registrants.

              27.1   Financial Data Schedule.

-------------------------
 * Filed with Registration Statement No. 333-26091 and incorporated herein by reference.

** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended August 1, 1997 and incorporated herein by reference.

(b) Reports on Form 8-K:
    None.

(c) Exhibits:
    See (a)(3) above for a listing of Exhibits filed as a part of this Report.

(d) Additional Financial Statement Schedules:
    None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

     Neither an annual report covering the Registrant's last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.

                         BOOTH CREEK SKI HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K
                         INDEX OF FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
BOOTH CREEK SKI HOLDINGS, INC.
Financial Statements -- October 31, 1997 and 1996
Report of Independent Auditors..............................     F-2
Consolidated Balance Sheets.................................     F-3
Consolidated Statement of Operations........................     F-4
Consolidated Statement of Shareholder's Equity..............     F-5
Consolidated Statement of Cash Flows........................     F-6
Notes to Consolidated Financial Statements..................     F-7
THE RESORT GROUP OF FIBREBOARD CORPORATION
Combined Financial Statements -- December 2, 1996
Report of Independent Auditors..............................    F-18
Combined Balance Sheet......................................    F-19
Combined Statement of Operations............................    F-20
Combined Statement of Cash Flows............................    F-21
Notes to Combined Financial Statements......................    F-22
Combined Financial Statements -- October 31, 1996 and
  October 31, 1995 (unaudited) and December 31, 1995 and
  1994
Report of Independent Public Accountants....................    F-27
Combined Balance Sheets.....................................    F-28
Combined Statements of Operations...........................    F-29
Combined Statements of Cash Flows...........................    F-30
Notes to Financial Statements...............................    F-31
WATERVILLE VALLEY SKI AREA LTD. (A SUBSIDIARY OF AMERICAN
  SKIING COMPANY)
Financial Statements -- November 26, 1996 and October 27,
  1996
Report of Independent Auditors..............................    F-40
Balance Sheets..............................................    F-41
Statements of Operations and Accumulated Deficit............    F-42
Statements of Cash Flows....................................    F-43
Notes to Financial Statements...............................    F-44
WATERVILLE VALLEY SKI AREA LTD. (A SUBSIDIARY OF S-K-I
  LIMITED)
Financial Statements -- June 30, 1996 and October 29, 1995
Report of Independent Auditors..............................    F-50
Balance Sheets..............................................    F-51
Statements of Operations and Retained Earnings (Accumulated
  Deficit)..................................................    F-52
Statements of Cash Flows....................................    F-53
Notes to Financial Statements...............................    F-54
SKI LIFTS, INC.
Financial Statements -- January 15, 1997
Report of Independent Auditors..............................    F-59
Balance Sheet...............................................    F-60
Statement of Operations and Retained Earnings...............    F-61
Statement of Cash Flows.....................................    F-62
Notes to Financial Statements...............................    F-63
Financial Statements -- September 30, 1996 and 1995
Report of Independent Accountants...........................    F-68
Balance Sheets..............................................    F-69
Statements of Operations and Retained Earnings..............    F-70
Statements of Cash Flows....................................    F-71
Notes to Financial Statements...............................    F-72
GRAND TARGHEE INCORPORATED
Financial Statements -- March 18, 1997
Report of Independent Auditors..............................    F-78
Balance Sheet...............................................    F-79
Statement of Operations and Retained Earnings...............    F-80
Statement of Cash Flows.....................................    F-81
Notes to Financial Statements...............................    F-82
Financial Statements -- May 31, 1996 and 1995
Independent Auditors' Report................................    F-87
Balance Sheets..............................................    F-88
Statements of Operations....................................    F-89
Statements of Changes in Stockholder's Equity...............    F-90
Statements of Cash Flows....................................    F-91
Notes to Financial Statements...............................    F-92

                         REPORT OF INDEPENDENT AUDITORS

Booth Creek Ski Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Booth Creek Ski Holdings, Inc. as of October 31, 1997 and 1996, and the related consolidated statements of operations, shareholder's equity, and cash flows for the year ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booth Creek Ski Holdings, Inc. at October 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the year ended October 31, 1997 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Sacramento, California
January 16, 1998

                         BOOTH CREEK SKI HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   OCTOBER 31,
                                                                ------------------
                                                                  1997        1996
                                                                  ----        ----
ASSETS
Current assets:
  Cash......................................................    $    462      $--
  Accounts receivable, net of allowance of $35..............       1,528       --
  Inventories...............................................       3,059       --
  Prepaid expenses and other current assets.................       1,396       --
                                                                --------      ---
Total current assets........................................       6,445       --
Property and equipment, net.................................     123,154       --
Real estate held for development and sale...................      11,335       --
Deferred financing costs, net of accumulated amortization of
  $782......................................................       6,229       --
Timber rights and other assets..............................       7,402       --
Goodwill, net of accumulated amortization of $1,953.........      31,851       --
                                                                --------      ---
Total assets................................................    $186,416      $--
                                                                ========      ===
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Senior credit facility....................................    $ 15,000      $--
  Current portion of long-term debt.........................         947       --
  Accounts payable and accrued liabilities..................      17,132       --
                                                                --------      ---
Total current liabilities...................................      33,079       --
Long-term debt..............................................     120,380       --
Other long-term liabilities.................................         425       --
Commitments and contingencies
Preferred stock of subsidiary; 28,000 shares authorized,
  25,000 shares issued and outstanding; liquidation
  preference and redemption value of $3,354 at
  October 31, 1997..........................................       3,125       --
Shareholder's equity:
  Common stock, $.01 par value; 1,000 shares authorized,
     issued and outstanding.................................          --       --
  Additional paid-in capital................................      46,500        2
  Note receivable from shareholder..........................          --       (2)
  Accumulated deficit.......................................     (17,093)      --
                                                                --------      ---
Total shareholder's equity..................................      29,407       --
                                                                --------      ---
Total liabilities and shareholder's equity..................    $186,416      $--
                                                                ========      ===

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED OCTOBER 31, 1997
                                 (IN THOUSANDS)

Revenue:
  Resort operations.........................................    $ 68,136
  Real estate and other.....................................       3,671
                                                                --------
Total revenue...............................................      71,807
Operating expenses:
  Cost of sales -- resort operations........................      44,624
  Cost of sales -- real estate and other....................       2,799
  Depreciation and depletion................................       9,728
  Amortization of goodwill..................................       1,953
  Selling, general and administrative expense...............      11,048
  Management fees and corporate expenses....................       2,671
                                                                --------
Total operating expenses....................................      72,823
                                                                --------
Operating loss..............................................      (1,016)
Other income (expense):
  Interest expense..........................................     (13,269)
  Amortization of deferred financing costs..................      (1,809)
  Interest and other income.................................         166
                                                                --------
  Other income (expense), net...............................     (14,912)
                                                                --------
Loss before income taxes, minority interest and
  extraordinary item........................................     (15,928)
Income tax benefit..........................................       1,728
                                                                --------
Loss before minority interest and extraordinary item........     (14,200)
Minority interest...........................................        (229)
                                                                --------
Loss before extraordinary item..............................     (14,429)
Extraordinary loss on early retirement of debt..............      (2,664)
                                                                --------
Net loss....................................................    $(17,093)
                                                                ========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                          YEAR ENDED OCTOBER 31, 1997
                                 (IN THOUSANDS)

                                                                             NOTE
                                          COMMON STOCK      ADDITIONAL    RECEIVABLE
                                        ----------------     PAID-IN         FROM        ACCUMULATED
                                        SHARES    AMOUNT     CAPITAL      SHAREHOLDER      DEFICIT       TOTAL
                                        ------    ------    ----------    -----------    -----------     -----
Initial capitalization and balance
  at October 31, 1996...............    1,000      $ --      $     2          $(2)        $     --      $     --
Payment received on shareholder note
  receivable........................       --        --           --            2               --             2
Capital contributions...............       --        --       46,498           --               --        46,498
Net loss............................       --        --           --           --          (17,093)      (17,093)
                                        -----      ----      -------          ---         --------      --------
Balance at October 31, 1997.........    1,000      $ --      $46,500          $--         $(17,093)     $ 29,407
                                        =====      ====      =======          ===         ========      ========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED OCTOBER 31, 1997
                                 (IN THOUSANDS)

Cash flows from operating activities:
Net loss....................................................  $ (17,093)
Adjustment to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and depletion................................      9,728
  Amortization of goodwill..................................      1,953
  Noncash cost of real estate sales.........................      2,237
  Amortization of deferred financing costs..................      1,809
  Deferred income tax benefit...............................     (1,548)
  Minority interest.........................................        229
  Extraordinary loss on early retirement of debt............      2,664
  Changes in operating assets and liabilities:
     Accounts receivable....................................       (914)
     Inventories............................................      1,115
     Prepaid expenses and other current assets..............        303
     Accounts payable and accrued liabilities...............      1,003
     Other long-term liabilities............................         66
                                                              ---------
Net cash provided by operating activities...................      1,552
Cash flows from investing activities:
  Acquisition of ski resorts, net of cash acquired..........   (142,028)
  Capital expenditures for property and equipment...........     (9,459)
  Capital expenditures for real estate held for development
     and sale...............................................        (72)
  Other assets..............................................     (1,126)
                                                              ---------
Net cash used in investing activities.......................   (152,685)
Cash flows from financing activities:
  Borrowings under senior credit facility...................     15,000
  Proceeds of long-term debt................................    216,000
  Principal payments of long-term debt......................   (114,827)
  Deferred financing costs..................................    (10,703)
  Purchase of preferred stock of subsidiary.................       (375)
  Payment received on shareholder note receivable...........          2
  Capital contributions.....................................     46,498
                                                              ---------
  Net cash provided by financing activities.................    151,595
                                                              ---------
  Increase in cash..........................................        462
  Cash at beginning of period...............................         --
                                                              ---------
  Cash at end of period.....................................  $     462
                                                              =========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1997 AND 1996

1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Booth Creek Ski Holdings, Inc. ("Booth Creek") was organized on October 8, 1996 in the State of Delaware for the purpose of acquiring and operating various ski resorts, including Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe ("Sierra"), Bear Mountain, Waterville Valley, Mt. Cranmore, the Summit at Snoqualmie Pass (the "Summit" -- formerly Snoqualmie Pass) and Grand Targhee, as described more fully in Note 2.

     The consolidated financial statements include the accounts of Booth Creek and its subsidiaries (collectively referred to as the "Company"), all of which are wholly-owned except for Ski Lifts, Inc. (the owner and operator of the Summit) as discussed in Note 2. All significant intercompany transactions and balances have been eliminated.

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

REPORTING PERIODS

     The Company's reporting periods end on the Friday closest to the end of each month.

BUSINESS AND PRINCIPAL MARKETS

     Northstar is a year-round destination resort including ski and golf facilities. Sierra is a day ski area. Both Northstar and Sierra are located near Lake Tahoe, California. Bear Mountain is a day ski area located approximately two hours from Los Angeles, California. Waterville Valley, a destination resort, and Mt. Cranmore, a day ski area, are located in New Hampshire. The Summit is located in Northwest Washington and is a day ski area. Grand Targhee is a destination ski resort located in Wyoming.

     Operations are highly seasonal at all locations with the majority of revenues realized during the ski season from late November through early April. The length of the ski season and the profitability of operations are significantly impacted by weather conditions. Although Northstar, Bear Mountain, Waterville Valley and Mt. Cranmore have snowmaking capacity to mitigate some of the effects of adverse weather conditions, abnormally warm weather or lack of adequate snowfall can materially affect revenues. Sierra, the Summit and Grand Targhee lack significant snowmaking capability but generally benefit from higher annual snowfall.

     Other operational risks and uncertainties that face the Company include competitive pressures affecting the number of skier visits and ticket prices; the success of marketing efforts to maintain and increase skier visits; the possibility of equipment failure; and continued access to water supplies for snowmaking.

CASH

     Included in cash at October 31, 1997 is restricted cash of $344,000 relating to advance deposits and rental fees due to property owners for lodging and property rentals.

                         BOOTH CREEK SKI HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out) or market. The components of inventories at October 31, 1997 are as follows:

                                                                (IN THOUSANDS)
Retail products.............................................        $2,560
Supplies....................................................           314
Food and beverage...........................................           185
                                                                    ------
                                                                    $3,059
                                                                    ======

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided on the straight-line method based upon the estimated service lives, which are as follows:

Land improvements...........................................         20 years
Buildings and improvements..................................         20 years
Lift equipment..............................................         15 years
Other machinery and equipment...............................    3 to 15 years

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

LONG-LIVED ASSETS

     The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets, goodwill and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of October 31, 1997, management believes that there has not been any impairment of the Company's long-lived assets or goodwill.

                         BOOTH CREEK SKI HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of amounts outstanding under the Company's Senior Credit Facility approximates book value, as the interest rate on such debt generally varies with changes in market interest rates. The fair value of the Company's Senior Notes was approximately $114 million at October 31, 1997, which is based on the market price of such debt.

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

ADVERTISING COSTS

     The cost of advertisements is expensed when the advertisement is initially released. The cost of professional services for advertisements, sales campaigns, promotion, and public relations is expensed when the services are rendered. The cost of brochures is expensed over the ski season. Advertising expenses for the year ended October 31, 1997 were $1,983,000.

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

2. ACQUISITIONS

     As described below, Booth Creek consummated the New Hampshire, California, Summit and Grand Targhee acquisitions prior to October 31, 1997. These acquisitions have been accounted for using the purchase method of accounting. The results of operations of the Waterville Valley, Mt. Cranmore, Northstar, Sierra, Bear Mountain, Summit and Grand Targhee resorts have been included in the accompanying statement of operations since the effective dates of such acquisitions.

THE NEW HAMPSHIRE ACQUISITIONS

     On November 27, 1996, Booth Creek Ski Acquisition Corp., a wholly-owned subsidiary of Booth Creek, purchased the assets of the Waterville Valley and Mt. Cranmore resorts from subsidiaries of American Skiing Company ("ASC") for an aggregate purchase price of $17.5 million. The purchase price was paid with $14.75

                         BOOTH CREEK SKI HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. ACQUISITIONS -- (CONTINUED)
million in cash, before giving effect to normal working capital adjustments for current assets acquired and current liabilities assumed, and the $2.75 million ASC Seller Note (Note 5).

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

THE SUMMIT ACQUISITION

     Effective January 15, 1997, Booth Creek purchased all of the issued and outstanding common stock of Ski Lifts, Inc. ("Ski Lifts"), the owner and operator of the ski resort assets of the Summit (formerly Snoqualmie Pass), for an aggregate purchase price of approximately $14 million, which included the assumption of approximately $3.6 million of indebtedness, the issuance by Ski Lifts of the approximately $9.8 million Snoqualmie Seller Note (Note 5), and other obligations to the selling shareholders of approximately $600,000.

     In connection with the consummation of the Snoqualmie acquisition, Ski Lifts transferred approximately 71 acres of owned real estate held for development purposes and related buildings into a Delaware limited liability company (the "Real Estate LLC"), of which Ski Lifts is a member and 99% equity interest holder and Booth Creek is the other member and 1% equity interest holder. In addition, Ski Lifts granted the Real Estate LLC an option (the "Real Estate Option") to purchase an additional 14 acres of developmental real estate for nominal consideration. Ski Lifts also issued 28,000 shares of non-voting preferred stock (the "Ski Lifts Preferred Stock") to its prior owners having an aggregate liquidation preference equal to $3.5 million, the aggregate estimated fair market value of the real estate transferred to the Real Estate LLC and the real estate subject to the Real Estate Option. Concurrently with these transactions, the Real Estate LLC entered into an agreement to purchase (the "Preferred Stock Purchase Agreement") the Ski Lifts Preferred Stock, on a quarterly basis over the five years following the date of the Summit Acquisition, at a purchase price equal to the liquidation preference thereof plus accrued dividends to the date of purchase. Through October 31, 1997, the Company has paid the first three quarterly payments under the Preferred Stock Purchase Agreement aggregating $375,000. The Real Estate LLC's obligations under the Preferred Stock Purchase Agreement are secured by a first priority lien on the developmental real estate held by the Real Estate LLC and substantially all of its other assets. The Ski Lifts Preferred Stock provides for a 9% cumulative dividend and is redeemable at the option of Ski Lifts without premium. In addition, pursuant to the terms of the Ski Lifts Preferred Stock, the holders thereof have no redemption rights and are entitled to receive dividend payments only when and if declared by the board of directors of Ski Lifts. The amount of cumulative preferred dividends in arrears at October 31, 1997 was $229,000 and is included in other long-term liabilities in the accompanying consolidated balance sheet.

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

                         BOOTH CREEK SKI HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. ACQUISITIONS -- (CONTINUED)
SUMMARY OF PURCHASE PRICE ALLOCATIONS

     Summary information regarding the purchase price allocations to the assets acquired and liabilities assumed in each of the acquisitions described above is as follows:

                                  NEW HAMPSHIRE     CALIFORNIA        SUMMIT       GRAND TARGHEE
                                  ACQUISITIONS     ACQUISITIONS    ACQUISITION      ACQUISITION
                                  -------------    ------------    -----------     -------------
                                                          (IN THOUSANDS)
Net working capital...........       $  (714)        $ (5,206)       $(5,822)         $ (752)
Property and equipment........        17,500           86,078          9,148           8,837
Real estate and other
  long-term assets............            --           15,608          4,189              26
Goodwill......................         1,931           22,318          9,555              --
Long-term debt................        (3,172)            (796)        (9,880)            (80)
Deferred income taxes and
  other long-term
  liabilities.................            --               --         (6,682)            (58)
                                     -------         --------        -------          ------
                                     $15,545         $118,002        $   508          $7,973
                                     =======         ========        =======          ======

PRO FORMA FINANCIAL INFORMATION

     The following table represents unaudited pro forma financial information which presents the Company's consolidated results of operations for the years ended October 31, 1997 and 1996 as if the acquisitions occurred on November 1, 1995.

                                                             1997       1996
                                                             ----       ----
                                                             (IN THOUSANDS)
Statement of operations data:
  Revenues...............................................  $ 82,074   $ 82,128
  Income (loss) from operations..........................  $ (5,282)  $  3,105
  Net loss...............................................  $(21,753)  $(11,314)
Other data:
  EBITDA.................................................  $ 10,501   $ 17,909
  Noncash cost of real estate and other..................  $  2,370   $  1,607

     EBITDA represents income from operations before depreciation and amortization expense and the noncash cost of real estate sales.

     The pro forma information does not purport to be indicative of results that actually would have occurred had the acquisitions been made on the date indicated or of results which may occur in the future.

                         BOOTH CREEK SKI HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at October 31, 1997:

                                                              (IN THOUSANDS)
Land and improvements.......................................     $ 28,746
Buildings and improvements..................................       34,184
Lift equipment..............................................       32,998
Other machinery and equipment...............................       29,008
Construction in progress....................................        7,491
                                                                 --------
                                                                  132,427
Less accumulated depreciation...............................        9,273
                                                                 --------
                                                                 $123,154
                                                                 ========

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following at October 31, 1997:

                                                              (IN THOUSANDS)
Accounts payable............................................     $ 7,618
Accrued compensation and benefits...........................       1,575
Taxes other than income.....................................         545
Unearned income and deposits................................       3,341
Interest....................................................       2,027
Other.......................................................       2,026
                                                                 -------
                                                                 $17,132
                                                                 =======

5. FINANCING ARRANGEMENTS

SENIOR CREDIT FACILITY

     The following is a summary of certain provisions of the amended and restated Credit Agreement (the Senior Credit Facility) dated as of March 18, 1997 and amended on various dates, among Booth Creek, its subsidiaries, the financial institutions party thereto and BankBoston, N.A., as administrative agent (Agent).

          General -- The Senior Credit Facility provides for borrowing availability of up to $20 million. The Company is required to repay all borrowings under the Senior Credit Facility on or before March 1 of each year and have no outstanding indebtedness thereunder during the two months thereafter. Borrowings under the Senior Credit Facility are collectively referred to herein as the Loans. Total borrowings outstanding under the Senior Credit Facility at October 31, 1997 were $15 million.

          Interest -- For purposes of calculating interest, the Loans can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) a margin of between 0% and .5%, depending on the level of consolidated EBITDA of the Company and its subsidiaries (as determined pursuant to the Senior Credit Facility), plus (b) the higher of (i) the Agents base rate or (ii) the federal funds rate plus .5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of between 2% and 3%, depending on the level of consolidated EBITDA. The Senior Credit Facility also requires a commitment fee of .5% based on the unused borrowing base. As of October 31, 1997, the borrowings outstanding bear interest at 9% pursuant to the Base Rate Loans option.

                         BOOTH CREEK SKI HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. FINANCING ARRANGEMENTS -- (CONTINUED)
          Repayment -- Subject to the provisions of the Senior Credit Facility, the Company may, from time to time, borrow, repay and reborrow under the Senior Credit Facility. The entire unpaid balance under the Senior Credit Facility is due and payable on March 18, 1999.

          Security -- Borrowings under the Senior Credit Facility are secured by
     (i) a pledge of the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creeks principal subsidiaries and (ii) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries (excluding the Real Estate LLC).

          Covenants -- The Senior Credit Facility contains financial covenants relating to the maintenance of (i) ratios of (a) financing debt to consolidated cash flow, (b) adjusted consolidated cash flow to consolidated debt service and (c) consolidated cash flow to consolidated interest expense, (ii) consolidated net worth, and (iii) consolidated cash flow. The Senior Credit Facility also contains restrictive covenants pertaining to the management and operation of Booth Creek and its subsidiaries. The covenants include, among others, significant limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, capital expenditures, asset sales, leases, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates, optional payments and modification of debt instruments and issuances of stock.

LONG-TERM DEBT

     Long-term debt consists of the following instruments at October 31, 1997, which are described below:

                                                              (IN THOUSANDS)
Senior Notes................................................     $116,000
ASC Seller Note.............................................        2,500
Other debt..................................................        2,827
                                                                 --------
                                                                  121,327
Less current portion........................................          947
                                                                 --------
                                                                 $120,380
                                                                 ========

     Senior Notes

     On March 18, 1997, the Company consummated an offering (the Offering) of $110 million in senior debt securities (the Senior Notes). An additional $6 million aggregate principal amount of Senior Notes were sold by the Company on April 25, 1997. The proceeds of the Offering, along with $6.5 million in additional equity contributions of Parent and available cash on hand, were used to i) repay $90 million in bridge notes bearing interest at approximately 11%,
ii) repay the $9.8 million Snoqualmie Seller Note bearing interest at 5% per annum and certain other debt assumed in connection with the Summit acquisition,
iii) repay obligations relating to a $10 million intercompany note payable to Parent, iv) acquire Grand Targhee and repay certain debt assumed in connection therewith, and v) pay certain fees and expenses associated with the Offering and the Senior Credit Facility. Existing deferred financing costs at March 18, 1997 of $2,664,000 relating principally to the bridge notes repaid, were charged off in connection with the early extinguishment of debt, and have been reflected as an extraordinary item in the accompanying statement of operations.

     The Senior Notes mature on March 15, 2007, and bear interest at 12.5% payable semiannually on each March 15 and September 15. The Senior Notes are unconditionally guaranteed, on an unsecured senior basis, as to the payment of principal, premium, if any, and interest, jointly and severally (the Guarantees), by all Restricted Subsidiaries of the Company having either assets or shareholders equity in excess of $20,000 (the

                         BOOTH CREEK SKI HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. FINANCING ARRANGEMENTS -- (CONTINUED)
Guarantors). All of the Company's direct and indirect subsidiaries are Restricted Subsidiaries, except the Real Estate LLC. Each Guarantee is effectively subordinated to all secured indebtedness of such Guarantor. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company. The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and the Guarantors, including indebtedness under the Senior Credit Facility. In addition, the Senior Notes are structurally subordinated to any indebtedness of the Company's subsidiaries that are not Guarantors. The indenture for the Senior Notes (the Indenture) contains covenants for the benefit of the holders of the Senior Notes that, among other things, restrict the ability of the Company and any Restricted Subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends and make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments;
(v) repurchase stock; (vi) create liens; (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions, (ix) create dividend or other payment restrictions affecting Restricted Subsidiaries; (x) merge or consolidate the Company or any Guarantors; and (xi) transfer and sell assets.

     The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. Booth Creek is a holding company and has no operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the assets, equity, income and cash flow of the Real Estate LLC, Booth Creeks only non-guarantor subsidiary described in Note 2, are inconsequential and the common stock of the Real Estate LLC is entirely owned by Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or non-guarantor subsidiary because management has determined that such information is not material to investors.

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

     ASC Seller Note

     As part of the purchase price for the acquisitions of Waterville Valley and Mt. Cranmore, Booth Creek Ski Acquisition Corp., a wholly-owned subsidiary of Booth Creek, and Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc., wholly-owned subsidiaries of Booth Creek Ski Acquisition Corp. and the respective owners of the assets of the Waterville Valley and Mt. Cranmore resorts, jointly and severally issued a promissory note to American Skiing Company in the aggregate principal amount of $2.75 million, of which $2.5 million was outstanding at October 31, 1997. The ASC Seller Note requires annual principal payments at an initial level of $100,000 per year beginning January 31, 1998 and increasing to $350,000 by January 31, 2003, with the remaining principal balance of $1,150,000 due on June 30, 2004. The ASC Seller Note bears interest at 12% per annum payable semi-annually on each June 30 and December 31.

     Other Debt

     Other debt of $2,827,000 at October 31, 1997 consists of various capital lease obligations, notes payables and improvement bond obligations.

     During the year ended October 31, 1997, the Company paid cash for interest costs of $11,243,000.

                         BOOTH CREEK SKI HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases certain machinery, equipment and facilities under operating leases. Aggregate future minimum lease payments as of October 31, 1997 are as follows:

                            YEAR
                           ENDING
                         OCTOBER 31
                         ----------                             (IN THOUSANDS)
1998........................................................        $2,036
1999........................................................         1,201
2000........................................................           429
2001........................................................           326
2002........................................................           162
Thereafter..................................................           425
                                                                    ------
                                                                    $4,579
                                                                    ======

     Total rent expense for all operating leases amounted to $2,882,000 for the year ended October 31, 1997.

     In addition, the Company leases property from the U.S. Forest Service under Special Use Permits for all or certain portions of the operations of Sierra, Bear Mountain, Waterville Valley, the Summit and Grand Targhee. These leases are effective through 2008, 2020, 2034, 2032 and 2034, respectively. Lease payments are based on a percentage of revenues, and were $665,000 for the year ended October 31, 1997.

OTHER COMMITMENTS

     Commitments for future capital expenditures through 1999 totaled approximately $3.5 million at October 31, 1997.

     In September 1997, the Company acquired a two year land purchase option for $500,000. The land purchase option permits the Company to acquire certain land for additional consideration of approximately $3.2 million. If the land purchase option is not exercised due to certain events, $250,000 of the option price is refundable.

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

                         BOOTH CREEK SKI HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. INCOME TAXES

     The income tax benefit (provision) for the year ended October 31, 1997 consists of the following:

                                                                (IN THOUSANDS)
Current:
  Federal...................................................        $  200
  State.....................................................           (20)
                                                                    ------
                                                                       180
                                                                    ------
Deferred:
  Federal...................................................         1,442
  State.....................................................           106
                                                                    ------
                                                                     1,548
                                                                    ------
                                                                    $1,728
                                                                    ======

     The difference between the statutory federal income tax rate and the effective tax rate for the year ended October 31, 1997 is attributable to the following:

                                                                (IN THOUSANDS)
Tax benefit computed at federal statutory rate of 35% of
  pre-tax loss..............................................       $ 5,575
Change in valuation allowance...............................        (3,691)
Other, net..................................................          (156)
                                                                   -------
                                                                   $ 1,728
                                                                   =======

     As all of the income tax benefit for the year ended October 31, 1997 was attributable to the losses from continuing operations, none of the benefit was allocated to the extraordinary loss on early retirement of debt (Note 5). Accordingly, the extraordinary loss increased the Company's net operating losses by $2,664,000 and the valuation allowance by $972,000. At October 31, 1997, the Company has a net operating loss carryforward of approximately $16 million for federal income tax reporting purposes, which expires in 2012.

     Significant components of the Company's deferred tax assets and liabilities as of October 31, 1997 are as follows:

                                                                (IN THOUSANDS)
Deferred tax assets:
  Accruals and reserves.....................................       $   754
  Alternative minimum tax credit carryforwards..............           130
  Net operating loss carryforwards..........................         5,909
                                                                   -------
     Total deferred tax assets..............................         6,793
Deferred tax liabilities:
  Property and equipment....................................        (2,000)
                                                                   -------
  Total deferred tax liabilities............................        (2,000)
                                                                   -------
Net deferred tax assets.....................................         4,793
Valuation allowance.........................................        (4,793)
                                                                   -------
Net deferred tax assets reflected in the accompanying
  consolidated balance sheet................................       $    --
                                                                   =======

     Based on preliminary purchase price allocations for the Company's acquisitions of the resorts as described in Note 2, deferred tax liabilities of approximately $4.4 million were recorded in the opening balance sheets.

                         BOOTH CREEK SKI HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. INCOME TAXES -- (CONTINUED)
This resulted in an expected income tax benefit rate of approximately 25%, which was used by the Company in preparing its financial statements through the third quarter of 1997. Final purchase allocations, primarily for the Summit acquisition, resulted in less value being assigned to fixed assets, more to goodwill and a corresponding reduction in the original deferred tax liabilities. Accordingly, the actual income tax benefit rate for the year ended October 31, 1997 was 10.8%, and was adjusted for in the fourth quarter on a catch-up basis as a change in estimate.

8.  MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

     Booth Creek, Inc. (the "Management Company") provides management services to Booth Creek, the Parent and Booth Creek's subsidiaries pursuant to the Management Agreement dated November 27, 1996 (the "Management Agreement") between Booth Creek and the Management Company. The Management Company provides Booth Creek, the Parent and Booth Creeks subsidiaries with financial advice with respect to, among other matters, cash management, accounting and data processing systems and procedures, budgeting, equipment purchases, business forecasts, treasury functions and investor relations. The Management Company also provides general supervision and management advice concerning tax, legal and corporate finance matters, administration and operation, personnel matters, business insurance and the employment of consultants, contractors and agents. Under the terms of the Management Agreement, the Company provides customary indemnification, reimburses certain costs and pays the Management Company an annual management fee of $350,000 plus an operating bonus, not to exceed $400,000, equal to 2.5% of the excess of consolidated EBITDA (as defined in the Indenture) for such year over $25 million. The obligation of the Company to make payments under the Management Agreement is subject to restrictions under the Indenture and the Senior Credit Facility. Management fees during the year ended October 31, 1997 were $350,000.

     Since the formation of the Company, the Management Company and certain of its affiliates have made advances and deposits of approximately $1,400,000 through October 31, 1997, and have incurred expenses of approximately $1,000,000 through October 31, 1997, in connection with certain of the acquisitions. All of these costs were later reimbursed by the Company pursuant to the Management Agreement.

     At October 31, 1997, the Company had a receivable of $331,000 from Parent, which is included in other current assets in the accompanying consolidated balance sheet.

9. EMPLOYEE BENEFIT PLAN

     The Company maintains a defined contribution retirement plan (the Plan), qualified under Section 401 (k) of the Internal Revenue Code, for certain eligible employees. Pursuant to the Plan, eligible employees may contribute a portion of their compensation, subject to a maximum amount per year as specified by law. The Company provides a matching contribution based on specified percentages of amounts contributed by participants. The Company's contribution expense for the year ended October 31, 1997 was $215,000.

                         REPORT OF INDEPENDENT AUDITORS

Fibreboard Corporation

     We have audited the accompanying combined balance sheet of The Resort Group of Fibreboard Corporation (wholly-owned subsidiaries of Fibreboard Corporation) as of December 2, 1996, and the related combined statements of operations and cash flows for the period from November 1, 1996 to December 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Resort Group of Fibreboard Corporation at December 2, 1996, and the results of its operations and its cash flows for the period from November 1, 1996 to December 2, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Milwaukee, Wisconsin
September 30, 1997

                   THE RESORT GROUP OF FIBREBOARD CORPORATION
             (WHOLLY-OWNED SUBSIDIARIES OF FIBREBOARD CORPORATION)

                             COMBINED BALANCE SHEET
                                DECEMBER 2, 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,232
  Accounts receivable, net of allowance for doubtful
     accounts of $10........................................      661
  Current portion of notes receivable.......................      343
  Inventories...............................................    2,910
  Prepaid expenses..........................................      987
  Current portion of real estate held for resale............    1,554
                                                              -------
Total current assets........................................    8,687
Property and equipment:
  Land and improvements.....................................   26,491
  Buildings.................................................   15,479
  Machinery and equipment...................................   44,838
  Construction in progress..................................    3,557
                                                              -------
                                                               90,365
  Less accumulated depreciation.............................   26,461
                                                              -------
  Property and equipment, net...............................   63,904
Timber rights, net of accumulated depletion of $16..........    1,484
Notes receivable, net of current portion....................    1,260
Real estate held for resale, net of current portion.........      726
Other assets................................................    1,258
                                                              -------
Total assets................................................  $77,319
                                                              =======
LIABILITIES AND NET ASSETS
Current liabilities:
  Accounts payable and accrued liabilities..................  $12,962
  Intercompany payable to Fibreboard Corporation............   39,829
                                                              -------
Total current liabilities...................................   52,791
Commitments and contingencies (Notes 8 and 9)
Net assets..................................................   24,528
                                                              -------
Total liabilities and net assets............................  $77,319
                                                              =======

                            See accompanying notes.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION
             (WHOLLY-OWNED SUBSIDIARIES OF FIBREBOARD CORPORATION)

                        COMBINED STATEMENT OF OPERATIONS
            FOR THE PERIOD FROM NOVEMBER 1, 1996 TO DECEMBER 2, 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

Revenue:
  Resort operations.........................................    $ 1,395
  Real estate and other.....................................        304
                                                                -------
Total revenue...............................................      1,699
Cost of sales:
  Resort operations.........................................      2,890
  Real estate and other.....................................        161
                                                                -------
Total cost of sales.........................................      3,051
                                                                -------
Gross margin................................................     (1,352)
Sales, general and administrative expense...................      1,766
Management fee..............................................         70
                                                                -------
Operating loss..............................................     (3,188)
Interest expense............................................         (3)
Interest and other income...................................         14
Intercompany interest expense, net..........................       (217)
                                                                -------
Loss before income taxes....................................     (3,394)
Income tax benefit..........................................      1,358
                                                                -------
Net loss....................................................    $(2,036)
                                                                =======

                            See accompanying notes.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION
             (WHOLLY-OWNED SUBSIDIARIES OF FIBREBOARD CORPORATION)

                        COMBINED STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM NOVEMBER 1, 1996 TO DECEMBER 2, 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

Cash flows from operating activities:
  Net loss..................................................  $(2,036)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................        6
     Noncash cost of real estate sales......................      133
     Net changes in operating assets and liabilities:
       Accounts receivable..................................      138
       Inventories..........................................     (804)
       Prepaid expenses.....................................     (306)
       Accounts payable and accrued liabilities.............    8,638
                                                              -------
  Net cash provided by operating activities.................    5,769
Cash flows from investing activities:
  Purchase of other assets..................................     (488)
  Capital expenditures -- property and equipment............   (5,587)
  Development expenditures -- real estate held for resale...     (191)
  Principal payments received on notes receivable...........      115
                                                              -------
  Net cash used in investing activities.....................   (6,151)
Cash flows from financing activities:
  Increase in intercompany payable to Fibreboard
     Corporation............................................    1,115
                                                              -------
  Net cash provided by financing activities.................    1,115
                                                              -------
  Net increase in cash and cash equivalents.................      733
  Cash and cash equivalents, beginning of period............    1,499
                                                              -------
  Cash and cash equivalents, end of period..................  $ 2,232
                                                              =======
  Supplemental cash flow information:
     Cash paid for interest to third parties................  $    53
                                                              =======
  Noncash investing and financing activities:
     Exchange of old lift for new lift......................  $ 2,000
                                                              =======

                            See accompanying notes.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION
             (WHOLLY-OWNED SUBSIDIARIES OF FIBREBOARD CORPORATION)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 2, 1996

1. ORGANIZATION

BASIS OF PRESENTATION

     The Resort Group of Fibreboard Corporation (the "Resort Group") includes the following wholly-owned subsidiaries of Fibreboard Corporation, a Delaware corporation ("Fibreboard"): Trimont Land Company, d.b.a., Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe, Inc. ("Sierra"), and Bear Mountain, Inc. ("Bear").

BUSINESS

     Northstar is a year-round destination resort including ski and golf facilities. Northstar also has real estate operations. Sierra is a day ski area. Both Northstar and Sierra are located near Lake Tahoe, California. Bear is a day ski area located approximately two hours from Los Angeles, California.

     Operations are highly seasonal at all locations with the majority of revenues realized during the ski season from late November through early April. The length of the ski season and the profitability of operations are significantly impacted by weather conditions. Although Northstar and Bear have snowmaking capacity to mitigate some of the effects of adverse weather conditions, abnormally warm weather or lack of adequate snowfall can materially affect revenues. Sierra lacks significant snowmaking capability but generally benefits from higher annual snowfall.

     Other operational risks and uncertainties that face the Resort Group include competitive pressures affecting the number of skier visits and ticket prices; the success of marketing efforts to maintain and increase skier visits; the possibility of equipment failure; and continued access to water supplies for snowmaking.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     The Resort Group participates in Fibreboard's centralized cash management system to minimize the amount of cash on deposit with banks and to maximize interest income. Cash includes cash on hand or in banks available for immediate disbursal. The Resort Group considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     Included in cash at December 2, 1996 is restricted cash of $526,000 relating to advance deposits and rental fees due to property owners for lodging and property rentals.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories at December 2, 1996 are as follows (in thousands):

Retail products.............................................    $1,732
Supplies....................................................     1,003
Food and beverage...........................................       175
                                                                ------
Total inventories...........................................    $2,910
                                                                ======

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided on the straight-line method based upon the estimated service lives of the property, ranging from 3 to 20 years. The Resort Group recognizes

                   THE RESORT GROUP OF FIBREBOARD CORPORATION
             (WHOLLY-OWNED SUBSIDIARIES OF FIBREBOARD CORPORATION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

depreciation expense on substantially all resort related assets over the operating ski season, which is presumed to be the months of December through March. Accordingly, depreciation expense of approximately $6,000 was recorded in the period from November 1, 1996 to December 2, 1996 and is not reflective of the Resort Group's annual depreciation charges.

     The Resort Group capitalizes interest on borrowed funds during construction periods. Capitalized interest is amortized over the lives of the related assets. Interest capitalized for the period from November 1, 1996 to December 2, 1996 was $80,000.

ADVERTISING COSTS

     The cost of advertising is expensed when the advertisement is released. The cost of professional services for advertising, sales campaigns, promotions, and public relations is expensed when the services are rendered. The cost of brochures is expensed over the ski season. Advertising expenses were approximately $259,000 for the period from November 1, 1996 to December 2, 1996.

INCOME TAXES

     The Resort Group accounts for income taxes under the liability method. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Deferred taxes primarily consist of the basis differences associated with property and equipment and certain liabilities as of December 2, 1996.

     The Resort Group is included in the federal and state consolidated tax returns of Fibreboard. The Resort Group computes its tax liability as if it had filed a separate tax return and accrues such amount to Fibreboard. Accordingly, all current and deferred tax balances, which are provided for in total at the statutory rate, are included in the intercompany payable to Fibreboard Corporation.

     The following table summarizes the differences between the statutory federal and the effective rate at December 2, 1996 (in thousands):

Income taxes at statutory federal rate......................  $1,188
State taxes, net of federal tax benefit.....................     170
                                                              ------
Income tax benefit..........................................  $1,358
                                                              ======

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. REAL ESTATE OPERATIONS

     Revenues and profits on real estate sales at Northstar are recognized using the full accrual method at the point that the Resort Group's receivables from land sales are deemed collectible and the Resort Group has no significant remaining obligations for construction or development. If such conditions are not met, the recognition of all or part of the revenues and profit is postponed.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION
             (WHOLLY-OWNED SUBSIDIARIES OF FIBREBOARD CORPORATION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

3. REAL ESTATE OPERATIONS -- (CONTINUED)
     Real estate held for resale includes the initial development expenditures (e.g., roads, sewage systems, engineering fees, and capitalized interest) for a new residential development at Northstar. The costs have been allocated to the individual lots based on the development phase in which the lot is located. The current portion of these costs relates to lots which the Resort Group expects to sell within one year. These costs are recognized as noncash cost of real estate sales upon the sale of the lot.

     Notes receivable relate to these real estate sales and equipment sales and consist of the following as of December 2, 1996 (in thousands):

Secured notes receivable bearing interest at 9% to 10.5%;
  payments of interest and principal are due monthly and the notes mature between 1997 and 2011........................  $1,469
Notes receivable for sale of equipment; payable in full in
  April 1997................................................     134
                                                              ------
                                                               1,603
Less current portion........................................     343
                                                              ------
Long-term notes receivable..................................  $1,260
                                                              ======

     Future maturities of these notes are as follows (in thousands):

1996 (one month)............................................    $    5
1997........................................................       343
1998........................................................       782
1999........................................................        26
2000........................................................        28
2001........................................................        30
Thereafter..................................................       389
                                                                ------
                                                                $1,603
                                                                ======

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following at December 2, 1996 (in thousands):

Accounts payable............................................    $ 8,585
Unearned income.............................................      2,020
Payroll related.............................................      1,501
Taxes other than income.....................................        622
Other.......................................................        234
                                                                -------
                                                                $12,962
                                                                =======

     Unearned income relates primarily to season ski passes, coupon and ticket voucher sales and customer deposits. Revenue from season passes is recognized ratably over the ski season.

5. EMPLOYEE BENEFIT PLANS

     The Resort Group's employees are eligible to participate in a 401(k) plan sponsored by Fibreboard. The Resort Group contributed $35,000 as a result of these plans in the period from November 1, 1996 to December 2, 1996. Certain current and former Resort Group employees have vested benefits in Fibreboard's

                   THE RESORT GROUP OF FIBREBOARD CORPORATION
             (WHOLLY-OWNED SUBSIDIARIES OF FIBREBOARD CORPORATION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

5. EMPLOYEE BENEFIT PLANS -- (CONTINUED)

defined benefit pension plan, which was frozen in 1993. All pension liabilities and expenses are funded directly by Fibreboard.

6. CREDIT FACILITY

     The Resort Group has a reducing revolving credit facility which provided for maximum borrowing of $34,043,940 at December 2, 1996. At December 2, 1996, no amounts were outstanding under the credit facility, which was subsequently terminated as a result of the sale of the Resort Group (Note 10).

7. INTERCOMPANY TRANSACTIONS

     The Resort Group is charged a management fee by Fibreboard based on services rendered by Fibreboard for the benefit of the Resort Group. These services primarily relate to legal, accounting, cash management, human resources, tax consultation and filings, management information systems (MIS), and overall corporate strategy and direction. The fee for the above services and others is based on a percentage of income, headcount, and estimated time spent by the legal and MIS staff on the Group's behalf. This fee was $70,000 for the period from November 1, 1996 to December 2, 1996.

     The Resort Group was charged interest of approximately $297,000, including $80,000 which was capitalized by the Resort Group (Note 2), by Fibreboard for the period from November 1, 1996 to December 2, 1996, based on outstanding intercompany amounts.

     All of the above transactions are accounted for through the intercompany payable to Fibreboard Corporation account, which totaled $39,829,335 at December 2, 1996. In addition, all excess cash is remitted to and checks are covered by Fibreboard. Allocations for payroll and related taxes, workers' compensation and income taxes are also accounted for through this account.

8. LITIGATION

     The nature of the ski industry includes the risk of skier injuries. The Resort Group is involved in a number of claims arising from its operations. Generally, the Resort Group has insurance to cover potential claims; in some cases the amounts of the claims may be substantial.

     Management, in consultation with legal counsel, believes resolution of these claims will not have a material adverse impact on the Resort Group's combined financial condition or results of operations.

9. COMMITMENTS

     The Resort Group leases certain machinery and equipment under operating leases. Remaining minimum lease payments for the balance of 1996 and the calendar years following are as follows (in thousands):

1996 (one month)............................................  $  154
1997........................................................     973
1998........................................................     504
1999........................................................     224
2000........................................................      84
                                                              ------
                                                              $1,939
                                                              ======

                   THE RESORT GROUP OF FIBREBOARD CORPORATION
             (WHOLLY-OWNED SUBSIDIARIES OF FIBREBOARD CORPORATION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

9. COMMITMENTS -- (CONTINUED)

     In addition, the Resort Group leases property from the U.S. Forest Service for Sierra and Bear. These leases are effective through 2008 and 2020, respectively. Lease payments are based on a percentage of revenues. Total rent expense for all operating leases amounted to $103,000 for the period from November 1, 1996 to December 2, 1996.

10. SUBSEQUENT EVENT

     On December 3, 1996, Booth Creek Ski Holdings, Inc. purchased from Fibreboard all of the issued and outstanding capital stock of the companies comprising the Resort Group. The aggregate purchase price was $121.5 million in cash, before giving effect to normal working capital adjustments for current assets acquired and current liabilities assumed.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fibreboard Corporation and Mr. George N. Gillett, Jr.:

     We have audited the accompanying combined balance sheets of The Resort Group of Fibreboard Corporation (wholly-owned subsidiaries of Fibreboard Corporation, a Delaware corporation) as of October 31, 1996, December 31, 1995, and 1994, and the related combined statements of income, and cash flows for the ten months ended October 31, 1996, and each of the three years ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of The Resort Group of Fibreboard Corporation as of October 31, 1996, December 31, 1995, and 1994, and the results of its operations and its cash flows for the ten months ended October 31, 1996, and each of the three years ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
November 22, 1996

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

                            COMBINED BALANCE SHEETS
              AS OF OCTOBER 31, 1996, DECEMBER 31, 1995, AND 1994
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                OCTOBER 31,    --------------------
                                                                   1996          1995        1994
                                                                -----------      ----        ----
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $  1,499      $  7,821    $  3,319
  Accounts receivable, net of allowance for doubtful
     accounts of $10, $12, and $11, respectively............          799           853         537
  Current portion of notes receivable.......................          350            78          24
  Inventories...............................................        2,106         3,267       1,468
  Prepaid expenses..........................................          681           545         502
  Current portion of real estate held for resale............        1,416         1,105         208
                                                                 --------      --------    --------
     Total current assets...................................        6,851        13,669       6,058
                                                                 --------      --------    --------
Property and equipment, at cost:
  Land and improvements.....................................       26,500        26,500      12,469
  Buildings.................................................       15,309        14,914      10,907
  Machinery and equipment...................................       38,415        38,923      31,820
  Construction in progress..................................        5,384            --          --
                                                                 --------      --------    --------
                                                                   85,608        80,337      55,196
  Less: Accumulated depreciation............................      (27,285)      (23,261)    (19,447)
                                                                 --------      --------    --------
     Net property and equipment.............................       58,323        57,076      35,749
Timber rights, net of accumulated depletion of $16..........        1,484            --          --
Notes receivable, net of current portion....................        1,368           752         554
Real estate held for resale, net of current portion.........          806         1,162         303
Other assets................................................          770           657         401
                                                                 --------      --------    --------
     Total assets...........................................     $ 69,602      $ 73,316    $ 43,065
                                                                 ========      ========    ========
                 LIABILITIES AND NET ASSETS
Current liabilities:
  Current portion of long-term debt.........................     $     --      $     --    $  1,000
  Accounts payable and accrued liabilities..................        4,323         8,156       7,391
  Intercompany payable to Fibreboard Corporation............       38,715        41,493       4,222
                                                                 --------      --------    --------
     Total current liabilities..............................       43,038        49,649      12,613
Long-term debt..............................................           --            --      10,200
Other long-term liabilities.................................           --            --         500
                                                                 --------      --------    --------
     Total liabilities......................................       43,038        49,649      23,313
Commitments (Note 11)
  Net assets................................................       26,564        23,667      19,752
                                                                 --------      --------    --------
  Total liabilities and net assets..........................     $ 69,602      $ 73,316    $ 43,065
                                                                 ========      ========    ========

   The accompanying notes are an integral part of these financial statements.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS
             FOR THE TEN MONTHS ENDED OCTOBER 31, 1996 AND 1995 AND
               THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                 DECEMBER 31,
                                              OCTOBER 31,   OCTOBER 31,   ---------------------------
                                                 1996          1995        1995      1994      1993
                                              -----------   -----------    ----      ----      ----
                                                            (UNAUDITED)
Revenue:
  Resort....................................    $36,829       $32,072     $39,823   $40,810   $25,528
  Real estate...............................      3,595         4,659       5,028       610        --
  Timber....................................        693            --         185        --        --
                                                -------       -------     -------   -------   -------
       Total revenue........................     41,117        36,731      45,036    41,420    25,528
                                                -------       -------     -------   -------   -------
Cost of Sales:
  Resort....................................     26,950        21,536      28,569    26,920    18,117
  Real estate (including $1,461, $1,488,
     $1,618, $0, and $0, respectively, of
     non-cash cost of sales) (Note 3).......      1,739         1,780       1,928       280        --
  Timber....................................        403            --          61        --        --
                                                -------       -------     -------   -------   -------
       Total cost of sales..................     29,092        23,316      30,558    27,200    18,117
                                                -------       -------     -------   -------   -------
       Gross margin.........................     12,025        13,415      14,478    14,220     7,411
Sales, General, and Administrative
  Expense...................................      5,220         4,399       5,871     5,545     4,579
Management Fee (Note 8).....................        701           513       1,247       655       507
                                                -------       -------     -------   -------   -------
       Operating income.....................      6,104         8,503       7,360     8,020     2,325
Interest expense............................        100           418         439       741       326
Interest and other income...................       (350)          (84)       (106)      (75)     (140)
Intercompany interest expense, net..........      1,439            --         488        --        --
                                                -------       -------     -------   -------   -------
       Income before income taxes...........      4,915         8,169       6,539     7,354     2,139
Provision for Income Taxes..................      2,018         3,308       2,624     2,979       876
                                                -------       -------     -------   -------   -------
Net income..................................    $ 2,897       $ 4,861     $ 3,915   $ 4,375   $ 1,263
                                                =======       =======     =======   =======   =======

   The accompanying notes are an integral part of these financial statements.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS
             FOR THE TEN MONTHS ENDED OCTOBER 31, 1996 AND 1995 AND
               THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                     DECEMBER 31,
                                              OCTOBER 31,    OCTOBER 31,    -------------------------------
                                                 1996           1995          1995       1994        1993
                                              -----------    -----------      ----       ----        ----
                                                             (UNAUDITED)
Cash flows from operating activities:
  Net income..............................      $ 2,897       $  4,861      $  3,915    $ 4,375    $  1,263
  Adjustments to reconcile to cash
     provided by operating activities --
     Depreciation, amortization, and
       depletion..........................        4,354          2,989         4,024      3,449       2,514
     Non-cash cost of real estate sales
       (Note 3)...........................        1,461          1,488         1,618         --          --
     Gain on sale of assets...............         (147)           (20)         (342)      (326)         --
     Changes in assets and liabilities --
     Decrease (increase) in accounts
       receivable.........................           54            242          (286)      (107)       (161)
     Decrease (increase) in inventories...        1,161           (427)       (1,427)        (9)       (308)
     (Increase) decrease in prepaid
       expenses...........................         (136)          (116)           56        106        (479)
     (Increase) decrease in notes
       receivable.........................         (888)          (150)         (252)       116          66
     (Decrease) increase in accounts
       payable and accrued liabilities....       (3,833)        (1,361)          555      1,878       1,317
                                                -------       --------      --------    -------    --------
       Net cash provided by operating
          activities......................        4,923          7,506         7,861      9,482       4,212
                                                -------       --------      --------    -------    --------
Cash flows from investing activities:
  Non-cash assets of acquired
     operations...........................           --        (20,604)      (20,604)        --     (13,054)
  Proceeds from property and equipment
     sales................................          361             --            --         --          --
  Development expenditures -- real estate
     held for resale......................       (1,297)        (3,443)       (3,374)      (198)         --
  Capital expenditures -- property and
     equipment............................       (5,761)        (3,786)       (5,226)    (6,199)     (4,619)
  Capitalized interest....................         (157)            --            --         --        (183)
  Acquisition of timber rights............       (1,500)            --            --         --          --
  (Increase) decrease in other assets.....         (113)          (488)         (226)       110        (480)
                                                -------       --------      --------    -------    --------
       Net cash used by investing
          activities......................       (8,467)       (28,321)      (29,430)    (6,287)    (18,336)
                                                -------       --------      --------    -------    --------
Cash flows from financing activities:
  New borrowings..........................           --             --            --         --      15,000
  Repayment of long-term debt.............           --        (11,200)      (11,200)    (3,798)        (24)
  (Decrease) increase in intercompany
     payable to Fibreboard Corporation....       (2,778)        29,259        37,271      1,134      (5,949)
                                                -------       --------      --------    -------    --------
       Net cash (used) provided by
          financing activities............       (2,778)        18,059        26,071     (2,664)      9,027
                                                -------       --------      --------    -------    --------
Net increase (decrease) in cash and cash
  equivalents.............................       (6,322)        (2,756)        4,502        531      (5,097)
Cash and cash equivalents, beginning of
  year....................................        7,821          3,319         3,319      2,788       7,885
                                                -------       --------      --------    -------    --------
Cash and cash equivalents, end of year....      $ 1,499       $    563      $  7,821    $ 3,319    $  2,788
                                                =======       ========      ========    =======    ========
Supplemental cash flow information:
  Cash paid for interest to third
     parties..............................      $    55       $    590      $    590    $   810    $    186
                                                =======       ========      ========    =======    ========

   The accompanying notes are an integral part of these financial statements.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

1. ORGANIZATION

BASIS OF PRESENTATION

     The Resort Group of Fibreboard Corporation (the Group) includes the following wholly-owned subsidiaries of Fibreboard Corporation, a Delaware corporation (Fibreboard): Trimont Land Company, d.b.a. Northstar-at-Tahoe (Northstar), Sierra-at-Tahoe, Inc. (Sierra), and Bear Mountain, Inc. (Bear), from the date of acquisition by Fibreboard.

     Although for presentation purposes the Group's fiscal years and months are on a calendar basis, these fiscal periods actually end on the last Saturday of the period. Fiscal year 1995 and 1993 each contained 52 weeks; fiscal year 1994 contained 53 weeks. The impact of the additional week in 1994 resulted in increased revenue and income as the additional week was a peak holiday week.

BUSINESS

     Northstar is a year-round destination resort including ski and golf facilities. Northstar also has real estate operations. Sierra is a day ski area. Both Northstar and Sierra are located near Lake Tahoe, California. Bear is a day ski area located approximately two hours from Los Angeles, California.

     Operations are highly seasonal at all locations with more than 75% of revenues realized during the ski season from late November through early April. The length of the ski season and the profitability of operations are impacted by weather. Although Northstar and Bear have snowmaking capacity to mitigate some of the effects of adverse weather conditions, abnormally warm weather or lack of adequate snowfall can materially affect revenues. Sierra lacks significant snowmaking capability but generally benefits from higher annual snowfall. Depending on the weather and other factors, annual skier visits have varied from 300,000 to 500,000 at Northstar, 230,000 to 350,000 at Sierra and 230,000 to
360,000 at Bear over the last decade.

     In 1993 and 1994, Northstar's real estate activities consisted primarily of property management services for the homeowners at the resort. Beginning in 1995, the Group began also developing and selling residential lots.

     Other risks and uncertainties that face the resort group include competitive pressures affecting the number of skier visits and ticket prices; the success of marketing efforts to maintain and increase skier visits; the possibility of equipment failure; and continued access to water for snowmaking.

     On August 29, 1996, Fibreboard entered into a letter of intent to sell the assets of the Group to Booth Creek, Inc., for $121.5 million in cash. The transaction is expected to close in December 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     The Group participates in Fibreboard's centralized cash management system to minimize the amount of cash on deposit with banks and to maximize interest income. Cash includes cash on hand or in banks available for immediate disbursal. The Group considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out) or market. The components of inventories are as follows:

                                                                    DECEMBER 31,
                                                     OCTOBER 31,   ---------------
                                                        1996        1995     1994
                                                     -----------    ----     ----
Retail Products....................................    $1,186      $1,851   $  756
Supplies...........................................       805       1,141      424
Food and Beverage..................................       115         275      288
                                                       ------      ------   ------
     Total inventories.............................    $2,106      $3,267   $1,468
                                                       ======      ======   ======

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided on the straight-line method based upon the estimated service lives of the property, ranging from 3 to 20 years. Annual depreciation on most property and equipment is recognized from December 1 to March 31, consistent with the ski season. Therefore, the accompanying statement of operations for the ten month period ended October 31, 1996 includes 75% of annual depreciation. Depreciation expense for the ten month period ended October 31, 1996 and the years ended December 31, 1995, 1994, and 1993 was $4,338, $4,024, $3,449, and $2,514, respectively.

     The Group capitalizes interest on borrowed funds during construction periods. Capitalized interest is amortized over the lives of the related assets. Interest capitalized in the ten month period ended October 31, 1996 and the years ended December 31, 1995, 1994, and 1993 was $64, $0, $0, and $183,
respectively.

ADVERTISING COSTS

     The cost of advertising is expensed when the advertisement is released. The cost of professional services for advertising, sales campaigns, promotion, and public relations is expensed when the services are rendered. The cost of brochures is expensed over the ski season.

INCOME TAXES

     The Group accounts for income taxes according to the provisions of Statement of Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Deferred taxes primarily consist of the basis differences associated with property and equipment and certain liabilities as of October 31, 1996 and December 31, 1995 and 1994.

     The Group is included in the federal and state consolidated tax returns of Fibreboard. The Group computes its tax liability as if it had filed a separate tax return and accrues such amount to Fibreboard. Accordingly, all current and deferred taxes, which are provided for in total at the statutory rate, are included in the intercompany payable to Fibreboard Corporation.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     The following table summarizes the differences between the statutory federal and the effective rate:

                                                                  DECEMBER 31,
                                               OCTOBER 31,   ----------------------
                                                  1996        1995     1994    1993
                                               -----------    ----     ----    ----
Tax at statutory federal rate................    $1,721      $2,289   $2,574   $749
State taxes, net of federal tax benefit......       297         395      445    129
Other........................................        --         (60)     (40)    (2)
                                                 ------      ------   ------   ----
Tax provision................................    $2,018      $2,624   $2,979   $876
                                                 ======      ======   ======   ====

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's financial statements to be consistent with the current year presentation.

3. REAL ESTATE OPERATIONS:

     Revenues and profits on the sales of real estate at Northstar are recognized in accordance with SFAS No. 66, "Accounting for the Sales of Real Estate."

     Real estate held for resale includes the initial development expenditures (e.g., roads, sewage systems, engineering fees, and capitalized interest) for a new residential development at Northstar. The costs have been allocated to the individual lots based on the development phase in which the lot is located. The current portion of these costs relates to lots which the Group expects to sell within one year. These costs are recognized as non-cash cost of sales upon the sale of the lot.

     Effective January 1, 1996, the Group capitalized interest applicable to real estate development. In the ten months ended October 31, 1996, approximately $119 was capitalized. Of that amount, $26 was applicable to lots sold in 1996. Such amount is reflected in cost of sales in the accompanying statement of operations.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

3. REAL ESTATE OPERATIONS -- (CONTINUED)
     Notes receivable relate to these real estate sales and equipment sales and consist of the following as of October 31, 1996 and December 31, 1995 and 1994:

                                                                         DECEMBER 31,
                                                          OCTOBER 31,    ------------
                                                             1996        1995    1994
                                                          -----------    ----    ----
Secured notes receivable bearing interest at 7.75% to
  10.5%; payments of interest and principal are due
  monthly and the notes mature between 1997 and
  2011................................................      $1,584       $830    $578
Notes receivable for sale of equipment; payable in
  full in April 1997..................................         134         --      --
                                                            ------       ----    ----
                                                             1,718        830     578
Less: current portion.................................        (350)       (78)    (24)
                                                            ------       ----    ----
Long-term notes receivable............................      $1,368       $752    $554
                                                            ======       ====    ====

     Future maturities of these notes are as follows:

1996 (two months)...........................................    $   11
1997........................................................       454
1998........................................................       784
1999........................................................        29
2000........................................................        32
2001........................................................        34
Thereafter..................................................       374
                                                                ------
                                                                $1,718
                                                                ======

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                     DECEMBER 31,
                                                      OCTOBER 31,   ---------------
                                                         1996        1995     1994
                                                      -----------    ----     ----
Accounts payable....................................    $1,176      $3,396   $2,885
Payroll related.....................................     1,076       1,640    1,362
Taxes other than income.............................       945         647      541
Unearned income.....................................       880       2,177    2,153
Interest............................................        50           5      155
Other...............................................       196         291      295
                                                        ------      ------   ------
                                                        $4,323      $8,156   $7,391
                                                        ======      ======   ======

     Unearned income relates primarily to season ski passes and customer deposits. Revenue from season passes is recognized ratably over the ski season.

5. EMPLOYEE BENEFIT PLANS

     The Group's employees are eligible to participate in a 401(k) plan. The Group contributed $226, $288, $246, and $207 as a result of these plans in the ten month period ended October 31, 1996 and the years ended December 31, 1995, 1994, and 1993, respectively. Certain current and former group employees have vested

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

5. EMPLOYEE BENEFIT PLANS -- (CONTINUED)

benefits in Fibreboard's defined benefit plan which was frozen in 1993. All pension liabilities and expenses are funded directly by Fibreboard.

     Certain Group officers and key employees participate in the Fibreboard stock option, rights, and long-term equity incentive plans. Stock options are generally granted at the then market value of Fibreboard stock. If the option price is less than the market price, compensation expense is recognized over the vesting period. Compensation related to restricted stock awards, rights, and incentive compensation is recognized over the related term of the award.

6. CREDIT FACILITY

     The Group's long-term debt consisted of the following as of December 31, 1994:

                                                               1994
                                                               ----
Reducing revolving credit facility, interest at LIBOR plus
  1.0% to 1.375%, secured by the assets of the Group........  $ 6,700
Term loan, interest at prime plus 0.5%, secured by the
  assets of Northstar.......................................    4,500
                                                              -------
                                                               11,200
Less current portion........................................   (1,000)
                                                              -------
                                                              $10,200
                                                              =======

     The group has a reducing revolving credit facility which provides for maximum borrowings of $34,686. Maximum availability reduces to $28,657 on April 30, 1997, $22,628 on April 30, 1998, and $16,600 on April 30, 1999, with any remaining outstanding amounts due on May 31, 2000. Borrowings against the line are secured by all of the stock and assets of the Group. As of October 31, 1996, no amounts were borrowed against this facility. The Company pays a fee of 0.375% of the unused amount; such fees were $81, $85, $33, and $9 for the ten months ended October 31, 1996, and each of the years ended December 31, 1995, 1994, and 1993, respectively, and are included in interest expense. The amount of credit available to the Group is reduced by $1,207 of letters of credit outstanding as of October 31, 1996.

     The Group's loan agreements contain various financial covenants, the most restrictive of which impose limitations on dividends and other distributions and require the maintenance of minimum levels of net worth and certain coverage ratios. As of September 30, 1996, the most recent reporting date for the bank, the Group was not in compliance with certain covenants. The Group obtained a waiver from the bank and was therefore able to draw on the line of credit through the next reporting date for the bank, December 31, 1996. At that time, the compliance with covenants will again be reviewed.

7. ACQUISITIONS

SIERRA-AT-TAHOE

     In July 1993, the Group acquired the net assets of Sierra Ski Ranch for $13,054 in cash. The acquisition was accounted for as a purchase of assets. The ski area was subsequently renamed Sierra-at-Tahoe.

BEAR MOUNTAIN

     In October 1995, the Group acquired the net assets of Bear for $20,604 in cash. The acquisition was accounted for as a purchase of assets. The Group's acquisition of Bear was financed by a loan from Fibreboard,

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

7. ACQUISITIONS -- (CONTINUED)
which has been recorded at the Group level and is included in the intercompany payable balance as of October 31, 1996 and December 31, 1995.

     The table below presents the unaudited revenues and net income of the Group as if Sierra and Bear had been a member of the Group since January 1, 1994, and had been charged intercompany interest from that date.

                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1995      1994      1993
                                                      ----      ----      ----
Revenue:
  Resort...........................................  $48,304   $56,891   $44,302
  Real estate......................................    5,028       610        --
  Timber...........................................      185        --        --
                                                     -------   -------   -------
                                                      53,517    57,501    44,302
                                                     =======   =======   =======
Net Income.........................................  $ 3,672   $ 5,065   $ 1,737
                                                     =======   =======   =======

     The pro forma information does not purport to be indicative of results that actually would have occurred had the acquisitions been made on the dates indicated or of results which may occur in the future.

8. INTERCOMPANY TRANSACTIONS:

     The Group is charged a management fee by Fibreboard based on services rendered at Fibreboard for the benefit of the Group. These services primarily relate to legal, accounting, cash management, human resources, tax consultation and filings, management information systems (MIS), and overall corporate strategy and direction. The fee for the above services and others is based on a percentage of income, headcount, and estimated time spent by the legal and MIS staff on the Group's behalf.

     This fee was $701, $1,247, $655, and $507, for the ten month period ended October 31, 1996 and the years ended December 31, 1995, 1994, and 1993, respectively.

     The Group was charged interest of $1,622, including $183 which was capitalized by the Group (Notes 2 and 3), and $488 by Fibreboard for the ten months ended October 31, 1996, and for the year ended December 31, 1995, respectively, based on outstanding intercompany amounts.

     In 1996, Fibreboard transferred timber rights of $1.5 million to the Group.

     All of the above transactions are accounted for through the Intercompany payable to Fibreboard Corporation account. In addition, all excess cash is remitted to and checks are covered by Fibreboard. Allocations for payroll, taxes, workers' compensation and income taxes are also accounted for through this account. The most significant activity, which occurred during 1995, related to the acquisition of Bear

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

8. INTERCOMPANY TRANSACTIONS -- (CONTINUED)

Mountain ($20,604) which was funded by Fibreboard and the refinancing of separate Group debt ($11,200) by Fibreboard.

Intercompany payable to Fibreboard Corporation
  Balance, December 31, 1994................................  $ 4,222
  Bear Mountain Acquisition.................................   20,604
  Debt Refinancing..........................................   11,200
  Other, net................................................    5,467
                                                              -------
  Balance, December 31, 1995................................   41,493
  Other, net................................................   (2,778)
                                                              -------
  Balance, October 31, 1996.................................  $38,715
                                                              =======

9. LITIGATION:

     The nature of the ski industry includes the risk of skier injuries. Generally, the Group has insurance to cover potential claims; in some cases the amounts of the claims are very substantial. Also, a case involving a fatality in 1994 may subject the Group to punitive damages which are not included in the Group's insurance coverage. The Group is also involved in a number of other claims arising from its operations.

     Management, in consultation with legal counsel, believes resolution of these claims will not have a material adverse impact on its financial condition or results of operations.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

10. BUSINESS SEGMENTS

     The Company operates is three business segments -- resorts, real estate, and timber. Data by segment is as follows:

                                          OCTOBER 31,          DECEMBER 31,
                                          -----------   ---------------------------
                                             1996        1995      1994      1993
                                             ----        ----      ----      ----
Revenue:
  Resort................................    $36,829     $39,823   $40,810   $25,528
  Real estate...........................      3,595       5,028       610        --
  Timber................................        693         185        --        --
                                            -------     -------   -------   -------
                                             41,117      45,036    41,420    25,528
                                            =======     =======   =======   =======
Operating income:
  Resort................................      5,805       7,002     6,084     2,325
  Real estate...........................        116         116       116        --
  Timber................................         --          --        --        --
                                            -------     -------   -------   -------
                                              6,104       7,360     8,020     2,325
                                            =======     =======   =======   =======
Depreciation, amortization, and
  depletion:
  Resort................................      4,338       4,024     3,449     2,514
  Real estate...........................         --          --        --        --
  Timber................................         16          --        --        --
                                            -------     -------   -------   -------
                                              4,354       4,024     3,449     2,514
                                            =======     =======   =======   =======
Capital expenditures, exclusive of
  acquisitions:
  Resort................................      5,761       5,226     6,199     4,619
  Real estate...........................      1,297       3,374       198        --
  Timber................................      1,500          --        --        --
                                            -------     -------   -------   -------
                                              8,558       8,600     6,397     4,619
                                            =======     =======   =======   =======
Identifiable assets:
  Resorts...............................     58,323      57,076    35,749
  Real estate...........................      3,806       3,097     1,089
  Timber................................      1,484          --        --
  Corporate.............................      5,989      13,143     6,227
                                            -------     -------   -------
                                            $69,602     $73,316   $43,065
                                            =======     =======   =======

11. COMMITMENTS:

     The Group leases certain machinery and equipment under operating leases. Minimum lease payments for the remainder of 1996 and the next five years are as follows:

1996 (two months)...........................................    $  307
1997........................................................       973
1998........................................................       504
1999........................................................       224
2000........................................................        84
2001........................................................        --
                                                                ------
                                                                $2,092
                                                                ======

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

11. COMMITMENTS -- (CONTINUED)

     In addition, the Group leases property from the U.S. Forest Service for Sierra and Bear. These leases are effective through 2008 and 2020, respectively. Lease payments are based on a percentage of revenues. Total rent expense for all operating leases amounted to $1,842, $1,411, $1,216, and $550, in the ten months ended October 31, 1996 and the years ended December 31, 1995, 1994, and 1993, respectively.

     During 1996, the Group entered into a contract to replace certain lift equipment at Sierra. The total cost of the new equipment is approximately $8.4 million of which the Group will receive a vendor's credit for $2 million related to the equipment being replaced. As of October 31, 1996, the Group had incurred approximately $2.3 million toward this commitment.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Waterville Valley Ski Area Ltd.

     We have audited the accompanying balance sheets of Waterville Valley Ski Area Ltd. (the Company) as of November 26, 1996 and October 27, 1996, and the related statements of operations and accumulated deficit, and cash flows for the period from October 28, 1996 to November 26, 1996 and from July 1, 1996 to October 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waterville Valley Ski Area Ltd. as of November 26, 1996 and October 27, 1996, and the results of its operations and its cash flows for the period from October 28, 1996 to November 26, 1996 and from July 1, 1996 to October 27, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Boston, Massachusetts
September 30, 1997

                        WATERVILLE VALLEY SKI AREA LTD.

                                 BALANCE SHEETS

                                                              NOVEMBER 26,    OCTOBER 27,
                                                                  1996           1996
                                                              ------------    -----------
ASSETS
Current assets:
  Cash......................................................   $   173,974    $   116,115
  Accounts receivable, net of allowances of $43,811 at
     November 26, 1996 and $37,236 at October 27, 1996......       367,725        320,972
  Inventories...............................................       572,303        223,721
  Prepaid expenses and other current assets.................       223,594        217,044
                                                               -----------    -----------
Total current assets........................................     1,337,596        877,852
Property, plant and equipment, net..........................    13,125,977     13,066,931
Goodwill, net...............................................     1,267,232      1,272,650
                                                               -----------    -----------
Total assets................................................   $15,730,805    $15,217,433
                                                               ===========    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................   $   968,863    $   432,180
  Accrued expenses..........................................       835,614        878,581
  Advance ticket revenue....................................       520,879        454,946
  Due to affiliate..........................................       989,610        557,220
  Current portion of notes payable..........................        21,300         21,300
  Capital lease obligations.................................       106,256        106,256
                                                               -----------    -----------
Total current liabilities...................................     3,442,522      2,450,483
Notes payable, net of current portion.......................       150,235        150,754
Deferred income taxes.......................................       875,000        875,000
Stockholder's equity:
  Common stock, no par, 100 shares authorized, issued and
     outstanding............................................    12,940,000     12,940,000
  Accumulated deficit.......................................    (1,676,952)    (1,198,804)
                                                               -----------    -----------
Total stockholder's equity..................................    11,263,048     11,741,196
                                                               -----------    -----------
Total liabilities and stockholder's equity..................   $15,730,805    $15,217,433
                                                               ===========    ===========

                            See accompanying notes.

                        WATERVILLE VALLEY SKI AREA LTD.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                PERIOD FROM          PERIOD FROM
                                                              OCTOBER 28, 1996      JULY 1, 1996
                                                              TO NOVEMBER 26,      TO OCTOBER 27,
                                                                    1996                1996
                                                              ----------------     --------------
Revenue:
  Resort services...........................................    $    69,764          $   116,506
  Consumer products.........................................         95,941               76,693
  Rental and other income...................................         35,076              244,789
  Conference center.........................................        150,951              516,716
                                                                -----------          -----------
                                                                    351,732              954,704
Cost of sales:
  Resort services...........................................        115,044              238,470
  Consumer products.........................................        116,428              106,080
  Rental and other expenses.................................         91,971              243,639
  Conference center.........................................         82,291              344,559
                                                                -----------          -----------
                                                                    405,734              932,748
                                                                -----------          -----------
                                                                    (54,002)              21,956
Expenses:
  Selling, general and administrative.......................        183,969              735,320
  Utilities.................................................        124,696              216,090
  Depreciation and amortization.............................        102,981              329,350
                                                                -----------          -----------
                                                                    411,646            1,280,760
                                                                -----------          -----------
Loss from operations........................................       (465,648)          (1,258,804)
Interest expense............................................        (12,500)             (50,000)
                                                                -----------          -----------
Loss before income tax benefit..............................       (478,148)          (1,308,804)
Income tax benefit..........................................             --              110,000
                                                                -----------          -----------
Net loss....................................................       (478,148)          (1,198,804)
Accumulated deficit at beginning of period..................     (1,198,804)                  --
                                                                -----------          -----------
Accumulated deficit at end of period........................    $(1,676,952)         $(1,198,804)
                                                                ===========          ===========

                            See accompanying notes.

                        WATERVILLE VALLEY SKI AREA LTD.

                            STATEMENTS OF CASH FLOWS

                                                                PERIOD FROM          PERIOD FROM
                                                              OCTOBER 28, 1996      JULY 1, 1996
                                                              TO NOVEMBER 26,      TO OCTOBER 27,
                                                                    1996                1996
                                                              ----------------     --------------
Operating activities:
  Net loss..................................................     $(478,148)          $(1,198,804)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization........................       102,981               329,350
       Changes in operating assets and liabilities:
          Accounts receivable...............................       (46,753)               27,380
          Inventories.......................................      (348,582)               33,507
          Prepaid expenses and other current assets.........        (6,550)             (169,952)
          Accounts payable, accrued liabilities and advance
            revenue.........................................       559,649               900,507
                                                                 ---------           -----------
  Net cash used in operating activities.....................      (217,403)              (78,012)
Investing activity:
  Purchase of property, plant and equipment.................      (156,609)             (366,931)
                                                                 ---------           -----------
  Net cash used in investing activity.......................      (156,609)             (366,931)
Financing activities:
  Due to affiliate..........................................       432,390               407,314
  Principal payments on long-term debt......................          (519)               (5,379)
                                                                 ---------           -----------
  Net cash provided by financing activities.................       431,871               401,935
                                                                 ---------           -----------
  Net increase (decrease) in cash...........................        57,859               (43,008)
  Cash at beginning of period...............................       116,115               159,123
                                                                 ---------           -----------
  Cash at end of period.....................................     $ 173,974           $   116,115
                                                                 =========           ===========
  State income taxes paid...................................     $      --           $    15,000
                                                                 =========           ===========

                            See accompanying notes.

                        WATERVILLE VALLEY SKI AREA LTD.

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 26, 1996

1. BUSINESS ORGANIZATION

     Waterville Valley Ski Area Ltd. (the Company) is a wholly-owned subsidiary of S-K-I, which was acquired by American Skiing Company on June 30, 1996 (see
Note 3). The Company owns and operates the Waterville Valley ski resort and conference center located in Waterville Valley, New Hampshire. The Company also operates a year-round base camp adventure center offering mountain bikers, cross country skiers and hikers access to 100 kilometers of trails in the White Mountains National Forest.

     Due to the seasonality of the Company's business and the nature of its operations, which require a significant level of fixed operating costs, operating results may be significantly affected by the level of revenues, which depend on, among other things, weather conditions. The seasonality also has a significant effect on the Company's working capital requirements during the year since operating losses are generally incurred from May through November. To the extent that cash flows from operations are not sufficient to meet its working capital requirements, the Company has been dependent on borrowings from its affiliates, principally S-K-I. As discussed in Note 12, Booth Creek Ski Holdings, Inc. purchased the business and net assets of the Waterville Valley ski resort and conference center effective November 27, 1996 and has represented that it has the ability and intent to fund operations for the foreseeable future until the Company is able to support its own operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUES

     Revenues from the sale of lift tickets, operation of the Resort's ski schools and repair shop and base camp adventure center have been included in the statements of operations in the caption Resort Services. Revenues from restaurants and retail shop sales have been included in the caption Consumer Products. Revenues from ski, locker and real estate rentals have been included in the caption Rental and Other Income. Revenues from use of the Company's conference center have been included in the caption Conference Center.

     Revenue is recognized at the time services are provided or products are sold. Sales of season and advance lift tickets prior to the beginning of the skiing season (approximately November 1) are deferred and recognized in Resort Services during the ski season, which generally commences in November and extends through April 1.

INVENTORIES

     Inventories, which consist principally of food, beverage and retail merchandise, are valued at the lower of cost (first-in, first-out) or market.

INCOME TAXES

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The Company is a wholly-owned subsidiary of S-K-I, which files its federal tax return on a consolidated basis. However, the Company, for purposes of the accompanying financial statements, has recorded its tax benefit on a separate return basis.

                        WATERVILLE VALLEY SKI AREA LTD.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost with depreciation being computed ratably on a monthly basis using the straight-line method over the useful lives of the related assets:

Land and trail improvements.................................     20 years
Buildings and improvements..................................     20 years
Machinery, snow making and other equipment..................    3-6 years
Lifts and lines.............................................  10-20 years

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for impairment of long-lived assets based on Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," which provides criteria for the recognition and measurement of impairment loss associated with long-lived assets. This standard has had no material impact on the Company's financial position or results of operations.

GOODWILL

     Goodwill represents the excess of cost over the fair value of net assets of businesses acquired, which is amortized over 20 years. Accumulated amortization was $34,768 and $29,350 at November 26, 1996 and October 27, 1996, respectively.

                        WATERVILLE VALLEY SKI AREA LTD.

3. ACQUISITIONS

     On June 30, 1996, the capital stock of S-K-I was acquired by American Skiing Company, with S-K-I becoming the surviving company. The acquisition was accounted for under the purchase method of accounting. The allocated purchase price of the Company was as follows:

ASSETS
Current assets..............................................  $   812,000
Property, plant and equipment...............................   13,000,000
Goodwill....................................................    1,302,000
                                                              -----------
                                                               15,114,000
LIABILITIES
Current liabilities.........................................    1,143,000
Notes payable...............................................      156,000
Deferred income taxes.......................................      875,000
                                                              -----------
                                                                2,174,000
                                                              -----------
                                                              $12,940,000
                                                              ===========

4. INVENTORIES

     Inventories consist of the following:

                                                  NOVEMBER 26, 1996   OCTOBER 27, 1996
                                                  -----------------   ----------------
Retail merchandise..............................      $487,540            $192,241
Food and beverage...............................        84,763              31,480
                                                      --------            --------
                                                      $572,303            $223,721
                                                      ========            ========

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                  NOVEMBER 26, 1996   OCTOBER 27, 1996
                                                  -----------------   ----------------
Land............................................     $   610,000        $   610,000
Land and trail improvements.....................       2,151,878          2,151,878
Buildings and improvements......................       4,620,572          4,620,572
Machinery, snow making and other equipment......       3,654,018          3,654,018
Lifts and lines.................................       1,630,000          1,630,000
Construction in progress........................         857,072            700,463
                                                     -----------        -----------
                                                      13,523,540         13,366,931
Less accumulated depreciation and
  amortization..................................        (397,563)          (300,000)
                                                     -----------        -----------
                                                     $13,125,977        $13,066,931
                                                     ===========        ===========

                        WATERVILLE VALLEY SKI AREA LTD.

6. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                  NOVEMBER 26, 1996   OCTOBER 27, 1996
                                                  -----------------   ----------------
Accrued costs in connection with acquired
  business......................................      $200,000            $200,000
Accrued compensation............................         4,274              55,135
Deposits........................................        47,837              50,527
Accrued rentals.................................        95,772              90,082
Accrued utilities and other operating
  expenses......................................       316,067             322,074
Unearned advertising revenue....................        58,667              64,000
Accrued insurance...............................       112,997              96,763
                                                      --------            --------
                                                      $835,614            $878,581
                                                      ========            ========

     For the one-month period ending November 26, 1996, no additional expenditures were paid by Waterville Valley Ski Area Ltd. in connection with the sale discussed in Note 12.

7. TRANSACTIONS WITH AFFILIATE

     S-K-I provides all cash management and working capital financing to the Company. S-K-I also provides certain insurance coverages and management services for which a corporate charge is allocated to the Company. The corporate charge covering management services, including staff salaries, payroll taxes, employee benefits and officers life insurance amounted to $41,668 for the period from October 28, 1996 to November 26, 1996, and $32,096 for the period from July 1, 1996 to October 27, 1996. The corporate charge included in insurance expense for insurance coverages, including liability and workers compensation amounted to $23,365 for the period from October 28, 1996 to November 26, 1996, and $25,333 for the period from July 1, 1996 to October 27, 1996. The corporate charge, due to the seasonality of the Company's business, fluctuates significantly on a month-to-month basis.

     Interest expense of $10,000 and $36,000 for the period from October 28, 1996 to November 26, 1996 and July 1, 1996 to October 27, 1996, respectively, of interest cost, net of interest income, charged to the Company from S-K-I related to the net amounts due to and from S-K-I based on average monthly balances. These amounts are included in interest expense.

8. NOTES PAYABLE

     Notes payable consists of the following

                                                  NOVEMBER 26, 1996   OCTOBER 27, 1996
                                                  -----------------   ----------------
Note payable -- Town of Waterville..............      $162,271            $162,271
Other notes payable.............................         9,264               9,783
                                                      --------            --------
                                                       171,535             172,054
Less current portion............................        21,300              21,300
                                                      --------            --------
                                                      $150,235            $150,754
                                                      ========            ========

     These notes are unsecured and interest rates range from 7% to 14%. Interest paid on these notes approximated interest expense of $2,500 and $14,000 for the period from October 28, 1996 to November 26, 1996 and from July 1, 1996 to October 27, 1996, respectively.

                        WATERVILLE VALLEY SKI AREA LTD.

8. NOTES PAYABLE -- (CONTINUED)
     Aggregate annual maturities of long-term debt obligations as of November 26, 1996 are as follows:

1997........................................................  $ 21,300
1998........................................................    15,615
1999........................................................    15,615
2000........................................................    15,615
2001........................................................    15,615
Thereafter..................................................    87,775
                                                              --------
                                                              $171,535
                                                              ========

9. LEASES AND PERMITS

     The Company operates certain portions of its skiing terrain under special use permits granted by the U.S. Forest Service. Amounts payable under these permits are measured based on percentages of revenues from certain activities. No fees were incurred under these permits for the period from October 28, 1996 to November 26, 1996 and for the period from July 1, 1996 to October 27, 1996.

     The Company is committed under operating leases for certain machinery and equipment which expire at various dates through 2001. Total rent expense under operating leases amounted to approximately $23,000 for the period from October 28, 1996 to November 26, 1996 and $86,000 for the period from July 1, 1996 to October 27, 1996.

     Future minimum rental payments under theses leases as of November 26, 1996 are as follows:

Period ending October 31, 1997..............................  $244,838
                          1998..............................   192,701
                          1999..............................   178,859
                          2000..............................   173,501
                          2001..............................    78,000
                                                              --------
                                                              $867,899
                                                              ========

     The Company leases certain machinery and equipment under agreements classified as capital leases. Assets capitalized under capital leases had a cost of $200,000 and accumulated amortization of $68,000 at November 26, 1996. Future minimum lease payments under capital leases are as follows:

1997........................................................  $185,652
Less amounts representing interest..........................    79,396
                                                              --------
                                                              $106,256
                                                              ========

10. INCOME TAXES

     The income tax benefit of $110,000 for the period from July 1, 1996 to October 27, 1996 is based on the Company's recovery of its previously provided current federal taxes payable in 1995 and 1996. The Company includes currently payable and refundable income taxes in amounts due to an affiliate.

     The deferred tax liability of $875,000 is based on the excess of the financial statement basis of property, plant and equipment over the tax basis principally related to the difference between the fair market value of property, plant and equipment at June 30, 1996, the acquisition date described in Note 3, and the carryover tax basis. At November 26, 1996, the Company had approximately $1.7 million of net operating loss

                        WATERVILLE VALLEY SKI AREA LTD.

10. INCOME TAXES -- (CONTINUED)

carryforwards which, due to the separate return basis of presentation and the sale of the net assets of the Company described in Note 12, will not be realized. Accordingly, no benefit has been recognized in the accompanying statements of operations.

11. MARKETING AGREEMENT

     Effective September 1, 1996, the Company entered into a one-year promotional program with Volvo Cars of North America (Volvo) to promote skiing and snowboarding in New England.

     The Company was provided the use of four Volvo station wagons and $40,000 in cash in exchange for designating Volvo as the official automobile of the Waterville ski area. The Company accounted for the transaction based upon the estimated fair value of the services and cash received of $64,000. This amount has been included as prepaid advertising in prepaid assets and as unearned advertising revenue included in accrued expenses. These amounts will be amortized to advertising expense and income, respectively, during the 1997 ski season.

12. SUBSEQUENT EVENT

     On November 27, 1996, the Company, along with another affiliated entity, was acquired by Booth Creek Ski Holdings, Inc. for $17,500,000, before giving effect to certain working capital adjustments.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Waterville Valley Ski Area Ltd.

     We have audited the accompanying balance sheets of Waterville Valley Ski Area Ltd. as of October 29, 1995 and June 30, 1996, and the related statements of operations and retained earnings (accumulated deficit), and cash flows for the year ended October 29, 1995 and the period from October 30, 1995 to June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waterville Valley Ski Area Ltd. as of October 29, 1995 and June 30, 1996, and the results of its operations and its cash flows for the year ended October 29, 1995 and the period from October 30, 1995 to June 30, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Boston, Massachusetts
January 25, 1997

                        WATERVILLE VALLEY SKI AREA LTD.

                                 BALANCE SHEETS

                                                                OCTOBER 29,     JUNE 30,
                                                                   1995           1996
                                                                -----------     --------
                           ASSETS
Current assets:
  Cash......................................................    $   237,160    $   159,123
  Accounts receivable, net of allowance of $11,678 in 1995
     and $9,352 in 1996 for doubtful accounts...............        544,767        348,352
  Inventories...............................................        272,582        257,228
  Prepaid expenses..........................................        103,585         47,092
                                                                -----------    -----------
Total current assets........................................      1,158,094        811,795
Property, plant and equipment, net..........................     11,660,674     11,903,703
Deferred taxes..............................................         11,000             --
                                                                -----------    -----------
Total assets................................................    $12,829,768    $12,715,498
                                                                ===========    ===========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................    $   607,172    $   196,335
  Accrued expenses..........................................        262,393        467,946
  Advance ticket revenue....................................        484,605            919
  Due to affiliate..........................................        799,776        150,200
  Current portion of notes payable..........................         26,986         21,050
  Capital lease obligations.................................             --        106,256
                                                                -----------    -----------
Total current liabilities...................................      2,180,932        942,706
Notes payable, net of current portion.......................        173,349        156,383
Deferred taxes..............................................             --        379,000
Commitments and contingencies
Stockholder's equity:
  Common stock, no par, 100 shares authorized, issued and
     outstanding............................................     10,491,417     10,491,417
  Retained earnings (accumulated deficit)...................        (15,930)       745,992
                                                                -----------    -----------
Total stockholder's equity..................................     10,475,487     11,237,409
                                                                -----------    -----------
Total liabilities and stockholder's equity..................    $12,829,768    $12,715,498
                                                                ===========    ===========

                            See accompanying notes.

                        WATERVILLE VALLEY SKI AREA LTD.

      STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                                                             PERIOD FROM
                                                              YEAR ENDED     OCTOBER 30,
                                                              OCTOBER 29,      1995 TO
                                                                 1995       JUNE 30, 1996
                                                              -----------   -------------
Revenue:
  Resort services...........................................  $5,528,249     $ 6,141,127
  Consumer products.........................................   1,278,170       2,607,329
  Rental and other income...................................   1,501,038       1,509,125
  Conference center.........................................   1,345,349         521,146
                                                              ----------     -----------
                                                               9,652,806      10,778,727
Cost of sales:
  Resort services...........................................   2,140,755       2,006,867
  Consumer products.........................................     720,780       1,854,198
  Rental and other expenses.................................     945,950         491,251
  Conference center.........................................     857,169         476,037
                                                              ----------     -----------
                                                               4,664,654       4,828,353
                                                              ----------     -----------
                                                               4,988,152       5,950,374
Expenses:
  Selling, general and administrative.......................   2,754,344       2,329,963
  Utilities.................................................     753,287         962,209
  Insurance.................................................     321,459         297,357
  Depreciation and amortization.............................   1,090,992         900,408
                                                              ----------     -----------
                                                               4,920,082       4,489,937
                                                              ----------     -----------
Income from operations......................................      68,070       1,460,437
Interest expense............................................     (95,000)        (50,000)
                                                              ----------     -----------
Income (loss) before income taxes...........................     (26,930)      1,410,437
Income taxes (benefit)......................................     (11,000)        565,000
                                                              ----------     -----------
Net income (loss)...........................................     (15,930)        845,437
Accumulated deficit, beginning of period....................          --         (15,930)
Dividends declared..........................................          --         (83,515)
                                                              ----------     -----------
Retained earnings (accumulated deficit), end of period......  $  (15,930)    $   745,992
                                                              ==========     ===========

                            See accompanying notes.

                        WATERVILLE VALLEY SKI AREA LTD.

                            STATEMENTS OF CASH FLOWS

                                                                             PERIOD FROM
                                                              YEAR ENDED     OCTOBER 30,
                                                              OCTOBER 29,      1995 TO
                                                                 1995       JUNE 30, 1996
                                                              -----------   -------------
Operating activities
  Net income (loss).........................................  $   (15,930)   $  845,437
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................    1,090,992       900,408
     Deferred taxes.........................................      (11,000)      390,000
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (544,767)      196,415
       Inventories..........................................     (222,140)       15,354
       Prepaid expenses.....................................     (103,585)       56,493
       Advance ticket revenue...............................     (182,558)     (483,686)
       Accounts payable and accrued expenses................      758,271      (205,284)
                                                              -----------    ----------
  Net cash provided by operating activities.................      769,283     1,715,137
Investing activities
  Purchase of property, plant and equipment.................   (1,248,814)     (808,513)
                                                              -----------    ----------
  Net cash used in investing activities.....................   (1,248,814)     (808,513)
Financing activities
  Principal payments on notes payable and capital leases....      (85,085)     (251,570)
  Due to affiliate..........................................      799,776      (649,576)
  Dividends paid............................................           --       (83,515)
                                                              -----------    ----------
  Net cash provided by (used in) financing activities.......      714,691      (984,661)
                                                              -----------    ----------
Net increase (decrease) in cash.............................      235,160       (78,037)
Cash at beginning of period.................................        2,000       237,160
                                                              -----------    ----------
Cash at end of period.......................................  $   237,160    $  159,123
                                                              ===========    ==========
State income taxes paid.....................................                 $   35,000
                                                                             ==========
Non-cash investing activities:
  Equipment acquired under lease obligations................                 $  334,924
                                                                             ==========

                            See accompanying notes.

                        WATERVILLE VALLEY SKI AREA LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1. BUSINESS

     Waterville Valley Ski Area Ltd. (the Company), a wholly-owned subsidiary of S-K-I Ltd., owns and operates the Waterville Valley ski resort and conference center located in Waterville Valley, New Hampshire. The Company also operates a year-round base camp adventure center offering mountain bikers, cross country skiers and hikers access to 100 kilometers of trails in the White Mountains National Forest.

     Due to the seasonality of the Company's business and the nature of its operations, which require a significant level of fixed operating costs, operating results may be significantly affected by the level of revenues which depend on, among other things, weather conditions. The seasonality also has a significant effect on the Company's working capital requirements during the year, since operating losses are generally incurred from May through October. To the extent cash flows from operations are not sufficient to meet its working capital requirements, the Company is dependent on borrowings from its affiliates, principally S-K-I Ltd. and its successor (see Note 11), which have represented that they have the ability and intent to fund the Company's operations for the foreseeable future or until the Company is able to support its own operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUES

     Revenues from the sale of lift tickets, ski schools and repair shop have been included in the statement of operations in the caption Resort Services. Revenues from restaurants and retail shop sales have been included in the caption Consumer Products. Revenues from ski, locker and real estate rentals have been included in the caption Rental and Other Income. Revenues from use of the Company's convention center have been included in the caption Convention Center.

     Revenue is recognized at the time services are provided or products are sold. Sales of season and advance lift tickets prior to the beginning of the skiing season (November 1) are deferred and recognized in Resort Services during the skiing season, which generally commences in November and extends through April.

INVENTORIES

     Inventories, which consist principally of food, beverage and retail merchandise, are valued at the lower of cost (first-in, first-out) or market.

INCOME TAXES

     The Company determines its provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires that the liability method be used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The Company is a wholly-owned subsidiary of S-K-I Ltd., which files its federal return on a consolidated basis using a tax year end of July 31. However, for purposes of the accompanying financial statements, the Company has recorded its tax provision on a separate-return basis.

                        WATERVILLE VALLEY SKI AREA LTD.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost with depreciation being computed ratably on a monthly basis using the straight-line method over the useful lives of the related assets:

Land and trail improvements.................................     20 years
Buildings and improvements..................................     20 years
Machinery, snow making and other equipment..................    3-6 years
Lifts and lines.............................................  10-20 years

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for cash, accounts receivable and notes payable approximate their fair values.

ACCOUNTING PRONOUNCEMENT

     In March 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", which establishes criteria for the recognition and measurement of impairment loss associated with long-lived assets. The Company adopted this standard effective October 30, 1995 and its adoption did not have a material impact on the Company's financial position or results of operations.

3. INVENTORIES

     Inventories consist of the following:

                                                             OCTOBER 29,    JUNE 30,
                                                                1995          1996
                                                             -----------    --------
Retail merchandise.......................................     $241,102      $224,715
Food and beverage........................................       31,480        32,513
                                                              --------      --------
                                                              $272,582      $257,228
                                                              ========      ========

                        WATERVILLE VALLEY SKI AREA LTD.

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                        OCTOBER 29,     JUNE 30,
                                                           1995           1996
                                                        -----------     --------
Land................................................    $   576,719    $   576,719
Land and trail improvements.........................      2,802,998      2,820,209
Buildings and improvements..........................      3,742,613      3,895,776
Machinery, snow making and other equipment..........      3,137,919      4,025,896
Lifts and lines.....................................      2,058,242      2,108,471
Construction in progress............................        377,444        363,691
                                                        -----------    -----------
                                                         12,695,935     13,790,762
Less accumulated depreciation and amortization......      1,035,261      1,887,059
                                                        -----------    -----------
                                                        $11,660,674    $11,903,703
                                                        ===========    ===========

5. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                             OCTOBER 29,    JUNE 30,
                                                                1995          1996
                                                             -----------    --------
Accrued compensation.....................................     $ 44,531      $ 49,762
Deposits.................................................       54,627        52,532
Accrued rentals..........................................       31,826        95,864
Accrued utilities and other operating....................       66,683        78,486
Accrued insurance........................................       64,726       191,302
                                                              --------      --------
                                                              $262,393      $467,946
                                                              ========      ========

6. TRANSACTIONS WITH AFFILIATES

     S-K-I Ltd. provides all cash management and working capital financing to the Company. S-K-I Ltd. also provides certain insurance coverages and management services for which a corporate charge is allocated to the Company. The corporate charge covering management services, including staff salaries, payroll taxes, employee benefits, officers life insurance and professional fees amounted to $227,783 in fiscal 1995 and $554,892 for the period from October 30, 1995 to June 30, 1996. The corporate charge included in insurance expense for insurance coverages, including liability and workers compensation amounted to $226,357 in fiscal 1995 and $261,459 for the period from October 30, 1995 to June 30, 1996.

     Interest expense of $48,000 in fiscal 1995 and $31,000 for the period from October 30, 1995 to June 30, 1996 represents interest cost, net of interest income, charged to the Company related to the net amounts due to and from S-K-I Ltd. based on average monthly balances. These amounts are included in interest expense.

                        WATERVILLE VALLEY SKI AREA LTD.

7. NOTES PAYABLE

     Notes payable consists of the following:

                                                           OCTOBER 29,   JUNE 30,
                                                              1995         1996
                                                           -----------   --------
Note payable -- Town of Waterville.......................   $176,145     $163,502
Other....................................................     24,190       13,931
                                                            --------     --------
                                                             200,335      177,433
Less current portion.....................................     26,986       21,050
                                                            --------     --------
                                                            $173,349     $156,383
                                                            ========     ========

     These notes are unsecured and interest rates range from 7% to 14%. Interest paid on these notes approximated interest expense of $47,000 and $19,000 in fiscal 1995 and for the period from October 30, 1995 to June 30, 1996, respectively.

     Aggregate annual maturities of long-term debt obligations as of June 30, 1996 are as follows:

1997........................................................  $ 21,050
1998........................................................    21,605
1999........................................................    15,615
2000........................................................    15,615
2001........................................................    15,615
Thereafter..................................................    87,933
                                                              --------
                                                              $177,433
                                                              ========

8. LEASES AND PERMITS

     The Company operates certain portions of its skiing terrain under special use permits granted by the U.S. Forest Service. Amounts payable under these permits are measured based on percentages of revenues from certain activities. Fees for these permits amounted to $145,422 in fiscal 1995 and $165,214 for the period from October 30, 1995 to June 30, 1996 and are included in cost of resort services.

     The Company is committed under operating leases for certain machinery and equipment which expire at various dates through 2001. Total rent expense under operating leases for the year ended October 29, 1995 and the period from October 30, 1995 to June 30, 1996 were $235,000 and $213,000, respectively.

     Future minimum rental payments under these leases as of June 30, 1996 are as follows:

1997........................................................    $258,944
1998........................................................     215,489
1999........................................................     173,894
2000........................................................     163,894
2001........................................................     163,894
                                                                --------
                                                                $976,115
                                                                ========

     The Company leases certain machinery and equipment under agreements classified as capital leases. Assets capitalized under capital leases had a cost of $334,924 and accumulated amortization of $136,184 at

                        WATERVILLE VALLEY SKI AREA LTD.

8. LEASES AND PERMITS -- (CONTINUED)
June 30, 1996. Future minimum lease payments which are made in installments during the ski season are as follows:

1997........................................................    $185,652
Less amounts representing interest..........................      79,396
                                                                --------
                                                                $106,256
                                                                ========

9. INCOME TAXES

     The provisions (benefit) for income taxes consisted of the following:

                                                                        PERIOD FROM
                                                         YEAR ENDED     OCTOBER 30,
                                                         OCTOBER 25,      1995 TO
                                                            1995       JUNE 30, 1996
                                                         -----------   -------------
Current:
  Federal..............................................                  $110,000
  State................................................                    65,000
                                                                         --------
                                                                          175,000
Deferred:
  Federal..............................................   $ (9,000)       295,000
  State................................................     (2,000)        95,000
                                                          --------       --------
                                                           (11,000)       390,000
                                                          --------       --------
                                                          $(11,000)      $565,000
                                                          ========       ========

     Income taxes currently payable are included in amounts due to an affiliate.

     The tax effects of temporary differences that give rise to significant portions of net deferred tax assets and liabilities are presented below:

                                                        OCTOBER 29,
                                                           1995       JUNE 30, 1996
                                                        -----------   -------------
Deferred tax assets:
  Net operating loss carryforward.....................   $ 219,000
Deferred tax liabilities:
  Depreciation........................................    (208,000)     $(379,000)
                                                         ---------      ---------
Net deferred tax assets (liabilities).................   $  11,000      $(379,000)
                                                         =========      =========

     At October 29, 1995, the Company had a federal net operating loss carryforward of approximately $547,000, available to reduce future taxable income, which was fully utilized in the period from October 30, 1995 to June 30, 1996.

10. SUBSEQUENT EVENT

     On July 1, 1996, the capital stock of S-K-I Ltd. was acquired by American Skiing Company with S-K-I Ltd. becoming the surviving company. S-K-I Ltd. continued to own and operate Waterville Valley Ski Area Ltd. until November 27, 1996, at which date the business and net assets of the Waterville Valley ski resort and conference center were acquired by Booth Creek Ski Holdings, Inc.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Ski Lifts, Inc.

     We have audited the accompanying balance sheet of Ski Lifts, Inc. as of January 15, 1997, and the related statements of operations and retained earnings and cash flows for the period from October 1, 1996 to January 15, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ski Lifts, Inc. at January 15, 1997, and the results of its operations and its cash flows for the period from October 1, 1996 to January 15, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Milwaukee, Wisconsin
May 15, 1997

                                SKI LIFTS, INC.

                                 BALANCE SHEET
                                JANUARY 15, 1997

ASSETS
Current assets:
  Cash......................................................  $  215,367
  Accounts receivable.......................................      85,921
  Inventories...............................................     278,134
                                                              ----------
Total current assets........................................     579,422
Property and equipment, net.................................   8,799,044
Other assets................................................     570,726
                                                              ----------
Total assets................................................  $9,949,192
                                                              ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit...........................  $2,095,000
  Current portion of long-term debt.........................     109,593
  Notes payable to affiliate................................   1,305,205
  Unearned revenue..........................................   1,354,817
  Accounts payable..........................................   1,097,643
  Accrued liabilities.......................................     582,650
  Insurance claims..........................................     248,137
                                                              ----------
Total current liabilities...................................   6,793,045
Long-term debt..............................................      59,581
Deferred income taxes.......................................      28,120
Commitments and contingencies
Shareholders' equity:
  Common stock (1,000 shares authorized, issued and
     outstanding, no par value).............................      36,720
  Retained earnings.........................................   3,031,726
                                                              ----------
Total shareholders' equity..................................   3,068,446
                                                              ----------
Total liabilities and shareholders' equity..................  $9,949,192
                                                              ==========

                            See accompanying notes.

                                SKI LIFTS, INC.

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                PERIOD FROM OCTOBER 1, 1996 TO JANUARY 15, 1997

Revenues:
  Lifts.....................................................    $2,268,458
  Ski rentals...............................................       322,580
  Ski school lessons........................................        66,518
  Service and other sales...................................       123,489
  Building lease income.....................................        38,488
  Restaurant sales..........................................       459,798
  Beer, wine and liquor.....................................       126,862
  Ski shop..................................................       104,500
                                                                ----------
Total revenues..............................................     3,510,693
Costs and expenses:
  Operating salaries, wages and other employee costs........     1,799,765
  General, administrative and other operating expenses......     1,250,208
  Depreciation and amortization.............................       277,478
  Cost of restaurant, liquor and ski shop sales.............       263,900
                                                                ----------
Total costs and expenses....................................     3,591,351
                                                                ----------
Operating loss..............................................       (80,658)
Other income (expense):
  Interest income...........................................         5,917
  Interest expense..........................................      (118,839)
  Gain on sale of equipment.................................         8,165
  Other.....................................................         4,927
                                                                ----------
                                                                   (99,830)
                                                                ----------
Net loss....................................................      (180,488)
Retained earnings:
  Beginning of period.......................................     3,267,355
  Shareholder distributions.................................       (55,141)
                                                                ----------
  End of period.............................................    $3,031,726
                                                                ==========

                            See accompanying notes.

                                SKI LIFTS, INC.

                            STATEMENT OF CASH FLOWS
                PERIOD FROM OCTOBER 1, 1996 TO JANUARY 15, 1997

Operating activities:
  Net loss..................................................  $  (180,488)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................      277,478
     Other..................................................       30,840
     Changes in:
       Accounts receivable..................................       (8,040)
       Inventories..........................................      (69,514)
       Prepaid expenses and other...........................       44,272
       Unearned revenue.....................................    1,203,254
       Accounts payable.....................................      789,043
       Accrued liabilities..................................      348,226
       Insurance claims.....................................       56,511
                                                              -----------
  Net cash provided by operating activities.................    2,491,582
Investing activities:
  Purchases of property and equipment.......................     (379,269)
  Proceeds from sale of equipment...........................        8,001
                                                              -----------
  Net cash used in investing activities.....................     (371,268)
Financing activities:
  Line of credit borrowings and repayments, net.............   (1,405,000)
  Additions to long-term debt...............................      150,000
  Payments on long-term debt and capital leases.............     (679,771)
  Distributions to shareholders.............................      (55,141)
                                                              -----------
  Net cash used in financing activities.....................   (1,989,912)
                                                              -----------
  Net increase in cash......................................      130,402
  Cash at beginning of period...............................       84,965
                                                              -----------
  Cash at end of period.....................................  $   215,367
                                                              ===========

                            See accompanying notes.

                                SKI LIFTS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 15, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Ski Lifts, Inc. (the "Company") operates alpine and cross-country ski resorts at Snoqualmie Summit, Ski Acres, Alpental and Hyak in the western Cascade mountains of Washington State.

INVENTORIES

     Inventories include ski accessories, food and liquor and are stated at the lower of cost or market, determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

                          CATEGORY                               YEARS
                          --------                               -----
Buildings and land improvements.............................    15 - 40
Lifts, tows and hill lighting...............................     5 - 30
Vehicles and equipment......................................     4 - 15

     Gains or losses are recognized in the year of retirement or disposition. Expenditures for additions and betterments are capitalized and expenditures for maintenance are charged to expense as incurred.

LIFT REVENUE AND UNEARNED REVENUE

     The Company records lift ticket revenue from season pass and scrip sales during the ski season in which the passes and scrip are used. Unearned revenue is recorded for unused season passes, coupons, scrip and other similar items.

INCOME TAXES

     Effective October 1, 1994, the Company elected to be treated as an S Corporation for federal income tax purposes. Accordingly, the income tax consequences of the Company's operations are the responsibility of the Company's shareholders.

     The S Corporation rules provide that a tax is payable by the Company if assets acquired on or before September 30, 1994, are sold or disposed of prior to October 1, 2004. This tax is payable on the resultant gains to the extent of the excess of the fair market value of the assets over their tax bases on September 30, 1994. Accordingly, the Company continues to record a deferred income tax liability (approximately $28,000 at January 15, 1997) on its balance sheet with respect to assets for which sale or disposition may result in built-in gains taxes.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and assumptions.

                                SKI LIFTS, INC.

2. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at January 15, 1997:

Land and land improvements..................................    $ 2,913,165
Buildings...................................................      6,166,183
Lifts, tows and hill lighting...............................      4,244,025
Vehicles and equipment......................................      5,330,429
Construction in process.....................................        719,917
                                                                -----------
                                                                 19,373,719
Less accumulated depreciation and amortization..............     10,574,675
                                                                -----------
Property and equipment, net.................................    $ 8,799,044
                                                                ===========

3. SELF-INSURANCE DEPOSIT

     The Company is self insured for workers' compensation injuries (see Note
10). Amounts required to be held in trust as a security deposit by the Washington Department of Labor and Industries totaled $360,000 at January 15, 1997 (included in "Other Assets"). This deposit may be adjusted annually. The deposit was invested in a certificate of deposit which bore interest at 5.42% at January 15, 1997.

4. INVESTMENT IN REAL ESTATE PARTNERSHIP

     On March 15, 1991, the Company formed a general partnership with certain other partners (who are shareholders and officers of the Company) to purchase a building. The Company paid $75,000 for its 25% share as a general partner. The Company is allocated operating profits and losses in proportion to its partnership interest, which were not significant for the period from October 1, 1996 to January 15, 1997. The Company's investment at January 15, 1997 totaled $1,719. The Company and a stockholder of the Company have provided a $250,000 subordinated line of credit to the partnership with interest payable monthly at 9%. At January 15, 1997, there were no amounts outstanding under this agreement. The Company leases a portion of the building for its headquarters under the terms described in Note 8.

5. INVESTMENTS

     The Company holds 15,880 shares of common stock of Arlberg Holding Company ("Arlberg"), with a carrying value of $75,327 at January 15, 1997. This investment is carried at cost. In addition, the Company purchased $50,000 of convertible debentures of Arlberg during 1993. These debentures, which bear interest at 9%, mature on June 30, 2000, and are convertible, under certain conditions, into common stock of Arlberg. A stockholder of the Company serves as a director of Arlberg.

6. FINANCIAL ARRANGEMENTS

LINE OF CREDIT ARRANGEMENT

     At January 15, 1997, the Company had a $3,500,000 revolving line of credit agreement with a bank, which expires on April 1, 1998. Borrowings under the agreement, which are payable on demand and are collateralized by substantially all assets except real estate, bear interest at the bank's prime rate plus .75% (9.0% at January 15, 1997). Amounts outstanding under this agreement were $2,095,000 at January 15, 1997.

                                SKI LIFTS, INC.

6. FINANCIAL ARRANGEMENTS -- (CONTINUED)
LONG-TERM DEBT

     Long-term debt consists of the following at January 15, 1997:

Note payable with monthly payments of $7,393 including
  interest at 8.25%, collateralized by certain equipment,
  due May 1998..............................................    $113,115
Capitalized lease obligation................................      56,059
                                                                --------
                                                                 169,174
Less current portion........................................     109,593
                                                                --------
Long-term debt..............................................    $ 59,581
                                                                ========

     The Company has a revolving term loan agreement which permitted borrowings of up to $2,132,000 at January 15, 1997. No amounts were outstanding under this arrangement at January 15, 1997.

     Interest paid during the period from October 1, 1996 to January 15, 1997 was approximately $109,500.

7. RELATED PARTY TRANSACTIONS

     The Company borrows money for operating purposes from W.W. Moffett, Inc., which is an affiliated company through common stockholders. The advances from W.W. Moffett, Inc. totaled $1,305,205 at January 15, 1997, bear interest at 5.93%, are subordinated to the line of credit and long-term debt described in
Note 6, and are due on demand.

     Interest expense on these advances for the period from October 1, 1996 to January 15, 1997 was approximately $22,500.

8. SPECIAL USE PERMITS AND PROPERTY LEASES

     The Company operates on approximately 3,821 acres of land of which 1,864 acres are covered by a Special Use Permit issued by the United States Forest Service. This permit expires December 31, 2032 and is generally renewable. Special Use Permit fees are based on a percentage revenues. Total Special Use Permit fees for the period from October 1, 1996 to January 15, 1997 were approximately $84,000.

     The remaining 1,957 acres are owned by the Company or leased from a private company. The lease payments are based primarily on skier visits. Total lease expense for the period from October 1, 1996 through January 15, 1997 was $3,500.

     The Company leases its office space from a partnership in which the Company is a general partner (see Note 4). This lease expires on March 31, 2006. Rental expense relating to this agreement was approximately $31,000 for the period from October 1, 1996 to January 15, 1997.

                                SKI LIFTS, INC.

8. SPECIAL USE PERMITS AND PROPERTY LEASES -- (CONTINUED)
     At January 15, 1997, future minimum lease payments under noncancelable operating leases are as follows:

YEAR ENDING
JANUARY 15,
-----------
  1998......................................................    $109,000
  1999......................................................     109,000
  2000......................................................     109,000
  2001......................................................     109,000
  2002......................................................     109,000
  Thereafter................................................     454,000
                                                                --------
                                                                $999,000
                                                                ========

9. EMPLOYEE BENEFIT PLANS

     The Ski Lifts, Inc. Profit Sharing Retirement Plan (the "Plan") provides for both a 401(k) defined contribution plan and a unilateral profit sharing plan for all employees who have worked over 1,000 hours, are over 21 years of age and met certain other requirements. For the period from October 1, 1996 to January 15, 1997, the Company contributed approximately $20,000 under the defined contribution provisions of the Plan. No contributions were accrued under the unilateral profit sharing plan for the period from October 1, 1996 to January 15, 1997.

10. CONTINGENCIES

     The Company is party to various claims arising in the normal course of business related to alleged injuries which, in the opinion of management, will not have a material effect on the Company's business. The Company's insurance limits its risk of loss on such claims to the amounts of the deductible under the related insurance policies. At January 15, 1997, approximately $164,500 was accrued related to such claims (primarily deductible amounts).

     The Company is self-insured with the State of Washington for workers' compensation (see Note 3). Provision is made in the financial statements for the estimated cost of claims. The accrued liability at January 15, 1997 was approximately $83,600.

11. SUBSEQUENT EVENTS

     Effective January 15, 1997, Booth Creek Ski Holdings, Inc. ("Booth Creek") purchased all of the issued and outstanding common stock of the Company for an aggregate purchase price of approximately $14.0 million, which included the assumption of approximately $3.6 million of indebtedness, the issuance by the Company of a note in the amount of approximately $9.8 million to the selling shareholders, and other obligations to the selling shareholders of approximately $600,000.

     In connection with the consummation of the acquisition, the Company transferred approximately 71 acres of owned real estate held for development purposes into a Delaware limited liability company (the "Real Estate LLC"), of which the Company is a member and 99% equity interest holder and Booth Creek is the other member and 1% equity interest holder. In addition, the Company granted the Real Estate LLC an option (the "Real Estate Option") to purchase an additional 14 acres of developmental real estate for nominal consideration. The Company also issued 28,000 shares of non-voting preferred stock (the "Preferred Stock") to its prior owners having an aggregate liquidation preference equal to $3.5 million, the aggregate estimated

                                SKI LIFTS, INC.

11. SUBSEQUENT EVENTS -- (CONTINUED)

fair market value of the real estate transferred to the Real Estate LLC and the real estate subject to the Real Estate Option. Concurrently with these transactions, the Real Estate LLC entered into an agreement to purchase (the "Preferred Stock Purchase Agreement") the Preferred Stock, on a quarterly basis over the five years following the date of the acquisition, at a purchase price equal to the liquidation preference thereof plus accrued dividends to the date of purchase. Booth Creek advanced the first three quarterly installments under the Preferred Stock Purchase Agreement at or prior to March 18, 1997. The Real Estate LLC's obligations under the Preferred Stock Purchase Agreement are secured by a first priority lien on the developmental real estate held by the Real Estate LLC and substantially all of its other assets. The Preferred Stock provides for a 9% cumulative dividend and is redeemable at the option of the Company without premium. In addition, pursuant to the terms of the Preferred Stock, the holders thereof have no redemption rights and are entitled to receive dividend payments only when and if declared by the board of directors of the Company.

     On February 21, 1997, the Company retired the then-existing balance under its $3,500,000 revolving line of credit agreement (Note 6) using funds provided by Booth Creek. Concurrently therewith, the Company also terminated its $3,500,000 revolving line of credit agreement and $2,132,000 revolving term loan agreement. On March 18, 1997, the Company retired the balance outstanding pursuant to the W.W. Moffett, Inc. note payable (Note 7) using funds provided by Booth Creek.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Ski Lifts, Inc.

     We have audited the accompanying balance sheets of Ski Lifts, Inc. as of September 30, 1996 and 1995, and the related statements of operations and retained earnings and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ski Lifts, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 13 to the financial statements, in December 1996, the stockholders of the Company reached an agreement in principle to sell the stock of the Company to a third party.

     As reported in Note 8 to the financial statements, Ski Lifts, Inc. changed its method of accounting for income taxes effective October 1, 1993.

                                          COOPERS & LYBRAND L.L.P.
Seattle, Washington
December 9, 1996, except for Note 13 to the financial statements as to which the date is December 19, 1996

                                SKI LIFTS, INC.

                                 BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1995

                                                                   1996          1995
                                                                   ----          ----
ASSETS
Current assets:
  Cash and cash equivalents.................................    $   84,965    $   92,607
  Receivables...............................................        77,881       170,596
  Inventories...............................................       208,620       211,401
  Prepaid expenses and other................................        44,272        42,832
                                                                ----------    ----------
     Total current assets...................................       415,738       517,436
                                                                ----------    ----------
Property and equipment, net.................................     8,697,089     8,278,770
                                                                ----------    ----------
Other assets:
  Self insurance deposit....................................       360,000       360,000
  Investments, at cost......................................       125,327       243,685
  Equity in real estate partnership.........................         3,771         5,674
  Other.....................................................       120,633       128,898
                                                                ----------    ----------
                                                                   609,731       738,257
                                                                ----------    ----------
     Total assets...........................................    $9,722,558    $9,534,463
                                                                ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit...........................    $3,500,000    $3,395,000
  Current portion of long-term debt.........................        80,115        73,708
  Obligation under capital lease............................        27,215        25,038
  Notes payable to affiliate................................     1,305,205     1,313,178
  Unearned revenue..........................................       151,563       121,212
  Accounts payable and other................................       308,600       490,048
  Accrued interest, wages and business taxes................       234,424        77,510
  Insurance claims..........................................       191,626       284,351
                                                                ----------    ----------
     Total current liabilities..............................     5,798,748     5,780,045
Long-term debt, less current portion........................       553,956       139,071
Obligation under capital lease, less current portion........        37,659        64,873
Deferred income taxes.......................................        28,120        28,120
                                                                ----------    ----------
     Total liabilities......................................     6,418,483     6,012,109
                                                                ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Common stock (1,000 shares authorized and outstanding, no
     par value).............................................        36,720        36,720
  Retained earnings.........................................     3,267,355     3,485,634
                                                                ----------    ----------
     Total stockholders' equity.............................     3,304,075     3,522,354
                                                                ----------    ----------
     Total liabilities and stockholders' equity.............    $9,722,558    $9,534,463
                                                                ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                                SKI LIFTS, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                          1996            1995             1994
                                                          ----            ----             ----
Revenues:
  Lifts..............................................  $6,155,890      $ 7,077,779      $ 6,606,408
  Ski rentals........................................     934,708        1,057,518        1,094,285
  Ski school lessons.................................     250,345          246,040          223,575
  Service and other sales............................     230,042          250,867          229,980
  Building lease income..............................     173,727          202,733          210,412
  Restaurant sales...................................   1,117,254        1,216,973        1,210,660
  Beer, wine and liquor..............................     349,605          380,214          404,313
  Ski shop...........................................     239,521          237,587          261,024
                                                       ----------      -----------      -----------
     Total revenues..................................   9,451,092       10,669,711       10,240,657
                                                       ----------      -----------      -----------
Costs and expenses:
  Operating salaries, wages and other employee
     costs...........................................   4,594,629        5,119,558        4,803,428
  General, administrative and other operating
     expenses........................................   3,035,147        3,252,677        3,007,780
  Depreciation and amortization......................     976,578        1,032,579          963,843
  Cost of restaurant, liquor and ski shop sales......     570,138          668,278          652,289
                                                       ----------      -----------      -----------
     Total costs and expenses........................   9,176,492       10,073,092        9,427,340
                                                       ----------      -----------      -----------
     Operating income................................     274,600          596,619          813,317
                                                       ----------      -----------      -----------
Other income (expense):
  Interest income....................................      30,732           22,348           19,591
  Interest expense...................................    (327,178)        (289,657)        (304,428)
  Loss on abandonment of capitalized construction
     costs...........................................          --         (107,155)              --
  Gain (loss) on sales of equipment..................     (48,268)             928           21,957
  Miscellaneous, net.................................      58,301           31,099           29,821
                                                       ----------      -----------      -----------
                                                         (286,413)        (342,437)        (233,059)
                                                       ----------      -----------      -----------
     Income (loss) before income taxes and cumulative
       effect of accounting change...................     (11,813)         254,182          580,258
                                                       ----------      -----------      -----------
Income taxes:
  Current............................................          --          (10,551)        (161,726)
  Deferred...........................................          --          408,285          (35,718)
                                                       ----------      -----------      -----------
     Total income tax expense (benefit)..............          --          397,734         (197,444)
                                                       ----------      -----------      -----------
Net income (loss) before cumulative effect of
  accounting change..................................     (11,813)         651,916          382,814
Cumulative effect of change in method of accounting
  for income taxes...................................          --               --         (171,023)
                                                       ----------      -----------      -----------
  Net income (loss)..................................     (11,813)         651,916          211,791
Retained earnings:
  Beginning of year..................................   3,485,634        2,833,718        2,621,927
  Stockholder distributions..........................    (206,466)              --               --
                                                       ----------      -----------      -----------
  End of year........................................  $3,267,355      $ 3,485,634      $ 2,833,718
                                                       ==========      ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                                SKI LIFTS, INC.

                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                              1996           1995           1994
                                                              ----           ----           ----
Operating activities:
  Net income (loss)....................................    $   (11,813)   $   651,916    $  211,791
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation and amortization...................        976,578      1,032,579       963,843
       Deferred Federal income taxes...................             --       (408,285)      206,741
       (Gain) loss on sale of equipment................         48,268          2,209       (12,778)
       Loss on abandonment of capitalized construction
          costs........................................             --        107,155            --
       Gain on sale of investment......................        (18,890)            --            --
       Other...........................................         10,168        (22,629)       10,276
       Changes in:
          Receivables..................................         92,715        (98,163)       46,481
          Inventories..................................          2,781       (101,398)      (28,708)
          Prepaid expenses and other...................         (1,440)      (104,785)         (570)
          Income taxes receivable......................             --         23,042       197,388
          Self-insurance deposit.......................             --        (35,000)           --
          Unearned revenue.............................         30,351        (34,764)      (58,640)
          Accounts payable and other...................       (181,448)       194,743       (51,730)
          Accrued interest, wages and taxes............        156,914         (9,008)     (270,500)
          Insurance claims.............................        (92,725)       (11,869)       44,851
                                                           -----------    -----------    ----------
            Net cash provided by operating
               activities..............................      1,011,459      1,185,743     1,258,445
                                                           -----------    -----------    ----------
Investing activities:
  Purchases of property and equipment..................     (1,465,647)    (1,158,802)     (346,290)
  Proceeds from sale of equipment......................         22,482          7,711        12,778
  Proceeds from sale of investment.....................        137,248             --            --
  Purchases of investment..............................             --        (84,096)      (13,386)
  Other................................................             --             --        17,957
                                                           -----------    -----------    ----------
            Net cash used in investing activities......     (1,305,917)    (1,235,187)     (328,941)
                                                           -----------    -----------    ----------
Financing activities:
  Line of credit borrowings and repayments, net........        105,000      1,113,624      (374,924)
  Additions to long-term debt..........................      2,650,000        410,000        86,053
  Payments on long-term debt and capital leases........     (2,253,745)    (1,457,704)     (556,886)
  Payments on notes payable to affiliate...............         (7,973)       (14,465)      (11,236)
  Distributions to stockholders........................       (206,466)            --            --
                                                           -----------    -----------    ----------
            Net cash provided by (used in) financing
               activities..............................        286,816         51,455      (856,993)
                                                           -----------    -----------    ----------
Net increase (decrease) in cash and cash equivalents...         (7,642)         2,011        72,511
Cash and cash equivalents:
  Beginning of year....................................         92,607         90,596        18,085
                                                           -----------    -----------    ----------
  End of year..........................................    $    84,965    $    92,607    $   90,596
                                                           ===========    ===========    ==========
---------------------------------------------------------------------------------------------------
Supplemental information:
  Cash paid for:
     Interest, net of amounts capitalized..............    $   301,359    $   299,196    $  383,402
     Income taxes......................................    $        --    $    74,723    $  114,538

    The accompanying notes are an integral part of the financial statements.

                                SKI LIFTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS

     Ski Lifts, Inc. (the "Company"), operates alpine and cross-country ski resorts at Snoqualmie Summit, Ski Acres, Alpental and Hyak in the western Cascade mountains of Washington State.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Construction in progress consists of costs incurred related to the construction of various buildings at the ski resorts including interest costs of $30,000 in 1996. Depreciation is computed using the straight-line method over estimated useful lives as follows:

                        DESCRIPTION                              YEARS
                        -----------                              -----
Buildings and land improvements.............................    15 - 40
Lifts, tows and hill lighting...............................     5 - 30
Vehicles and equipment......................................     4 - 15

     Gains or losses are recognized in the year of retirement or disposition. Expenditures for additions and betterments are capitalized and expenditures for maintenance are charged to expense as incurred.

INVENTORIES

     Inventories include ski accessories, food and liquor and are stated at the lower of first-in, first-out cost or market.

EQUITY IN REAL ESTATE PARTNERSHIP

     The investment in real estate partnership is accounted for using the equity method.

LIFT REVENUE AND UNEARNED REVENUE

     The Company records lift ticket revenue from season pass and scrip sales during the ski season in which passes and scrip are used. Unearned revenue is recorded for unused season passes, coupons, scrip and other items.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and assumptions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist of the Company's line of credit and long-term debt. Information about the fair value of these financial instruments is included in Note 6.

                                SKI LIFTS, INC.

2. PROPERTY AND EQUIPMENT:

     Property and equipment at September 30 consists of:

                                                          1996            1995
                                                          ----            ----
Land and land improvements........................    $  2,913,165    $  2,893,603
Buildings.........................................       6,166,183       5,267,535
Lifts, tows and hill lighting.....................       4,244,025       4,262,588
Vehicles and equipment............................       6,192,877       6,036,959
Construction in process...........................         626,788         652,092
                                                      ------------    ------------
                                                        20,143,038      19,112,777
Less accumulated depreciation and amortization....     (11,445,949)    (10,834,007)
                                                      ------------    ------------
  Property and equipment, net.....................    $  8,697,089    $  8,278,770
                                                      ============    ============

     During 1994, equipment with a cost of $129,000 was acquired pursuant to a capital lease. Accumulated amortization on this equipment totaled $73,100 and $47,300 at September 30, 1996 and 1995, respectively.

3. SELF-INSURANCE DEPOSIT:

     The Company is self insured for worker's compensation (see Note 12). Amounts required to be held in trust as a security deposit by the Department of Labor and Industries totaled $360,000 at September 30, 1996 and 1995. This deposit may be adjusted annually. The deposit was invested in a certificate of deposit which bore interest at 5.42% and 6.00% at September 30, 1996 and 1995, respectively.

4. EQUITY IN REAL ESTATE PARTNERSHIP:

     On March 15, 1991, the Company formed a general partnership with certain other partners (who are stockholders and officers of the Company) to purchase a building. The Company paid $75,000 for its 25% general partner's interest. The Company is allocated operating profits and losses in proportion to its partnership interest (profits of $5,598, $5,720 and $8,030 in 1996, 1995 and 1994, respectively, are included in miscellaneous income in the Statements of Operations). The Company and a stockholder of the Company have provided a $250,000 subordinated line of credit to the partnership with interest payable monthly at 9%. At September 30, 1996 and 1995 the Company had no amount outstanding under this agreement. The Company leases a portion of the building for its headquarters under the terms described in Note 11.

5. INVESTMENTS:

     During 1990, the Company paid $100,000 for an investment in 2,223 shares of Class E preferred stock of Arlberg Holding Company, ("Arlberg") an insurance corporation owned by various ski resorts. In December, 1995 these shares were redeemed by Arlberg resulting in a gain of $18,890 for the year ended September 30, 1996. The Company also holds 17,033 shares of common stock of Arlberg with a cost of $75,327 and $50,000 of convertible debentures of Arlberg at September 30, 1996 and 1995. These debentures, which bear interest at 9%, mature on June 30, 2000, and are convertible, under certain conditions, into common stock. A stockholder of the Company serves as a director of Arlberg.

                                SKI LIFTS, INC.

6. LINE OF CREDIT AND LONG-TERM DEBT:

     At September 30, 1996, the Company had a $3,500,000 revolving line of credit agreement with a bank expiring on April 1, 1998. Borrowings under the agreement, which are payable on demand and are collateralized by substantially all assets except real estate, bear interest at the bank's prime rate plus .75% (9.0% and 9.5% at September 30, 1996 and 1995, respectively).

     Long-term debt consists of the following at September 30:

                                                                1996       1995
                                                                ----       ----
Note payable with monthly payments of $7,393 including
  interest at 8.25%, collateralized by certain equipment,
  due May, 1998.............................................  $139,071   $212,779
Revolving loan facility with maximum borrowings of
  $2,132,000; maximum borrowings reduced by $164,000
  annually; interest payable monthly at prime plus 1.15%,
  (9.4% and 9.9% at September 30, 1996 and 1995,
  respectively), collateralized by personal and real
  property; total unpaid principal and interest is due
  September, 2004...........................................   495,000         --
                                                              --------   --------
                                                               634,071    212,779
Less current portion........................................   (80,115)   (73,708)
                                                              --------   --------
                                                              $553,956   $139,071
                                                              ========   ========

     The aggregate amount of scheduled principal payments on the above notes as of September 30 are as follows:

1997........................................................  $ 80,115
1998........................................................    58,956
Thereafter (2004)...........................................   495,000
                                                              --------
                                                              $634,071
                                                              ========

     The carrying amounts reported in the balance sheet approximate fair values based upon interest rates that are currently available to the Company for issuance of similar debt with similar terms and maturities.

     The Company's debt agreements limit capital expenditures, and require that the Company meet certain financial ratios including maintenance of minimum tangible net worth and a minimum debt to net worth ratio. As of September 30, 1996 and 1995, the Company had obtained a waiver of rights from creditors with respect to occurrences of noncompliance with these provisions.

7. RELATED PARTY TRANSACTIONS:

     The Company borrows money for operating purposes from W. W. Moffett, Inc., which is an affiliated company through common stockholders. The notes payable from W. W. Moffett, Inc. totaled $1,305,205 and $1,313,178 at September 30, 1996 and 1995, respectively, bear interest at 5.93% and 5.84%, respectively, are subordinated to the line of credit and long-term debt, and are due on demand.

     Interest expense on these notes payable for 1996, 1995 and 1994 was approximately $76,000, $77,000 and $48,000, respectively.

                                SKI LIFTS, INC.

8. INCOME TAXES:

     As of October 1, 1994, an election to be taxed as an S Corporation under
Section 1362 of the Internal Revenue Code became effective. This Section provides that, in lieu of corporate income taxes, the stockholders pay taxes on the Company's taxable income.

     Effective October 1, 1993, the Company adopted the liability method of accounting for income taxes under Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes ("Statement No. 109"), and the cumulative effect of this change is reported in the 1994 statement of operations. Under Statement No. 109, the differences between the tax bases of assets and liabilities and their financial statement amounts are reflected as deferred income taxes using enacted tax rates. Deferred Federal income taxes are provided for temporary differences which result principally from use of accelerated depreciation methods for certain assets, and from reporting certain other items in different periods for financial reporting and Federal income tax purposes.

     In addition, the S Corporation rules provide that a tax be payable by the Company if assets acquired on or before September 30, 1994, are sold or disposed of prior to October 1, 2004. This tax is payable on the resultant gains to the extent of the excess of the fair market value of the assets over their tax bases on September 30, 1994. Accordingly, the Company continues to record deferred taxes on its balance sheet with respect to assets for which sale or disposition may result in built-in gain taxes.

     The S Corporation election resulted in recognition of a deferred tax benefit of $408,285 in the 1995 statements of operations and retained earnings.

     Total gross deferred tax liabilities at September 30, 1996 and 1995 were approximately $28,000.

     At September 30, 1996 and 1995, the Company has alternative minimum tax credits of approximately $150,000 which can be utilized against regular taxes.

9. SPECIAL USE PERMITS AND PROPERTY LEASES:

     The Company operates on approximately 3,821 acres of land of which 1,864 acres are covered by a Special Use Permit issued by the United States Department of Agriculture's Forest Service (the "Forest Service"). This permit expires December 31, 2032 and is generally renewable. Special Use Permit fees are based on revenues for 1996 and are based on fixed assets and revenues for 1995 and 1994. Total Special Use Permit fees for 1996, 1995 and 1994 were approximately $120,000, $188,600 and $180,300, respectively.

     The remaining 1,957 acres are owned by the Company or leased from a private company. The lease payments are based primarily on skier visits. Total lease expense for 1996, 1995 and 1994 was $8,810, $7,096 and $10,316, respectively.

10. EMPLOYEE BENEFIT PLANS:

     The Ski Lifts, Inc. Profit Sharing Retirement Plan (the "Plan") provides for both a 401(k) defined contribution plan and a unilateral profit sharing plan for all employees who have worked over 1,000 hours and are over 21 years of age. During 1996, 1995 and 1994, the Company contributed $56,887, $55,810 and $51,499, respectively, under the defined contribution provisions of the Plan. The Company has accrued discretionary contributions as of September 30, 1996 of approximately $162,000 under the unilateral profit sharing provisions of the Plan.

                                SKI LIFTS, INC.

11. LEASE COMMITMENTS AND SUBLEASE AGREEMENTS:

     The Company leases its office space from a partnership in which the Company is a general partner (see Note 4). On November 1, 1995, this lease was amended to extend the expiration date to March 31, 2006. Rental expense approximated $105,000, $90,000 and $90,000 in 1996, 1995 and 1994, respectively.

     A portion of the office space is subleased to third parties under six to thirty-six month noncancelable operating leases. Sublease income received in 1996, 1995 and 1994 was $68,210, $59,667 and $55,913, respectively.

     At September 30, 1996, future minimum lease payments and income under noncancelable operating subleases are as follows:

                                                   RENT      SUBLEASE      NET
                                                 PAYMENTS    PAYMENTS    PAYMENTS
                                                 --------    --------    --------
1997..........................................  $  108,908    $14,375   $   94,533
1998..........................................     108,908         --      108,908
1999..........................................     108,908         --      108,908
2000..........................................     108,908         --      108,908
2001..........................................     108,908         --      108,908
2002 and thereafter...........................     490,084         --      490,084
                                                ----------    -------   ----------
                                                $1,034,624    $14,375   $1,020,249
                                                ==========    =======   ==========

     In addition, the Company leases snow grooming and maintenance equipment under a capital lease. The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of September 30, 1996:

FOR THE FISCAL YEARS:
  1997......................................................    $ 31,610
  1998......................................................      31,610
  1999......................................................       7,903
                                                                --------
  Net minimum lease payments................................      71,123
  Less amount representing interest.........................      (6,249)
                                                                --------
  Present value of net minimum lease payments...............      64,874
  Less current portion......................................     (27,215)
                                                                --------
  Long-term obligation......................................    $ 37,659
                                                                ========

12. CONTINGENCIES:

     The Company is party to various claims arising in the normal course of business related to alleged injuries which, in the opinion of management, will not have a material effect on the Company's business. The Company's insurance limits its risk of loss on such claims to the amounts of the deductible under the related insurance policies. At September 30, 1996 and 1995, $142,124 and $240,240, respectively, were accrued related to such claims (primarily deductible amounts).

     The Company is self-insured with the State of Washington for workers' compensation (see Note 3). Provision is made in the financial statements for the estimated cost of claims. The accrued liability at September 30, 1996 and 1995 was $49,502 and $44,111, respectively.

                                SKI LIFTS, INC.

12. CONTINGENCIES -- (CONTINUED):

     The Company is currently undergoing an examination by the Forest Service for fiscal years 1991 through 1995 in connection with the Company's use of land under a special use permit. Although the Company has not yet received the final report, the Forest Service has indicated that the assessment will be approximately $100,000. This amount has been accrued for at September 30, 1996, however, the Company intends to vigorously challenge the proposed assessment of additional use fees.

13. SUBSEQUENT EVENT:

     In December 1996, the stockholders of the Company reached an agreement in principle to sell the stock of the Company to a third party. The proposed transaction is expected to be completed in January 1997.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Grand Targhee Incorporated

     We have audited the accompanying balance sheet of Grand Targhee Incorporated as of March 18, 1997, and the related statements of operations and retained earnings and cash flows for the period from June 1, 1996 to March 18, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Targhee Incorporated at March 18, 1997, and the results of its operations and its cash flows for the period from June 1, 1996 to March 18, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Milwaukee, Wisconsin
June 27, 1997

                           GRAND TARGHEE INCORPORATED

                                 BALANCE SHEET
                                 MARCH 18, 1997

                           ASSETS
Current assets:
  Cash......................................................    $   256,109
  Receivables from related parties..........................         84,010
  Accounts receivable.......................................         97,276
  Inventories...............................................        382,700
  Refundable income taxes...................................        122,472
  Prepaid expenses and other current assets.................        125,667
                                                                -----------
     Total current assets...................................      1,068,234
Property and equipment:
  Buildings and land improvements...........................      5,343,463
  Ski lifts.................................................      3,549,776
  Furniture, fixtures and equipment.........................      2,210,888
  Machinery.................................................      1,145,924
  Construction in progress..................................         68,188
                                                                -----------
                                                                 12,318,239
  Less accumulated depreciation and amortization............      4,567,811
                                                                -----------
                                                                  7,750,428
Other assets................................................         25,610
                                                                -----------
     Total assets...........................................    $ 8,844,272
                                                                ===========
            LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................    $   394,160
  Accrued liabilities.......................................        711,538
  Advanced deposits and unearned revenue....................        293,545
  Line of credit............................................        450,000
  Lift construction obligations.............................      1,695,626
  Current portion of long-term debt.........................        913,580
                                                                -----------
     Total current liabilities..............................      4,458,449
Long-term debt..............................................      1,467,011
Deferred income taxes.......................................        113,661
Commitments
Shareholder's equity:
  Common stock, $.01 par value; 600,000 shares authorized,
     450,000 shares issued and outstanding..................          4,500
  Capital in excess of par value............................      1,887,942
  Retained earnings.........................................        912,709
                                                                -----------
     Total shareholder's equity.............................      2,805,151
                                                                -----------
     Total liabilities and shareholder's equity.............    $ 8,844,272
                                                                ===========

                            See accompanying notes.

                           GRAND TARGHEE INCORPORATED

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                   PERIOD FROM JUNE 1, 1996 TO MARCH 18, 1997

Revenue.....................................................    $5,639,224
Direct expenses:
  Labor, taxes and benefits.................................     1,945,416
  Cost of goods sold........................................       685,613
  Other direct costs........................................     1,074,616
                                                                ----------
                                                                 3,705,645
                                                                ----------
Gross margin................................................     1,933,579
                                                                ----------
Operating costs and expenses:
  General and administrative................................       726,808
  Marketing.................................................       477,636
  Insurance.................................................       189,769
  Forest service lease and other leased property............        82,551
  Property maintenance......................................       294,222
  Loss on disposal of ski lifts.............................       217,488
  Depreciation and amortization.............................       533,954
                                                                ----------
                                                                 2,522,428
                                                                ----------
Loss from operations........................................      (588,849)
Other expense:
  Interest expense..........................................        92,439
  Abandonment of land swap costs............................        53,669
                                                                ----------
Loss before income tax benefit..............................      (734,957)
Income tax benefit..........................................       138,811
                                                                ----------
Net loss....................................................      (596,146)
Retained earnings:
  Beginning of period.......................................     1,508,855
                                                                ----------
  End of period.............................................    $  912,709
                                                                ==========

                            See accompanying notes.

                           GRAND TARGHEE INCORPORATED

                            STATEMENT OF CASH FLOWS
                   PERIOD FROM JUNE 1, 1996 TO MARCH 18, 1997

Cash flows from operations:
  Net loss..................................................    $  (596,146)
  Adjustment from net loss to net cash provided by operating activities:
     Depreciation and amortization..........................        533,954
     Loss on disposal of ski lifts..........................        217,488
     Deferred income tax benefit............................        (16,339)
     Changes in operating assets and liabilities:
       Receivables from related parties.....................        (39,965)
       Accounts receivable..................................        (72,234)
       Inventories..........................................        (84,180)
       Income taxes.........................................       (141,472)
       Prepaid expenses and other current assets............          9,641
       Accounts payable.....................................        228,331
       Accrued liabilities..................................        441,133
       Advanced deposits and unearned revenue...............        145,678
                                                                -----------
  Net cash provided by operating activities.................        625,889
                                                                -----------
Cash flows from investing activities:
  Purchase of property and equipment........................     (1,430,048)
                                                                -----------
  Net cash used in investing activities.....................     (1,430,048)
                                                                -----------
Cash flows from financing activities:
  Proceeds from line of credit..............................        515,500
  Payments on line of credit................................       (400,000)
  Proceeds from long-term borrowings........................      1,397,966
  Principal payments on long-term borrowings................       (494,409)
                                                                -----------
  Net cash provided by financing activities.................      1,019,057
                                                                -----------
  Net increase in cash......................................        214,898
  Cash at beginning of period...............................         41,211
                                                                -----------
  Cash at end of period.....................................    $   256,109
                                                                ===========

                            See accompanying notes.

                           GRAND TARGHEE INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 18, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY OF ORGANIZATION

     In October 1992, in connection with a tax-free reorganization pursuant to
Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended, Big Valley Corporation, a Wyoming corporation, merged with Grand Targhee Incorporated (the "Company"), a Delaware corporation. The Company was formed just prior to the merger and had no prior operations. Prior to this merger, Big Valley Corporation operated the Grand Targhee Ski and Summer Resort (the "Resort"). As part of the merger agreement, the outstanding stock of Big Valley Corporation was exchanged for 450,000 shares of common stock of the Company. The purpose of this merger was to establish Delaware as the State of domicile and to change the name of the corporation.

BUSINESS ACTIVITIES

     The Company operates the Resort, which is located in Alta, Wyoming. The Resort offers downhill skiing and related activities such as cross-country skiing, ski lessons and other winter and summer activities. In addition, the Company operates lodging facilities, restaurants and retail shops.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. The cost of buildings, improvements and equipment is depreciated on the straight-line method over the following estimated useful lives:

                                                               YEARS
                                                               -----
Buildings and land improvements.............................   3 - 30
Ski lifts...................................................  11 - 30
Furniture, fixtures and equipment...........................   3 - 10
Machinery...................................................   3 - 10

REVENUE RECOGNITION

     Revenues are generally recognized as services are provided and products are sold. Sales of season passes are initially deferred in unearned revenue and recognized over the ski season.

INCOME TAXES

     The liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           GRAND TARGHEE INCORPORATED

2. INVENTORIES

     Inventories at March 18, 1997 are as follows:

Retail goods................................................    $312,859
Restaurant -- food and supplies.............................      17,086
Operating supplies..........................................      52,755
                                                                --------
                                                                $382,700
                                                                ========

3. LINE OF CREDIT

     The Company has a line of credit in the amount of $850,000 with a bank which is subject to renewal annually in April. As of March 18, 1997, $450,000 was outstanding under this agreement. The line of credit is secured under a general blanket collateral agreement which includes a security interest in the Company's stock, buildings, inventories, equipment, furnishings, the Forest Service lease and receivables. Additionally, the line of credit is personally guaranteed by the shareholder and an officer of the Company. Interest is at 2% above a bank's prime rate (10.25% at March 18, 1997). Interest payments are due monthly. The outstanding balance is due on April 30, 1997.

4. LONG-TERM DEBT

     Long-term debt at March 18, 1997 consists of the following:

Notes payable to the Farmers Home Administration, payable in annual installments of $53,214 including interest at 5%,
  with the unpaid balance due August 1999; collateralized by
  buildings and equipment...................................    $  161,438
Note payable to a bank, due in monthly installments of
  $18,571 in the months of December through April of each
  fiscal year through April 30, 2003; interest payments are
  due monthly at a bank's prime rate plus 2% (10.25% at
  March 18, 1997); collateralized by substantially all of
  the Company's assets......................................       599,515
Unsecured non-interest bearing obligation to a related
  party.....................................................       400,000
Notes payable (including accrued interest) and lease
  obligations to a related party............................       412,652
Unsecured non-interest bearing obligation to a third
  party.....................................................       655,000
Other notes payable and capital lease obligations...........       151,986
                                                                ----------
                                                                 2,380,591
Less current portion........................................       913,580
                                                                ----------
                                                                $1,467,011
                                                                ==========

                           GRAND TARGHEE INCORPORATED

4. LONG-TERM DEBT -- (CONTINUED)
     Maturities of long-term debt are as follows:

PERIOD ENDED
MARCH 18,
------------
  1998......................................................  $  913,580
  1999......................................................     161,679
  2000......................................................     171,741
  2001......................................................      92,857
  2002......................................................      92,857
  Thereafter................................................     135,225
  Obligations to related parties with no stated maturity
     dates..................................................     812,652
                                                              ----------
                                                              $2,380,591
                                                              ==========

     Interest paid for the period ended March 18, 1997 was approximately
$154,000.

5. RELATED PARTY TRANSACTIONS

     Transactions with related parties not disclosed elsewhere herein are as follows:

                                                              MARCH 18,
                                                                1997
                                                              ---------
Accounts receivable:
  Moritz Bergmeyer -- shareholder...........................   $35,822
  Targhee Institute.........................................    27,615
  High Mountain Travel......................................    10,998
  Other.....................................................     9,575
                                                               -------
                                                               $84,010
                                                               =======

     The receivable from Moritz Bergmeyer is non-interest bearing and is due on demand. The remaining related party accounts are non-interest bearing and result from operating activities.

     Targhee Institute was formed with the assistance of the Company as a not-for-profit entity. Targhee Institute's purpose is to provide educational programs on science, nature, and cultural related topics. The Company received approximately $107,000 during the period ended March 18, 1997 from Targhee Institute for room, board, and site fees related to its educational and cultural programs. High Mountain Travel is a for-profit travel agency formed by the shareholder to provide bus transportation to the ski resort area. The Company accrued commissions totaling approximately $29,000 to High Mountain Travel for the period ended March 18, 1997.

6. INCOME TAXES

     The income tax benefit for the period from June 1, 1996 to March 18, 1997 consists of a federal current benefit of $122,472 and a federal deferred benefit of $16,339.

     At March 18, 1997, the Company's deferred tax balances relate principally to differences in the book and tax bases of property and equipment. In addition, the Company has Alternative Minimum Tax ("AMT") credits of approximately $138,000 at March 18, 1997, which have been fully offset by a valuation reserve. The amount of unused AMT credits increased by $83,000 during the period ended March 18, 1997 due to the effects of carrying back current period tax losses to prior tax return periods in which AMT credits had been

                           GRAND TARGHEE INCORPORATED

6. INCOME TAXES -- (CONTINUED)
previously utilized. The effects of reserving for these arising AMT credits is the principal difference between the income tax benefit of $138,811 for the period ended March 18, 1997 and the amount that would be derived by applying the statutory federal income tax rate to the Company's loss before income taxes.

7. COMMITMENTS AND CONTINGENCIES

FOREST SERVICE LEASE

     The Company has an agreement with the United States Department of Agriculture whereby the Forest Service has granted the Company a permit for use at the Resort. The special use permit, which expires on December 31, 2034, covers approximately 2,400 acres for the purposes of constructing, operating and maintaining a ski and summer resort including food service, retail sales and other facilities.

     A further reissuance of the National Forest special use permit may be granted provided the holder shall comply with the then existing laws and regulations governing the occupancy and use of National Forest lands.

     The fee for this use is based on a graduated fee rate system based generally on the level of sales. This fee was approximately $83,000 for the period from June 1, 1996 to March 18, 1997. The Company is required to have minimum public liability and bodily injury insurance in force. All installations and improvements made on the property must be in compliance with the terms of the permit. The Resort is subject to inspection by the Forest Service and must be maintained to meet applicable safety standards. The Company may sublease the use of land and improvements covered under the permit and the operation of concessions and facilities upon prior written notice to the Forest Service.

LEASE WITH RELATED PARTY

     The Company has a sublease with its shareholder extending through May 2000, allowing the shareholder the right to use and occupy a portion of the Forest Service lease. The lease agreement requires lease payments of $1,000 per year.

     The Company has a five year lease with the stockholder extending through May 2000, allowing the Company the use of the Teewinot Lodge, located on the subleased property described above. The lease agreement calls for annual payments of $60,000 payable in equal monthly installments of $5,000. The Company is to maintain the premises and pay insurance and taxes thereon. During the period from June 1, 1996 to March 18, 1997, rent expense under this lease was $47,500.

8. LIFT CONSTRUCTION ACTIVITIES

     During the period ended March 18, 1997, the Company constructed two new ski lifts at a cost of approximately $3,313,000 and placed them in operation for the 1996-1997 ski season. As a result, two existing lifts were removed from operations and are expected to be disposed of. During the period from June 1, 1996 to March 18, 1997, the Company has recorded a loss of $217,488 for the remaining net book value and expected disposal costs of the old lifts.

     Interest capitalized related to the construction of these lifts totaled $62,000 for the period ended March 18, 1997. The Company financed approximately $1,696,000 of the lift construction using vendor financing.

                           GRAND TARGHEE INCORPORATED

9. SUBSEQUENT EVENT

     On March 18, 1997, Booth Creek Ski Holdings, Inc. acquired all the issued and outstanding capital stock of the Company for an aggregate purchase price of approximately $8.1 million plus contingent payments of up to $2.0 million based on the performance of Grand Targhee through the 1998-1999 ski season and additional commissions based on the number of dwelling units developed at the resort through 2012.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Grand Targhee Incorporated
Alta, Wyoming

     We have audited the accompanying balance sheets of Grand Targhee Incorporated as of May 31, 1996 and 1995 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended May 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Targhee Incorporated as of May 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended May 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

                                          FELDHAKE & ASSOCIATES, P.C.

Englewood, Colorado
June 20, 1996, except for Note 11 for
which the date is January 27, 1997

                           GRAND TARGHEE INCORPORATED

                                 BALANCE SHEETS

                                                                        MAY 31,
                                                                ------------------------
                                                                   1996          1995
                                                                   ----          ----
                           ASSETS
Current assets:
  Cash......................................................    $   41,211    $   63,677
  Receivables from related parties..........................        44,045        23,923
  Trade accounts receivable.................................        25,042        21,863
  Inventories...............................................       298,520       276,963
  Prepaid expenses..........................................       135,308       100,705
                                                                ----------    ----------
     Total current assets...................................       544,126       487,131
                                                                ----------    ----------
Property and equipment, at cost:
  Buildings and improvements................................     5,119,403     5,067,537
  Ski lift facilities.......................................       927,851       949,120
  Snow cats and hill grooming equipment.....................       574,361       573,423
  Furniture and fixtures....................................       959,008       888,465
  Land improvements.........................................       222,021       222,021
  Other equipment...........................................     1,312,395     1,219,995
  Transportation equipment..................................       183,454       160,454
  Construction in process...................................        67,439        64,037
                                                                ----------    ----------
                                                                 9,365,932     9,145,052
  Less accumulated depreciation and amortization............     4,674,236     4,125,060
                                                                ----------    ----------
                                                                 4,691,696     5,019,992
                                                                ----------    ----------
Other assets:
  Deposits -- ski lifts.....................................       684,500       100,000
  Other.....................................................        25,610        63,482
                                                                ----------    ----------
                                                                   710,110       163,482
                                                                ----------    ----------
     Total assets...........................................    $5,945,932    $5,670,605
                                                                ==========    ==========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................    $  165,829    $  111,470
  Accrued liabilities.......................................       270,405       411,104
  Advanced deposits.........................................       147,867       179,956
  Income taxes currently payable............................        19,000       107,000
  Line of credit with bank..................................       334,500       300,000
  Current portion of notes payable..........................       219,274       288,906
  Current portion of obligations under capital leases.......        59,821        69,571
                                                                ----------    ----------
     Total current liabilities..............................     1,216,696     1,468,007
                                                                ----------    ----------
Long term debt:
  Notes payable.............................................       725,439       358,388
  Obligations under capital leases..........................        56,284        26,747
  Due to related parties....................................       416,216       460,618
                                                                ----------    ----------
                                                                 1,197,939       845,753
                                                                ----------    ----------
Deferred income taxes.......................................       130,000       182,000
                                                                ----------    ----------
Stockholder's equity:
  Common stock, $.01 par value
     Authorized -- 600,000 shares
     Issued and outstanding -- 450,000 shares...............         4,500         4,500
  Capital in excess of par value............................     1,887,942     1,887,942
  Retained earnings.........................................     1,508,855     1,282,403
                                                                ----------    ----------
     Total stockholder's equity.............................     3,401,297     3,174,845
                                                                ----------    ----------
     Total liabilities and stockholder's equity.............    $5,945,932    $5,670,605
                                                                ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                           GRAND TARGHEE INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED MAY 31,
                                                             --------------------------------------
                                                                1996          1995          1994
                                                                ----          ----          ----
Revenue:
  Sales..................................................    $7,364,363    $6,736,459    $6,241,285
  Concessions............................................        11,896        25,350        44,089
                                                             ----------    ----------    ----------
                                                              7,376,259     6,761,809     6,285,374
                                                             ----------    ----------    ----------
Direct expenses:
  Labor, taxes and benefits..............................     2,245,472     1,915,790     1,764,753
  Cost of goods sold.....................................       982,957       912,930       843,431
  Other direct costs.....................................       930,238       899,083       852,193
                                                             ----------    ----------    ----------
                                                              4,158,667     3,727,803     3,460,377
                                                             ----------    ----------    ----------
Gross margin.............................................     3,217,592     3,034,006     2,824,997
                                                             ----------    ----------    ----------
Operating costs and expenses:
  General and administrative.............................       892,745       876,697       801,207
  Marketing..............................................       482,854       475,848       342,266
  Insurance..............................................       218,362       198,424       199,987
  Forest service lease...................................       171,436       164,015       154,194
  Other leased property..................................        66,100       104,750       102,000
  Property maintenance...................................       210,415       194,653       179,382
  Depreciation and amortization..........................       583,282       576,802       566,397
  Impairment of long-lived assets........................        42,619            --            --
                                                             ----------    ----------    ----------
                                                              2,667,813     2,591,189     2,345,433
                                                             ----------    ----------    ----------
Income from operations...................................       549,779       442,817       479,564
                                                             ----------    ----------    ----------
Other income (expenses):
  Abandonment of land exchange costs.....................       (99,259)           --            --
  Gain (loss) on disposition of assets...................       (42,799)        9,732        (1,000)
  Interest income........................................         9,595         2,206         1,872
  Interest expense.......................................      (117,864)     (171,812)     (204,604)
                                                             ----------    ----------    ----------
                                                               (250,327)     (159,874)     (203,732)
                                                             ----------    ----------    ----------
Income before income taxes...............................       299,452       282,943       275,832
Income tax expense.......................................        73,000        79,098       113,371
                                                             ----------    ----------    ----------
Net income...............................................    $  226,452    $  203,845    $  162,461
                                                             ==========    ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                           GRAND TARGHEE INCORPORATED

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                                                CAPITAL
                                                               IN EXCESS                       TOTAL
                                                     COMMON      OF PAR       RETAINED     STOCKHOLDER'S
                                                     STOCK       VALUE        EARNINGS        EQUITY
                                                     ------    ---------      --------     -------------
Balance at
  June 1, 1993...................................    $4,500    $1,887,942    $  916,097     $2,808,539
Net income.......................................        --            --       162,461        162,461
                                                     ------    ----------    ----------     ----------
Balance at
  May 31, 1994...................................     4,500     1,887,942     1,078,558      2,971,000
Net income.......................................        --            --       203,845        203,845
                                                     ------    ----------    ----------     ----------
Balance at
  May 31, 1995...................................     4,500     1,887,942     1,282,403      3,174,845
Net income.......................................        --            --       226,452        226,452
                                                     ------    ----------    ----------     ----------
Balance at
  May 31, 1996...................................    $4,500    $1,887,942    $1,508,855     $3,401,297
                                                     ======    ==========    ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                           GRAND TARGHEE INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED MAY 31,
                                                              ------------------------------------
                                                                1996          1995         1994
                                                                ----          ----         ----
Cash flows from operating activities:
  Net income..............................................    $ 226,452    $  203,845    $ 162,461
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization........................      632,935       622,739      618,597
     Impairment of long-lived asset.......................       42,619            --           --
     Loss (gain) on disposal of assets....................       42,799        (9,732)       1,000
     Changes in assets and liabilities:
       Trade receivables..................................       (3,179)       17,900      (31,264)
       Inventory..........................................      (21,557)       (5,295)     (34,535)
       Prepaid expenses...................................      (34,603)      (10,442)     (20,213)
       Net deferred taxes.................................      (52,000)      (28,000)      17,373
       Accounts payable and accrued liabilities...........     (189,428)      252,326      (82,766)
       Due to/from related parties........................       23,003       (27,112)       9,776
                                                              ---------    ----------    ---------
                                                                667,041     1,016,229      640,429
                                                              ---------    ----------    ---------
Cash flows from investing activities:
  Proceeds from sale of fixed assets......................        1,000        20,650           --
  Purchase of property and equipment......................     (236,454)     (472,527)    (169,665)
  Deposits and other assets...............................        2,002       (10,944)     (22,463)
  Related party receivable................................      (30,000)           --           --
                                                              ---------    ----------    ---------
                                                               (263,452)     (462,821)    (192,128)
                                                              ---------    ----------    ---------
Cash flows from financing activities:
  Borrowing on new notes..................................      400,000       276,537        4,590
  Borrowings from related parties.........................           --            --      188,100
  Payments on debt to related parties.....................      (77,915)           --           --
  Net borrowing on line of credit.........................     (300,000)     (152,547)    (199,955)
  Payments on long-term debt and capital lease
     obligations..........................................     (448,140)     (650,790)    (662,255)
                                                              ---------    ----------    ---------
                                                               (426,055)     (526,800)    (669,520)
                                                              ---------    ----------    ---------
Net increase (decrease) in cash...........................      (22,466)       26,608     (221,219)
Cash at beginning year....................................       63,677        37,069      258,288
                                                              ---------    ----------    ---------
Cash at end of year.......................................    $  41,211    $   63,677    $  37,069
                                                              =========    ==========    =========

    The accompanying notes are an integral part of the financial statements.

                           GRAND TARGHEE INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Grand Targhee Incorporated (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied.

HISTORY OF ORGANIZATION

     In October 1992, in connection with a tax-free reorganization pursuant to
Section 368 (a)(1)(F) of the Internal Revenue Code of 1986, as amended, Big Valley Corporation, a Wyoming corporation, merged with Grand Targhee Incorporated, a Delaware corporation. Grand Targhee Incorporated was formed just prior to the merger and had no prior operations. Prior to this merger, Big Valley Corporation operated the Grand Targhee Resort. As part of the merger agreement, the outstanding stock of Big Valley Corporation common stock was exchanged for 450,000 shares of common stock of Grand Targhee Incorporated. The purpose of this merger was to establish Delaware as the State of domicile and change the name of the corporation.

BUSINESS ACTIVITIES

     The Company operates the Grand Targhee Ski and Summer Resort (the Resort). The Resort offers downhill skiing and related activities such as cross-country skiing, ski lessons and other winter and summer activities. In addition, the Company operates lodging facilities, restaurants and retail shops.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

DEPRECIATION

     The cost of buildings, improvements and equipment is depreciated over the lesser of the length of the lease with the Forest Service or the estimated useful lives of the assets. Depreciation is computed on the straight-line method over the following estimated useful lives:

                                                                 YEARS
                                                                 -----
Buildings and improvements..................................    12 - 30
Ski lift facilities.........................................    11 - 30
Snow cats and hill grooming equipment.......................     5
Furniture and fixtures......................................     5 -  7
Land improvements...........................................     3 - 30
Ski rental equipment........................................     3
Other equipment.............................................     3 - 10
Transportation equipment....................................     3 -  7

CASH FLOWS

     For purposes of the statement of cash flows, the Company considers short-term cash investments with a maturity of three months or less as cash. The Company considers the line of credit with the bank to be short-term and presents transactions net for purposes of the statement of cash flows.

     Interest paid for the years ended May 31, 1996, 1995 and 1994 was $187,424, $158,469 and $233,795, respectively.

                           GRAND TARGHEE INCORPORATED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     The Company acquired certain equipment totaling $132,364 and $47,698 through capital leases and purchase contracts during the years ended May 31, 1996 and 1995. respectively.

     The Company made deposits on the new chair lifts (Note 8) through advances of $334,500 from its line of credit and $250,000 from its term loan during the year ended May 31, 1996. These advances were non-cash transactions for the Company and therefore are not presented in the statements of cash flows.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

RECLASSIFICATION

     Certain reclassifications have been made to the 1994 and 1995 financial statements in order to conform to the 1996 presentation.

2. INVENTORIES

     Inventories are as follows:

                                                                   MAY 31,
                                                             --------------------
                                                               1996        1995
                                                               ----        ----
Retail goods.............................................    $250,688    $248,941
Lounge -- beverage and supplies..........................       6,792       9,923
Restaurant -- food and supplies..........................      28,910      14,843
Sundries.................................................      12,130       3,256
                                                             --------    --------
                                                             $298,520    $276,963
                                                             ========    ========

3. LINE OF CREDIT

     The Company has a line of credit in the amount of $850,000 with a bank which is subject to renewal annually in April. As of May 31, 1996 the company has an outstanding balance of $334,500. This line of credit is secured under a general blanket collateral agreement which includes a security interest in the Company's stock, buildings, inventory, equipment, furnishings, the forest service lease and receivables. Additionally, this line of credit is personally guaranteed by the stockholder and an officer of the Company. Interest is at 2% above Chase Manhattan Bank's prime rate. Interest only payments are due monthly beginning on April 30, 1996. Monthly principal payments of the lesser of $200,000 or the entire principal balance then outstanding are due December 1996 through March 1997 with remaining balance due April 30, 1997.

                           GRAND TARGHEE INCORPORATED

4. LONG-TERM DEBT

                                                                      MAY 31,
                                                                --------------------
                                                                  1996        1995
                                                                  ----        ----
Notes payable to the Farmers Home Administration, payable in annual installments of $53,214 including interest at 5%,
  balance due August, 1999, collateralized by buildings and
  equipment.................................................    $202,715    $243,743
Note payable to a bank, payable in five monthly principal
  payments of $12,500 each year, December through April,
  plus monthly interest payments at 3% above the bank's
  index rate, due December 15, 1998, collateralized by
  virtually all assets of the Company. .....................          --     189,518
Note payable to a bank, payable in five monthly installments equal to one thirty-fifth of the principal balance of the
  note, December through April, plus monthly interest
  payments at prime plus 2% as published by Chase Manhattan
  Bank, due April 30, 2003, collateralized by virtually all
  assets of the company, this loan is cross-collateralized
  with the bank line of credit, see Note 3. ................     650,000          --
Equipment purchase contract, payable in four monthly
  installments of $1,381 each year, January through April,
  including interest at 7.9% due April 1998, collateralized
  by certain equipment......................................       9,983          --
Notes payable -- individuals(1).............................          --     100,000
Note payable to a related party, payable in monthly
  installments of $2,046, including interest at 10.48%,
  balance due August 1, 1997, unsecured.....................      28,645      49,033
Notes payable with interest ranging from 9% to 10%, due
  January 26, 1997, guaranteed by the stockholder and an
  officer of the Company, unsecured.........................      53,370      50,000
Short-term note payable with interest at a rate of 3.5%,
  guaranteed by the stockholder and an officer of the
  Company, unsecured........................................          --      15,000
                                                                --------    --------
                                                                 944,713     647,294
Less current portion........................................     219,274     288,906
                                                                --------    --------
                                                                $725,439    $358,388
                                                                ========    ========

-------------------------
(1) Notes payable -- individuals represent notes to individuals in the amounts ranging from $10,000 to $25,000, at an interest rate of 13% due within 60 days of the date the note holder demands payment.

     Maturities of long-term debt are as follows:

 YEAR ENDED
  MAY 31,
 ----------
1997........................................................    $216,721
1998........................................................     149,302
1999........................................................     157,184
2000........................................................     142,934
2001........................................................      92,857
Thereafter..................................................     185,715
                                                                --------
                                                                $944,713
                                                                ========

                           GRAND TARGHEE INCORPORATED

5. RELATED PARTY TRANSACTIONS

     Transactions with related parties are as follows:

                                                                    MAY 31,
                                                              -------------------
                                                               1996        1995
                                                               ----        ----
CURRENT RECEIVABLE (PAYABLE):
  High Mountain Travel...................................     $    --    $    154
  Grand Teton Furniture Company..........................          --     (39,250)
  Targhee Institute......................................      14,045      23,769
  Moritz Bergmeyer.......................................      30,000          --
                                                              -------    --------
                                                               44,045     (15,327)
Portion included in accounts payable.....................          --      39,250
                                                              -------    --------
                                                              $44,045    $ 23,923
                                                              =======    ========

     The receivable from Moritz Bergmeyer is non-interest bearing and is due on demand. The remaining related party accounts are non-interest bearing and result from operating activities.

LONG-TERM PAYABLE:
  Notes payable and accrued interest.....................  $154,609   $212,136
  Leases payable.........................................   261,607    248,482
                                                           --------   --------
                                                           $416,216   $460,618
                                                           ========   ========

     Targhee Institute was formed with the assistance of the Company as a not-for-profit entity. Targhee Institute's purpose is to provide educational programs on science, nature, and cultural related topics. The Company received $102,522, $39,775 and $61,180 during the years ended May 31, 1996, 1995 and 1994 from Targhee Institute for room, board, and site fees related to its educational and cultural programs. High Mountain Travel is a for-profit travel agency formed by the shareholder to provide bus transportation to the ski resort area. The Company accrued commissions totaling $31,879, $37,485 and $40,020 to High Mountain Travel for the years ended May 31, 1996, 1995 and 1994, respectively.

     During the years ended May 31, 1996, 1995 and 1994, the Company incurred interest expense of $9,064, $22,596 and $6,169, respectively, with related parties. The Company incurred lease expense of $63,000, $99,000 and $96,000 with related parties during the years ended May 31, 1996, 1995 and 1994, respectively. See also Notes 7 and 8.

     During the year ended May 31, 1994, the Company acquired furniture and fixtures from Grand Teton Furniture totaling $41,230. Grand Teton Furniture is related to the Company through common ownership and management.

6. INCOME TAXES

     At May 31, 1996, the Company has for tax purposes unused Alternative Minimum Tax (AMT) credits of approximately $60,000 which can be carried forward indefinitely. The Company has established a valuation allowance of $60,000 because of limitations on the usage of this credit. As a result, the Company has used $0 of its AMT tax credit carryovers to reduce deferred income taxes payable.

     Deferred income taxes arise primarily because of temporary differences related to recognition of the gain on the disposal of the building and equipment destroyed in a fire. For tax purposes, the gain is treated as a reduction of the cost of the replacement property and is recognized ratably over the life of the property as a

                           GRAND TARGHEE INCORPORATED

6. INCOME TAXES -- (CONTINUED)
reduction of depreciation. The resulting deferred taxes are allocated between current and non-current liabilities based on the expected reversal period.

     Income tax expense for the years ended May 31, 1996, 1995 and 1994 vary from Federal statutory rates because of the impact of the Alternative Minimum Tax and use of the Alternative Minimum Tax Credit. Income tax expense includes the following components:

                                                                               PAYABLE
                                                                         --------------------
                                                              EXPENSE     CURRENT    DEFERRED
                                                              -------     -------    --------
Balance June 1, 1993........................................             $  33,206   $192,627
Payments....................................................               (33,204)        --
Expense.....................................................  $113,371      95,998     17,373
                                                              ========   ---------   --------
Balance May 31, 1994........................................                96,000    210,000
Payments....................................................               (96,098)        --
Expense.....................................................  $ 79,098     107,098    (28,000)
                                                              ========   ---------   --------
Balance May 31, 1995........................................               107,000    182,000
Payments....................................................              (213,000)        --
Expense.....................................................  $ 73,000     125,000    (52,000)
                                                              ========   ---------   --------
Balance May 31, 1996........................................             $  19,000   $130,000
                                                                         =========   ========

7. LEASING ARRANGEMENTS

     The Company leases certain furniture, fixtures, and equipment under leases which expire at various times over the next three years. In addition, the Company leases a building from its stockholder as more fully described in Note 8.

     The following is a yearly schedule of future minimum lease payments under long-term capital and operating leases:

YEAR ENDED                                                    CAPITAL    OPERATING
 MAY 31,                                                       LEASES     LEASES
 ----------                                                   -------    ---------
  1997......................................................  $ 68,276   $ 59,000
  1998......................................................    46,673     59,000
  1999......................................................    18,261     59,000
  2000......................................................        --     59,000
  2001......................................................        --         --
                                                              --------   --------
Total minimum lease payments................................   133,210   $236,000
                                                                         ========
Less amounts representing interest..........................    17,105
Less portion included in current liabilities................    59,821
                                                              --------
                                                              $ 56,284
                                                              ========

     Substantially all of the operating leases are with the stockholder. Management expects, as part of normal operations, to renew its operating leases after the current lease term. In addition to these long-term operating leases, minimum payments for short-term renewable leases with related parties in effect at May 31, 1996 was approximately $250 per month.

                           GRAND TARGHEE INCORPORATED

7. LEASING ARRANGEMENTS -- (CONTINUED)
     Equipment under capital leases of approximately $165,000, is included in snow cats and hill grooming equipment, furniture and fixtures, other equipment and transportation equipment. At the conclusion of these leases, title will transfer to the Company or the Company will have the option to acquire the asset at a bargain price. Amortization associated with the equipment under capital leases is included in depreciation expense.

8. COMMITMENTS AND CONTINGENCIES

FOREST SERVICE LEASE

     The Company has an agreement with the United States Department of Agriculture whereby the Forest Service has granted the Company a permit for use at the Resort. The permit, expiring on December 31, 2034, is a special use permit covering approximately 2,400 acres for the purposes of constructing, operating and maintaining a ski and summer resort including food service, retail sales and other facilities.

     A further reissuance of the National Forest special use permit may be granted provided the holder shall comply with the then existing laws and regulations governing the occupancy and use of National Forest lands.

     The fee for this use is based on a graduated rate fee system using the cost of certain "gross fixed assets" and annual sales to determine the rate applied to sales. This fee was $171,436, $164,015 and $154,194 for the years ended May 31, 1996, 1995 and 1994, respectively. The Company is required to have minimum public liability and bodily injury insurance in force. All installations and improvements made on the property must be incompliance with the terms of the permits. The Resort is subject to inspection by the Forest Service and must be maintained to meet the applicable safety standards. The Company may sublease the use of land and improvements covered under these permits and the operation of concessions and facilities upon prior written notice to the authorized officer.

LEASE WITH RELATED PARTY

     The Company has a sub-lease with its stockholder extending through May, 2000, allowing the stockholder the right to use and occupy a portion of the Forest Service lease. The lease term requires payment of $1,000 per year.

     The Company has a five year lease with the stockholder extending through May, 2000, allowing the Company the use of the Teewinot Lodge, located on the sub-lease with the stockholder described above. The lease agreement calls for annual payments of $60,000 payable in equal monthly installments of $5,000. The Company is to maintain the premises and pay insurance and taxes thereon. During the years ended May 31, 1996, 1995 and 1994, rent under this lease was $60,000.

CONCENTRATION OF CREDIT RISK

     The Company's revenues are earned from the general public. The nature of operations are such that credit is not generally extended to its customers. Goods and services purchased are supplied by a variety of vendors. The Company is, however, dependent upon a permit from the U.S. Forest Service because the Resort is located in the Targhee National Forest.

     The Company maintains its bank accounts in a Federally insured financial institution. Amounts are insured up to $100,000. At times during the year, amounts in excess of $100,000 are on deposit with the financial institution.

                           GRAND TARGHEE INCORPORATED

8. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
CONSTRUCTION OF NEW LIFTS

     At May 31, 1996, the Company has committed to the construction of two new lifts. One is a stealth detachable quad and the second is a fixed grip quad. These lifts will replace the current Bannock and Shoshone lifts. The Bannock lift will continue to operate until its replacement is fully operational. The Shoshone lift is being abandoned and impairment of its net carrying value at May 31, 1996 has been recognized (Note 9).

     The contract calls for the new Bannock detachable quad to cost $2,371,865 and the Shoshone fixed grip quad to cost $437,750. The price is a "turnkey" price but does not include removal of existing equipment nor taxes.

     Financing for these lifts is provided in part by the existing term loan from the Company's bank. The balance of the financing is to be provided through loans arranged by the potential purchaser of the Company (Note 11). At May 31, 1996, the Company has made deposits of $684,500. Of this amount, $100,000 was deposited as of May 31, 1995 and the balance was paid with $334,500 advanced from the line of credit and $250,000 advanced from the term loan.

9. IMPAIRMENT OF LONG-LIVED ASSETS

     At May 31, 1996, the Company has contracted to construct two new ski lifts to be operational for the 1996-1997 ski season (Note 8). As part of this process, the existing Shoshone lift with a net book value of $42,619 will be abandoned. Fair market value of the abandoned lift, estimated by management based on published advertisements for lifts with similar characteristics, is $25,000. Cost to salvage this lift is also estimated at $25,000. A loss of $42,619 is included in the statements of operations for the year ended May 31, 1996. The impairment is included in accumulated depreciation and amortization in the balance sheet.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of funds in financial institutions, which includes checking accounts and operating money markets, are equal to their carrying value.

     The estimated fair values of amounts due to/from related parties are equal to their carrying value because terms of these rights and obligation have been recently established or have recently been subject to remodification.

     The established fair values of capitalized lease obligations and notes payable are equal to their carrying value because all material obligations of their nature have been negotiated recently with the exception of the note payable to the U.S. Department of Agriculture, F.H.A. Department. The carrying amount of this loan is $202,715 and the estimated fair value is not determinable because notes of this nature are no longer issued.

11. SUBSEQUENT EVENT

     On November 15, 1996, Mr. Moritz O. Bergmeyer and Ms. Carol Mann Bergmeyer executed a letter of intent with Booth Creek, Inc. pursuant to which Booth Creek proposes to acquire all of the issued and outstanding capital stock of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Truckee, State of California, as of January 29, 1998.

                                          BOOTH CREEK SKI HOLDINGS, INC.

                                          By:     /s/ NANCI N. NORTHWAY
                                            ------------------------------------
                                                     Nanci N. Northway
                                             Vice President and Chief Financial
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of the dates indicated.

                SIGNATURE                                      TITLE                         DATE
                ---------                                      -----                         ----

        /s/ GEORGE N. GILLETT, JR.            Chairman of the Board of Directors and   January 29, 1998
------------------------------------------    Chief Executive Officer
          George N. Gillett, Jr.

          /s/ NANCI N. NORTHWAY               Vice President and Chief Financial       January 29, 1998
------------------------------------------    Officer (principal financial and
            Nanci N. Northway                 accounting officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  *3.1   Certificate of Incorporation of Booth Creek Ski Holdings,
         Inc.
  *3.2   Bylaws of Booth Creek Ski Holdings, Inc.
  *3.3   Restated Articles of Incorporation of Trimont Land Company.
  *3.4   Bylaws of Trimont Land Company.
  *3.5   Certificate of Incorporation of Sierra-at-Tahoe, Inc.
  *3.6   Bylaws of Sierra-at-Tahoe, Inc.
  *3.7   Certificate of Incorporation of Bear Mountain, Inc.
  *3.8   Bylaws of Bear Mountain, Inc.
  *3.9   Certificate of Incorporation of Booth Creek Ski Acquisition
         Corp.
  *3.10  Bylaws of Booth Creek Ski Acquisition Corp.
  *3.11  Amended and Restated Certificate of Incorporation of
         Waterville Valley Ski Resort, Inc.
  *3.12  Bylaws of Waterville Valley Ski Resort, Inc.
  *3.13  Amended and Restated Certificate of Incorporation of Mount
         Cranmore Ski Resort, Inc.
  *3.14  Bylaws of Mount Cranmore Ski Resort, Inc.
  *3.15  Amended and Restated Articles of Incorporation of Ski Lifts,
         Inc.
  *3.16  Bylaws of Ski Lifts, Inc.
  *3.17  Certificate of Incorporation of Grand Targhee Incorporated.
  *3.18  Bylaws of Grand Targhee Incorporated.
  *3.19  Articles of Incorporation of B-V Corporation.
  *3.20  Bylaws of B-V Corporation.
  *3.21  Certificate of Incorporation of Targhee Company.
  *3.22  Bylaws of Targhee Company.
  *3.23  Certificate of Incorporation of Targhee Ski Corp.
  *3.24  Bylaws of Targhee Ski Corp.
  *4.1   Indenture dated as of March 18, 1997 by and among Booth
         Creek Ski Holdings, Inc., as Issuer, Trimont Land Company,
         Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville
         Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc.,
         Booth Creek Ski Acquisition Corp., Ski Lifts, Inc., Grand
         Targhee Incorporated, B-V Corporation, Targhee Company and
         Targhee Ski Corp., as Subsidiary Guarantors, and Marine
         Midland Bank, as trustee (including the form of 12 1/2%
         Senior Note due 2007 and the form of Guarantee).
  *4.2   Supplemental Indenture No. 1 to Indenture dated as of April
         25, 1997 by and among Booth Creek Ski Holdings, Inc., as
         Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear
         Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount
         Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition
         Corp., Ski Lifts,Inc., Grand Targhee Incorporated, B-V
         Corporation, Targhee Company and Targhee Ski Corp., as
         Subsidiary Guarantors, and Marine Midland Bank, as trustee.
  *4.3   Registration Rights Agreement dated as of March 18, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont
         Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc.,
         Waterville Valley Ski Resort, Inc., Mount Cranmore Ski
         Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts,
         Inc., Grand Targhee Incorporated, B-V Corporation, Targhee
         Company and Targhee Ski Corp., as Subsidiary Guarantors, and
         CIBC Wood Gundy Securities Corp.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  *4.4   Securities Purchase Agreement dated as of March 13, 1997, by and among Booth Creek Ski Holdings, Inc., Trimont Land
         Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc.,
         Waterville Valley Ski Resort, Inc., Mount Cranmore Ski
         Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski
         Lifts, Inc. and CIBC Wood Gundy Securities Corp.
 *10.1   Amended and Restated Credit Agreement dated as of March 18,
         1997 among Booth Creek Ski Holdings, Inc., Booth Creek Ski
         Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe,
         Inc., Bear Mountain, Inc., Waterville Valley Ski Resort,
         Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc.,
         Grand Targhee Incorporated and The First National Bank of
         Boston.
 *10.2   Purchase and Sale Agreement dated as of August 30, 1996 by and between Waterville Valley Ski Area, Ltd., Cranmore,
         Inc., American Skiing Company and Booth Creek Ski
         Acquisition Corp.
 *10.3   Subordinated Promissory Note dated November 27, 1996 issued by Booth Creek Ski Acquisition Corp.,Waterville Valley Ski
         Resort, Inc. and Mount Cranmore Ski Resort, Inc. to American
         Skiing Company.
 *10.4   Stock Purchase and Indemnification Agreement dated as of
         November 26, 1996 among Booth Creek Ski Holdings, Inc.,
         Fibreboard Corporation, Trimont Land Company,
         Sierra-at-Tahoe, Inc. and Bear Mountain, Inc.
 *10.5   Escrow Agreement dated December 3, 1996 by and among
         Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and
         First Trust of California.
 *10.6   Purchase Agreement dated February 11, 1997 among Booth Creek
         Ski Holdings, Inc., Grand Targhee Incorporated, Moritz O.
         Bergmeyer and Carol Mann Bergmeyer.
 *10.7   Promissory Note dated February 11, 1997 issued by Grand
         Targhee Incorporated to Booth Creek Ski Holdings, Inc.
 *10.8   Stock Purchase Agreement dated as of February 21, 1997 by
         and between Booth Creek Ski Holdings, Inc., William W.
         Moffett, Jr., David R. Moffett, Laurie M. Padden,
         individually and as custodian for Christina Padden, Jennifer
         Padden and Mary M. Padden, Stephen R. Moffett, Katharine E.
         Moffett, Frances J. DeBruler, individually and as
         representative of the Estate of Jean S. DeBruler, Jr.,
         deceased, and Peggy Westerlund, and David R. Moffett, as
         representative.
 *10.9   Preferred Stock Purchase Agreement dated as of February 21,
         1997 by and between DRE, L.L.C., William W. Moffett, Jr.,
         David R. Moffett, Laurie M. Padden, individually and as
         custodian for Christina Padden, Jennifer Padden and Mary M.
         Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J.
         DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and
         David R. Moffett, as representative.
 *10.10  Management Agreement dated as of November 27, 1996 by and between Booth Creek Ski Holdings, Inc. and Booth Creek, Inc.
 *10.11  Letter Agreement dated December 3, 1996 between Booth Creek
         Ski Holdings, Inc. and Nanci N. Northway.
 *10.12  Ski Area Term Special Use Permit No. 4002/01 issued by the
         United States Forest Service to Waterville Valley Ski
         Resort, Inc.
 *10.13  Ski Area Term Special Use Permit No. 5123/01 issued by the
         United States Forest Service to Bear Mountain, Inc.
 *10.14  Ski Area Term Special Use Permit No. 4186/01 issued by the
         United States Forest Service to Sierra-at-Tahoe, Inc.
 *10.15  Ski Area Term Special Use Permit No. 4033/01 issued by the
         United States Forest Service to Grand Targhee Incorporated.
 *10.16  Ski Area Term Special Use Permit No. 4127/09 issued by the
         United States Forest Service to Ski Lifts, Inc.

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
   *10.17  Annual Special Use Permit Nos. 4127/19 & 4127/19 issued by the United States Forest Service to Ski
           Lifts, Inc.

   *10.18  Amendment No. 1 to Credit Agreement as amended and restated dated as of June 15, 1997 among Booth Creek
           Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc.,
           Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts,
           Inc., Grand Targhee Incorporated and BankBoston, N.A.

  **10.19  Amendment No. 2 to Credit Agreement as amended and restated dated as of July 30, 1997 among Booth Creek
           Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc.,
           Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts,
           Inc., Grand Targhee Incorporated and BankBoston, N.A.

    10.20  Amendment No. 3 to Credit Agreement as amended and restated dated as of October 27, 1997 among Booth
           Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe,
           Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski
           Lifts, Inc., Grand Targhee Incorporated and BankBoston, N.A.

    10.21  Employment Agreement dated May 5, 1997 by and between Booth Creek Ski Holdings, Inc. and Timothy M.
           Petrick.

    10.22  Stock Option Agreement dated as of October 1, 1997 between Booth Creek Ski Group, Inc. and Timothy M.
           Petrick.

    10.23  Waiver Agreement dated January 27, 1998 to Credit Agreement dated as of December 3, 1996, as amended and restated as of March 18, 1997, as further amended as of June 15, 1997, July 30, 1997 and October
           27, 1997 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company,
           Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski
           Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated and BankBoston, N.A.

    10.24  Waiver Agreement dated January 28, 1998 to Credit Agreement dated as of December 3, 1996, as amended and restated as of March 18, 1997 as further amended as of June 15, 1997, July 30, 1997 and October 27,
           1997 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company,
           Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski
           Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated and BankBoston, N.A.

   *21.1   Subsidiaries of the Registrants.

    27.1   Financial Data Schedule.

-------------------------
 * Filed with Registration Statement No. 333-26091 and incorporated herein by reference.

** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly
   Period Ended August 1, 1997 and incorporated herein by reference.