Form 10-Q
period 1998-01-30
BOOTH CREEK SKI HOLDINGS INC
filed 1998-03-13
CIK 1037253

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED JANUARY 30, 1998


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



                               (530) 562-1010
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               --  ----
     As of February 27, 1998, 1,000 shares of the registrant's common stock were issued and outstanding.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements...............................  1
ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......  11

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................  20
ITEM 2.  Changes in Securities..............................  23
ITEM 6.  Exhibits and Reports on Form 8-K...................  23


         SIGNATURES.........................................  24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                         Booth Creek Ski Holdings, Inc.

                          Consolidated Balance Sheets

               (In thousands, except share and per share amounts)


                                                          JANUARY 30,      OCTOBER 31,
                                                              1998            1997
                                                          ---------------------------
                                                          (Unaudited)
ASSETS
Current assets:
 Cash                                                          $     1,511     $    462
 Accounts receivable, net of allowances of $37 and $35,
  respectively                                                       1,638        1,528
 Inventories                                                         3,965        3,059
 Prepaid expenses and other current assets                           3,064        1,396
                                                               ------------------------
Total current assets                                                10,178        6,445

Property and equipment, net                                        127,125      123,154
Real estate held for development and sale                           11,335       11,335
Deferred financing costs, net of accumulated
 amortization of $1,061 and $782, respectively                       5,950        6,229
Timber rights and other assets                                       6,963        7,402
Goodwill, net of accumulated amortization of $2,517 and
 $1,953, respectively                                               31,287       31,851
                                                               ------------------------
Total assets                                                   $   192,838     $186,416
                                                               ========================
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
 Senior credit facility                                           $  6,500     $ 15,000
 Current portion of long-term debt                                   1,924          947
 Accounts payable and accrued liabilities                           27,034       17,132
                                                               ------------------------
Total current liabilities                                           35,458       33,079

Long-term debt                                                     120,249      120,380
Other long-term liabilities                                            251          196
Commitments and contingencies
Preferred stock of subsidiary; 28,000 shares authorized,
 24,000 shares issued and outstanding at January 30,
 1998 (25,000 shares at October 31, 1997); liquidation
 preference and redemption value of $3,288 at January 30, 1998       3,288        3,354
Shareholder's equity:
 Common stock, $.01 par value; 1,000 shares authorized,
  issued and outstanding                                                 -            -
 Additional paid-in capital                                         46,500       46,500
 Accumulated deficit                                               (12,908)     (17,093)
                                                               ------------------------
Total shareholder's equity                                          33,592       29,407
                                                               ------------------------
Total liabilities and shareholder's equity                     $   192,838     $186,416
                                                               ========================

See accompanying notes.

                         Booth Creek Ski Holdings, Inc.

                     Consolidated Statements of Operations

                                 (In thousands)



                                                             (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                    JANUARY 30,         JANUARY 31,
                                                       1998                 1997
                                                  ----------------  ----------------
Revenue:
 Resort operations                                     $    39,016       $    23,784
 Real estate and other                                           -               140
                                                       -----------------------------
Total revenue                                               39,016            23,924
Operating expenses:
 Cost of sales - resort operations                          22,853            15,370
 Cost of sales - real estate and other                           -               123
 Depreciation and depletion                                  3,029             1,503
 Amortization of goodwill                                      564               268
 Selling, general and administrative expense                 3,437             2,227
 Management fees and corporate expenses                        512               306
                                                       -----------------------------
Total operating expenses                                    30,395            19,797
                                                       -----------------------------
Operating income                                             8,621             4,127
Other income (expense):
 Interest expense                                           (4,087)           (1,961)
 Amortization of deferred financing costs                     (279)             (602)
 Interest and other income                                       -                14
                                                       -----------------------------
 Other income (expense), net                                (4,366)           (2,549)
                                                       -----------------------------
Income before income taxes and minority interest             4,255             1,578
Income tax expense                                               -              (474)
                                                       -----------------------------
Income before minority interest                              4,255             1,104
Minority interest                                              (70)              (15)
                                                       -----------------------------
Net income                                             $     4,185       $     1,089
                                                       =============================

See accompanying notes.

                         Booth Creek Ski Holdings, Inc.

                 Consolidated Statement of Shareholder's Equity

                Three months ended January 30, 1998 (Unaudited)
                      and the year ended October 31, 1997

                                 (In thousands)





                               COMMON STOCK                  NOTE
                              --------------  ADDITIONAL  RECEIVABLE
                              SHARES  AMOUNT   PAID-IN       FROM      ACCUMULATED
                                               CAPITAL    SHAREHOLDER    DEFICIT     TOTAL
                              ---------------------------------------------------------------
Initial capitalization and
  balance at October 31, 1996  1,000      $-     $     2         $(2)     $     -   $      -
Payment received on
  shareholder note receivable      -       -           -           2            -          2
Capital contributions              -       -      46,498           -            -     46,498
Net loss                           -       -           -           -      (17,093)   (17,093)
                              ---------------------------------------------------------------
Balance at October 31, 1997    1,000       -      46,500           -      (17,093)    29,407
Net income                         -       -           -           -        4,185      4,185
                              ---------------------------------------------------------------
Balance at January 30, 1998    1,000      $-     $46,500         $ -     $(12,908)  $ 33,592
                              ==============================================================

See accompanying notes.

                         Booth Creek Ski Holdings, Inc.

                     Consolidated Statements of Cash Flows

                                 (In thousands)


                                                                    (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                           JANUARY 30,           JANUARY 31,
                                                             1998                    1997
                                                         ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $        4,185              $        1,089
Adjustment to reconcile net income to net cash
  provided by operating activities:
   Depreciation and depletion                                   3,029                       1,503
   Amortization of goodwill                                       564                         268
   Noncash cost of real estate sales                                -                          99
   Amortization of deferred financing costs                       279                         602
   Deferred income tax expense                                      -                         474
   Minority interest                                               70                          15
                                                       ------------------------------------------
   Changes in operating assets and liabilities:
     Accounts receivable                                         (110)                       (823)
     Inventories                                                 (906)                       (290)
     Prepaid expenses and other current assets                 (1,668)                       (634)
     Accounts payable and accrued liabilities                   9,902                       4,230
     Other long-term liabilities                                   55                           -
                                                       ------------------------------------------
Net cash provided by operating activities                      15,400                       6,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ski resorts, net of cash acquired                    -                    (133,498)
Capital expenditures for property and equipment                (4,473)                       (211)
Other assets                                                      439                        (772)
                                                       ------------------------------------------
Net cash used in investing activities                          (4,034)                   (134,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of senior credit facility                           (8,500)                          -
Proceeds of long-term debt                                          -                     100,000
Principal payments of long-term debt                           (1,681)                       (950)
Deferred financing costs                                            -                      (5,106)
Purchase of preferred stock of subsidiary and
   payment of dividends                                          (136)                          -
Payment received on shareholder note receivable                     -                           2
Capital contributions                                               -                      39,998
                                                       ------------------------------------------
Net cash (used in) provided by financing activities           (10,317)                    133,944
                                                       ------------------------------------------
Increase in cash                                                1,049                       5,996
Cash at beginning of period                                       462                           -
                                                       ------------------------------------------
Cash at end of period                                  $        1,511                      $5,996
                                                       ==========================================


See accompanying notes.

                         Booth Creek Ski Holdings, Inc.

                   Notes to Consolidated Financial Statements

                                January 30, 1998





1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Booth Creek Ski Holdings, Inc. ("Booth Creek") was organized on October 8, 1996 in the State of Delaware for the purpose of acquiring and operating various ski resorts, including Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe ("Sierra"), Bear Mountain, Waterville Valley, Mt. Cranmore, the Summit at Snoqualmie Pass (the "Summit" - formerly Snoqualmie Pass) and Grand Targhee.

The consolidated financial statements include the accounts of Booth Creek and its subsidiaries (collectively referred to as the "Company"), all of which are wholly-owned except for Ski Lifts, Inc. (the owner and operator of the Summit), which has shares of preferred stock owned by a third party. All significant intercompany transactions and balances have been eliminated.

Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

The accompanying consolidated financial statements as of January 30, 1998 and for the three month periods ended January 30, 1998 and January 31, 1997 are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at January 30, 1998, and its operating results and cash flows for the three month periods ended January 30, 1998 and January 31, 1997. Due to the highly seasonal nature of the Company's business and the effect of acquisitions (Note 2), the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading.

REPORTING PERIODS

The Company's reporting periods end on the Friday closest to the end of each month.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those results.

                         Booth Creek Ski Holdings, Inc.

2.   ACQUISITIONS

HISTORICAL ACQUISITIONS

During the year ended October 31, 1997, the Company made the following acquisitions (the "Historical Acquisitions"), which have been included in the accompanying statements of operations since the effective dates of such acquisitions, and accounted for using the purchase method.


    Resort                                  Acquisition Date
    ------                                  -----------------
Waterville Valley                           November 27, 1996
Mt. Cranmore                                November 27, 1996
Northstar                                   December 3, 1996
Sierra                                      December 3, 1996
Bear Mountain                               December 3, 1996
The Summit                                  January 15, 1997
Grand Targhee                               March 18, 1997

LOON MOUNTAIN ACQUISITION

On February 26, 1998, the Company acquired Loon Mountain Recreation Corporation ("LMRC"), the owner and operator of the Loon Mountain ski resort located in New Hampshire. The acquisition of LMRC (the "Loon Mountain Acquisition") was effected pursuant to an Agreement and Plan of Merger, dated September 18, 1997, as amended as of December 22, 1997, by and among the Company, as assignee of Parent, LMRC Acquisition Corp. and LMRC.

The aggregate net purchase price for the Loon Mountain Acquisition, determined through negotiations between the Company and LMRC, was approximately $29.0 million (including the assumption of debt which was repaid in connection with the acquisition). The Loon Mountain Acquisition was financed through (i) proceeds from the offering at par of $17,500,000 aggregate principal amount of the Company's 12.5% Series C Senior Notes due 2007 (See Note 4), issued under the Indenture, dated as of March 18, 1997, as amended and supplemented, among the Company, the Guarantors named therein, and the trustee, (ii) a capital contribution of $10.5 million to the Company by Parent (the "Equity Financing"), and (iii) available cash on hand and borrowings under the Company's Amended and Restated Credit Agreement dated March 18, 1997 as amended (the "Senior Credit Facility").

                         Booth Creek Ski Holdings, Inc.

2. ACQUISITIONS (CONTINUED)

PRO FORMA FINANCIAL INFORMATION

The following table represents unaudited pro forma financial information which presents the Company's consolidated results of operations for the three month periods ended January 30, 1998 and January 31, 1997 as if the Historical Acquisitions, Loon Mountain Acquisition and related financing transactions occurred on November 1, 1996.



                                                   THREE MONTHS ENDED
                                             JANUARY 30,          JANUARY 31,
                                                1998                1997
                                           ------------------  ----------------
                                                      (In thousands)
Statement of operations data:
  Revenue                                     $  45,773        $         38,086
  Operating income                            $  10,359        $            833
  Net income (loss)                           $   5,326        $         (3,285)
Other data:
  EBITDA                                      $  14,548        $          4,875
  Noncash cost of real estate and other       $       -        $            232

EBITDA represents income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales.

The pro forma information does not purport to be indicative of results that actually would have occurred had the acquisitions been made on the dates indicated or of results which may occur in the future.

                         Booth Creek Ski Holdings, Inc.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at January 30, 1998 and October 31, 1997:


                                           JANUARY 30,    OCTOBER 31,
                                               1998             1987
                                       ----------------------------------
                                                  (In thousands)

Accounts payable                        $11,832                    $7,618
Accrued compensation and benefits         2,548                     1,575
Taxes other than income                   1,614                       545
Unearned income and deposits              4,803                     3,341
Interest                                  5,536                     2,027
Other                                       701                     2,026
                                       ----------------------------------
                                        $27,034                   $17,132
                                       ==================================

4. FINANCING ARRANGEMENTS

SENIOR CREDIT FACILITY

Effective February 26, 1998, the borrowing availability under the Senior Credit Facility was increased to $25 million (the "Senior Credit Facility Amendment"). The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $6.0 million between February 15 and two business days preceding March 15 of each year, have no borrowings on the business day preceding March 15 of each year and cannot have borrowings in excess of $6.0 million between March 15 and April 15 of each year ($7.5 million between March 15, 1998 and April 15, 1998). Total borrowings outstanding under the Senior Credit Facility at January 30, 1998 were $6.5 million, which bore interest at 9%.

LONG-TERM DEBT

At January 30, 1998, $116 million of the Company's 12.5% Series B Senior Notes due 2007 (the "Series B Notes") were outstanding. The Series B Notes mature on March 15, 2007, and bear interest at 12.5% payable semiannually on each March 15 and September 15.

                         Booth Creek Ski Holdings, Inc.

4. FINANCING ARRANGEMENTS (CONTINUED)

LONG-TERM DEBT (CONTINUED)



On February 26, 1998, the Company consummated an offering (the "Offering") of $17.5 million of its 12.5% Series C Senior Notes (the "Series C Notes" and together with the Series B Notes, the "Notes"). The net proceeds of the Offering, the $10.5 million Equity Financing, and available cash on hand and borrowings under the Senior Credit Facility, were used to finance the Loon Mountain Acquisition (Note 2). The Series B Notes and Series C Notes are identical in all respects other than issue dates and the date from which interest accrues and except that the Notes will be subject to certain transfer restrictions.




The Notes are unconditionally guaranteed, on an unsecured senior basis, as to the payment of principal, premium, if any, and interest, jointly and severally (the "Guarantees"), by all Restricted Subsidiaries of the Company having either assets or shareholders' equity in excess of $20,000 (the "Guarantors"). All of the Company's direct and indirect subsidiaries are Restricted Subsidiaries, except the Real Estate LLC. Each Guarantee is effectively subordinated to all secured indebtedness of such Guarantor. The Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and the Guarantors, including indebtedness under the Senior Credit Facility. In addition, the Notes are structurally subordinated to any indebtedness of the Company's subsidiaries that are not Guarantors. The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Notes on a joint and several basis. Booth Creek is a holding company and has no operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the assets, equity, income and cash flow of the Real Estate LLC, Booth Creek's only non-guarantor subsidiary, are inconsequential and the common stock of the Real Estate LLC is entirely owned by Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or its non-guarantor subsidiary because management has determined that such information is not material to investors.

Prior to the consummation of the Loon Mountain Acquisition, the Company solicited consents from the holders of its Series B Notes to, among other things, (i) permit the Offering, (ii) permit the consummation of the Senior Credit Facility Amendment, (iii) modify the definitions of "Change of Control" and "Restricted Subsidiary" in the Indenture, and (iv) make minor modifications to certain other Indenture provisions. On February 20, 1998, the

                         Booth Creek Ski Holdings, Inc.

4. FINANCING ARRANGEMENTS (CONTINUED)

LONG-TERM DEBT (CONTINUED)

Company received sufficient consents to effect such actions and entered into a supplemental indenture modifying the Indenture, which became effective on February 26, 1998, upon the consummation of the Loon Mountain Acquisition and Equity Financing.

For the three months ended January 30, 1998 the Company entered into long-term debt and capital lease obligations of approximately $2.5 million for the purchase of equipment.

5. INCOME TAXES

During the year ended October 31, 1997, the Company recorded tax benefits for current operating losses to the extent of recorded deferred tax liabilities. Due to the Company's lack of profitable history, the tax benefits of excess operating losses were fully offset by a valuation reserve. Similarly, no federal income tax provision is expected for the year ended October 30, 1998 due to continued operating losses. Accordingly, during the quarter ended January 30, 1998, no federal income tax provision has been provided.

Based on preliminary purchase price allocations for the Historical Acquisitions as described in Note 2, deferred tax liabilities of approximately $4.4 million were recorded in the preliminary opening balance sheets. This resulted in an expected effective income tax rate of approximately 25%, which was used by the Company in preparing its consolidated financial statements for the three months ended January 31, 1997. Final purchase price allocations, primarily for the Summit acquisition, resulted in less value being assigned to property and equipment, more to goodwill and a corresponding reduction in the original deferred tax liabilities. Accordingly, the actual income tax rate for the year ended October 31, 1997 was 10.8%, and was adjusted for in the fourth quarter of 1997 on a catch-up basis as a change in estimate.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below relates to the historical financial statements and historical and pro forma results of operations of the Company and the liquidity and capital resources of the Company. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. The results of Loon Mountain Recreation Corporation, which was acquired by the Company on February 26, 1998, are not included in the Company's consolidated historical results of operations for the periods covered by this report.

     Except for historical matters, the matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that certain factors below could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include: regional and national economic conditions, the successful or unsuccessful integration of acquired businesses, weather conditions, natural disasters (such as earthquakes), industry competition and governmental regulation and risks associated with expansion, leased property and property used pursuant to the United States Forest Service permits.

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

     The Company's three most weather-sensitive resorts, Bear Mountain, Waterville Valley and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 112, 159, and 103 days, respectively, during each of the last six ski seasons. The Company's Northstar, Sierra, Summit and Grand Targhee resorts are less weather-sensitive based on their historical natural snowfall, averaging approximately 286, 470, 379, and 528 inches of snowfall, respectively, per year since 1991 through the 1996/97 ski season. As a result of their historic natural snowfall, their snowmaking capabilities are considerably less extensive than at Bear Mountain, Waterville Valley or Mt. Cranmore.

     The Company's results of operations are also highly dependent on its ability to compete in each of the large regional ski markets in which it operates. At Northstar and Sierra, more than 80% of the 1996/97 ski season total skier days were attributable to residents of the San Francisco,
Sacramento and Central California Valley regions. At Bear Mountain, more than
95%
of the 1996/97 ski season total skier days were attributable to residents of the Los Angeles and San Diego metropolitan regions. At Waterville Valley and Mt. Cranmore, more than 79% of the 1996/97 ski season total skier days were attributable to residents of the Boston metropolitan area and southern New Hampshire. At the Summit, the Company estimates that more than 95% of the 1996/97 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region. The Company's Grand Targhee resort attracts approximately 62% of its skiers from outside its local skiing population.

     In addition to revenue generated from skiing operations, the Company's resorts generate significant revenue from non-ski operations, including lodging, conference center services, health and tennis clubs and summer activities such as mountain biking rentals and golf course fees.

     A significant portion of total operating costs at the Company's resorts are variable, consisting primarily of retail and food service cost of sales, utilities and labor expense. These variable costs can fluctuate significantly based upon skier days and other seasonal factors. With the exception of certain management, marketing and maintenance personnel, all of the Company's employees are compensated on an hourly basis.

RESULTS OF OPERATIONS OF THE COMPANY

      Historical Three Months Ended January 30, 1998 as Compared to the Historical Three Months Ended January 31, 1997

     The Company was formed October 8, 1996. During the year ended October 31, 1997, the Company made the following acquisitions which are included in the results of operations of the Company from the respective purchase dates and were accounted for using the purchase method:


     RESORT                                        ACQUISITION DATE
-----------------------------------------------------------------------
Waterville Valley                                  November 27, 1996
Mt. Cranmore                                       November 27, 1996
Northstar                                          December 3, 1996
Sierra                                             December 3, 1996
Bear Mountain                                      December 3, 1996
The Summit                                         January 15, 1997
Grand Targhee                                      March 18, 1997

     Total revenue for the three months ended January 30, 1998 was $39,016,000, an increase of $15,092,000, or 63.1%, over the Company's revenues for the three months ended January 31, 1997. Due to the timing of the acquisitions, the 1997 period does not reflect a full quarter of operating revenues for the resorts, which accounts for a significant part of the increase. The increase in revenue is also due to more typical weather conditions in the Lake Tahoe region in the current period than during the comparable period in the 1996/97 ski season. During the 1996/97 ski season, revenue was negatively impacted by a mudslide which shut down the highway which provides primary access to Sierra and poor weather conditions during the holiday period at many of the Company's other resorts.

     Total operating expenses for the three months ended January 30, 1998 were $30,395,000, an increase of $10,598,000, or 53.5%, over the Company's total operating expenses for the three months ended January 31, 1997. Due to the timing of the acquisitions in the 1997 period, the 1997 period does not reflect a full quarter of operating expenses for the resorts, which accounts for a significant part of the increase. During the 1998 quarter, the Company was able to achieve savings in payroll and other expenses using its management information systems.

     Interest expense for the three months ended January 30, 1998 totaled $4,087,000, an increase of $2,126,000 over the Company's interest expense for the three months ended January 31, 1997, reflecting generally higher levels of borrowings and higher interest rates in the 1998 period. Interest expense for the three months ended January 30, 1998 is primarily comprised of interest on $116 million aggregate principal amount of the Company's 12.5% Senior Notes due 2007, and interest on the Senior Credit Facility at approximately 9%. For the three months ended January 31, 1997, interest expense is primarily comprised of interest on $90 million in bridge notes and $10 million in intercompany notes to the Company's parent (together, the "Bridge Financing"), which bore interest at approximately 11% per annum. The Bridge Financing was initially incurred in connection with the resort acquisitions which occurred on November 27, 1996 and December 3, 1996, respectively.

     During the year ended October 31, 1997, the Company recorded tax benefits for current operating losses to the extent of recorded deferred tax liabilities. Due to the Company's lack of profitable history, the tax benefits of excess operating losses were fully offset by a valuation reserve. Similarly, no federal income tax provision is expected for the year ended October 30, 1998 due to continued operating losses. Accordingly, during the quarter ended January 30, 1998, no federal income tax provision has been provided.

     For the quarter ended January 31, 1997, income taxes were based on preliminary purchase price allocations for the Company's acquisitions of the resorts. Deferred tax liabilities of approximately $4.4 million were recorded in the preliminary opening balance sheets. This resulted in an expected income tax benefit rate of approximately 25%, which was used by the Company in preparing its financial statements through the third quarter of 1997. Final purchase allocations, primarily for the Summit acquisition, resulted in less value being assigned to fixed assets, more to goodwill and a corresponding reduction in the original deferred tax liabilities. Accordingly, the actual income tax benefit rate for the year ended October 31, 1997 was 10.8%, and was adjusted for in the fourth quarter on a catch-up basis as a change in estimate.

      Pro Forma Three Months Ended January 30, 1998 as Compared to the Pro Forma Three Months Ended January 31, 1998

     The following unaudited pro forma results of operations of the Company for the three months ended January 30, 1998 and January 31, 1997 assume that all the resort acquisitions (including the Loon Mountain Acquisition) and related financings had occurred on November 1, 1996. These unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                             PRO FORMA THREE             PRO FORMA THREE
                                               MONTHS ENDED                 MONTHS ENDED
                                             JANUARY 30, 1998             JANUARY 31, 1997
                                          --------------------------------------------------
                                                            (In thousands)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Resort operations                        $        45,773              $             37,642
  Real estate and other                                  -                               444
                                          --------------------------------------------------
                                                    45,773                            38,086
Operating expenses:
  Resort operations                                 31,225                            33,159
  Cost of sales - real estate and other                  -                               284
Depreciation, depletion and amortization             4,189                             3,810
                                          --------------------------------------------------
Operating income                                    10,359                               833
Interest expense (net)                               4,963                             4,437
                                          --------------------------------------------------
Pre-tax income (loss)                                5,396                           (3,604)
Income tax benefit                                       -                             (389)
                                          --------------------------------------------------
Income (loss) before minority interest               5,396                           (3,215)
Minority interest                                       70                                70
                                          --------------------------------------------------
Net income (loss)                          $        5,326               $             (3,285)
                                          ==================================================
OTHER DATA:
EBITDA                                     $        14,548              $              4,875
Noncash cost of real estate sales          $             -              $                232

     Total pro forma revenues for the three months ended January 30, 1998 would have been $45,773,000, an increase of $7,687,000, or 20.2%, over the comparable period in 1997. Northstar, Sierra, Grand Targhee, Loon Mountain and Waterville Valley generated increased revenues in the 1998 period of 40%, 108%, 29%, 21%, and 9%, respectively, due primarily to paid skier day increases, and improved yields at Grand Targhee and Loon Mountain. The increase in revenue is primarily due to more typical weather conditions in the Lake Tahoe region in the current period than during the comparable period in the 1996/97 ski season. Paid skier visits would have increased 14%, or approximately 107,000, in the 1998 quarter as compared to the 1997 quarter primarily due to improved weather conditions during the holiday period which allowed travelers to reach the Company's resorts. During the first quarter of fiscal 1997, revenues were negatively impacted by a mudslide which shut down the highway which provides primary access to Sierra as well as poor weather conditions during the holiday period at many of the

Company's other resorts. The Company's increased revenues and paid skier visits in the current quarter were partially offset by decreases in revenue during the 1998 period at the Summit and Bear Mountain of 2% and 8%, respectively, due poor weather conditions which delayed the resorts season opening and resulted in decreases in paid skier visits. The Company had no sales of real estate during the three months ended January 30, 1998 as compared to $444,000 in the comparable 1997 pro forma period.

     Pro forma resort operating expenses, excluding depreciation, depletion and amortization for the three month period ended January 30, 1998 would have been $31,225,000, a decrease of $1,934,000, or 5.8%, over the comparable period in 1997. Pro forma operating expenses for the three months ended January 30, 1998 at most of the Company's resorts were generally consistent with the comparable 1997 pro forma period except for Bear Mountain which experienced a reduction in operating expenses of approximately $1.9 million. The late 1997/98 ski season opening along with a reduction in snowmaking costs resulted in lower operating expenses at Bear Mountain when compared to the comparable 1997 period.

     Pro forma depreciation, depletion and amortization for the pro forma three month period ended January 30, 1998 was $4,189,000. The increase of $379,000 or 9.9% over the 1997 period was due to higher average asset balances in the 1998 period.

     Net interest expense for the pro forma three month period ended January 30, 1998 would have totaled $4,963,000, an increase of $526,000 from the comparable in period 1997. The increase was due to interest expense on borrowings under the Senior Credit Facility used to fund capital expenditures, maintenance activities and normal seasonal working capital requirements in the off-season period of 1997.

     The income tax benefit for the pro forma three months ended January 31, 1997 of $389,000 reflects the benefit of operating losses to the extent of net deferred tax liabilities recorded in purchase accounting assuming that all the resort acquisitions were made on November 1, 1996. As it was assumed that all of the income tax benefit during the pro forma year ended October 31, 1997 reduced deferred taxes to zero, no additional income tax benefit was recorded during the pro forma three month period ended January 30, 1998 as it was assumed that valuation allowances will fully offset the benefit of net operating losses given assumed lack of profitability of the Company for the pro forma year ended October 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility currently provides for borrowing availability of up to $25 million. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $6.0 million between February 15 and two business days preceding March 15 of each year, have no borrowings on the business day preceding March 15 of each year and not have borrowings in excess of $6.0 million between March 15 and April 15 of each year ($7.5 million between March 15, 1998 and April 15, 1998). The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through October, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities and to build retail and other inventories prior to the start of the skiing season and for other cash requirements.

     The Company's capital expenditures for the three months ended January 30, 1998 were approximately $4.5 million. Management anticipates that annual capital expenditures in each of fiscal 1998 and 1999 will be approximately $7.0 million. Future capital expenditures include approximately $4.0 million in each of the next two years for resort maintenance and safety and $3.0 million for resort upgrades that management deems appropriate. The Company plans to fund these capital expenditures from available operating cash flows, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture and borrowings under the Senior Credit Facility.

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

     The Company's liquidity will be significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. In addition, the Company's high level of debt may increase its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. Any decline in the Company's expected operating performance could have a material adverse effect on the Company's liquidity and on its ability to service its debt and make required capital expenditures.

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

REGULATION AND LEGISLATION

     The Company's operations are dependent upon its ownership or control over the real estate constituting each resort. The real property presently used at the Northstar and Mt. Cranmore resorts is owned by the Company. The Company has the right to use a substantial portion of the real property associated with the Bear Mountain, Sierra, the Summit, Grand Targhee and Waterville Valley resorts under the terms of special use permits issued by the United States Forest Service (the "Forest Service" or the "USFS"). The special use permits for the Bear Mountain, Sierra, Waterville Valley, the Summit and Grand Targhee resorts were reissued at the time of the Company's acquisition of such resorts, with the Bear Mountain permit expiring in 2020, the Sierra permit expiring in 2008, the Waterville Valley permit expiring in 2034, the Summit permit expiring in 2032 and the Grand Targhee permit expiring in 2034.

     A substantial portion of the real property associated with the Loon Mountain resort is likewise used under Forest Service permits. In 1993, the Forest Service authorized various lift, trail and snowmaking improvements on Loon Mountain and an expansion onto South Mountain.

In 1996, the United States Court of Appeals for the First Circuit overturned this authorization on the ground that the Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). Certain improvements and part of the expansion had been constructed before the First Circuit ruled. On May 5, 1997, the United States District Court for the District of New Hampshire entered a stipulated order which authorizes existing improvements to remain in place and existing operations to continue but generally prohibits future construction, restricts use of a major snowmaking water source, and requires certain water discharge permits to be pursued, pending Forest Service reconsideration of the projects under NEPA. See
Part II - Item 1 for a more detailed discussion.

     Existing use of Loon Mountain is authorized under a term permit, which covers facilities and expires in 2006, and a supplemental permit, which covers the balance of Loon Mountain; existing, non-skiing, use of South Mountain is authorized under an annual permit which expires in February 1999, but is expected to be reissued. After the Forest Service reconsiders the improvements and expansion under NEPA, it will need to render a new decision and, if appropriate, issue a new permit. At that time, the District Court order will terminate. Based upon the existing administrative record, and certain proposed modifications to the resort's snowmaking operations which are intended to better protect water resources, the Company expects that the improvements and expansion will be approved by the Forest Service. However, no assurance can be given regarding the timing or outcome of this process.

     In August 1997, the Forest Service authorized the Loon Mountain resort to construct a new snowmaking pipeline across permitted land. The Forest Service found that such construction is consistent with the District Court order and will enable the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline has been completed, its use has been challenged by private parties who assert that the Forest Service violated NEPA. On January 20, 1998, the United States District Court for the District of New Hampshire issued a decision finding that the Forest Service violated NEPA in failing to address the potential for the new pipeline to increase the amount of snow made and any associated environmental effects. The Company expects the pipeline to be reapproved upon its reconsideration under NEPA by the Forest Service. However, no assurances can be given regarding the timing or outcome of this process.
See Part II - Item I for a more detailed discussion.

     The Forest Service has the right to approve the location, design and construction of improvements in the permit area and many operational matters. Under its Forest Service permits, the Company is required to pay fees to the Forest Service. Under recently enacted legislation, retroactively effect to the 1995/96 ski season, the fees range from 1.5% to approximately 4.0% of certain revenues, with the rate generally rising with increased revenues. However, through fiscal 1998, the Company is required to pay the greater of
(i) the fees due under the new legislation and (ii) the fees actually paid for the 1994/95 ski season, unless gross revenue in a ski season falls more than 10% below that of the 1994/95 ski season, in which case the fees due are calculated solely under the new legislation. The calculation of gross revenues includes, among other things, lift tickets, ski school lessons, food and beverages, rental equipment and retail merchandise revenues. Total fees paid to the Forest Service by the Company during the year ended October

31, 1997 were approximately $665,000. The new legislation is not expected to have a material effect on fees payable in future periods.

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

     The Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation. However, at Grand Targhee, the Wyoming Department of Environmental Quality (the "DEQ") has issued a Notice of Violation of state water pollution requirements based on alleged discharge from a wastewater lagoon without a permit. The Company has entered into a negotiated compliance order with the DEQ requiring construction and operation of a new wastewater facility by November 1998 at a cost of approximately $1.0 million. In November 1997, the concrete construction of the footings, walls and treatment tanks of such facility was completed.

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

     The operations at the Company's resorts require permits and approvals from certain federal, state and local authorities. In addition, the Company's operations are heavily dependent upon its continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of its facilities, and otherwise to conduct its operations. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies will not occur in a manner that could have a detrimental effect on the Company, or that material permits, licenses or agreements will not be canceled, non-renewed, or renewed on terms materially less favorable to the Company. Major expansions of any one or more resorts could require, among other things, the filing of an environmental impact statement or other documentation with the Forest Service and state or local governments NEPA and certain state or local counterparts if it is determined that the expansion may have a significant impact upon the environment. Although the Company has no reason to believe that it will not be successful in implementing its operations and development plans, no assurance can be given that necessary permits and approvals will be obtained.

     Pursuant to the First Circuit's decision and the District Court order, each discussed under Part II - Item 1, LMRC has applied to the Environmental Protection Agency ("EPA") for a Clean Water Act (the "CWA") discharge permit covering discharges associated with its snowmaking operations. Certain ongoing discharges are authorized by the District Court order pending final action on the permit and subject to the Court's reserved power to modify such approval to address any resulting environmental issues. The Company expects the EPA to issue a permit addressing future discharges prior to the 1998/99 ski season. LMRC does not expect this permit to involve costs or restrictions that have a material adverse effect on the resort's operations, but no assurances may be given as to the outcome or timing of this process.

     Certain regulatory approvals associated with the new snowmaking pipeline at Loon Mountain impose minimum stream flow requirements on LMRC. These requirements will compel LMRC to construct water storage facilities within the next ten years, and such construction will require further regulatory approvals and environmental documentation under the NEPA.

     In addition, LMRC was notified in September 1997 that it had allegedly filled certain wetlands at the resort in violation of the CWA. In response, LMRC worked with the EPA to remove the alleged fill and implement certain erosion control measures. On January 15, 1998, an individual notified the EPA, LMRC, and certain other persons that he intends to instigate a lawsuit under the CWA regarding the alleged wetland violation. On February 2, 1998, the EPA wrote such individual that the alleged fill had been removed and that it does not believe there is a continuing violation at the site.


PART II. OTHER INFORMATION

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

In connection with the Loon Mountain Acquisition, certain shareholders of LMRC filed a lawsuit in New Hampshire state court against LMRC and its directors alleging breach of fiduciary duty and against the Company alleging that the Company failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute"). Prior to the filing of the lawsuit against the Company, the Company had sought and received a "no action" letter from the Bureau of Securities Regulation, New Hampshire Department of State (the "Bureau") finding that the Takeover Statute was inapplicable to the proposed merger with LMRC. Following a request by the plaintiffs in the lawsuit to reconsider the "no action" order, the Bureau reaffirmed its decision. The two lawsuits have been combined and are currently pending in the Superior Court in Grafton County, New Hampshire. The plaintiffs' initial request for a preliminary injunction prohibiting the Company (or its affiliates) form proceeding with the Loon Mountain Acquisition was denied on October 28, 1997. Before the litigation proceeded further, both parties amended the merger agreement. The Company then sought and obtained an additional order by the Bureau that the Takeover Statue did not apply. On January 30, 1998, the Company filed its answer to the plaintiffs' petition and plans on filing a motion to dismiss the entire action based on procedural and substantive grounds. If ultimately successful, the plaintiffs could seek money damages or a rescission of the Loon Mountain Acquisition. While management of the Company believes that its position will prevail, no assurance can be given regarding the outcome of this litigation.

In 1995, an individual sued the Forest Service in the United States District Court for the District of New Hampshire alleging that the Forest Service had violated NEPA, the CWA, and an executive order in 1993 approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort onto South Mountain. LMRC and an environmental group intervened. The District Court entered summary judgment for the Forest Service on all claims and the plaintiffs appealed. In December 1996, the United States Court of Appeals for the First Circuit reversed the District Court and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. On May 5, 1997, the District Court entered a stipulated order that: enjoins LMRC from any further construction implementing the project, with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any associated pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the 1993 Forest Service decision to their preexisting condition if not ultimately approved by the Forest Service. This order will remain in effect until the supplemental NEPA process is completed and the Forest Service issues a new special use permit. The Company has applied for requisite permits under the CWA for its snowmaking system and expects them to be issued upon acceptable terms. However, no assurance can be provided on the timing or terms of the permit process.

Following the First Circuit's decision, the plaintiffs filed a motion with the District Court asking it to impose a civil penalty under the CWA of $5,550,125 and attorney fees and costs against LMRC for unpermitted discharges into Loon Pond without a discharge permit during its snowmaking operations in the 1996/97 ski season and preceding years. The discharge at issue involve water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into the Pond. In connection with the Loon Mountain Acquisition, the Company has obtained environmental pollution insurance for $4,500,000 of coverage above a $1.2 million deductible to cover any penalties, fees, and costs that the Court assesses against LMRC. LMRC has asserted various defenses to the merits and amount of penalty sought. However, no assurances can be given regarding the outcome of this litigation.

On August 29, 1997, the plaintiffs filed a second lawsuit against the Forest Service in the United States District Court for the District of New Hampshire alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. Another party intervened as plaintiff, and LMRC intervened as defendant. The Forest Service and LMRC asserted various defenses. On January 20, 1998, the District Court held that the pipeline may be analyzed and approved by the Forest Service separately from the South Mountain expansion, but that the Forest Service violated NEPA by failing to consider the potential environmental effects of the resulting increase in snowmaking capacity. In response, the Forest Service will prepare additional NEPA documents which will be subject to challenge. Following the preparation of this documentation and consideration of any resulting challenge, the Court will determine whether to issue an injunction restricting the use or requiring removal of the pipeline. The Company would expect the pipeline to be reapproved following the further Forest Service proceeding. However, no assurances can be given regarding the outcome or timing of this proceeding or the litigation itself.

On August 1, 1997, two plaintiffs filed a lawsuit against the Town of Lincoln Planning Board and LMRC in the Grafton County Superior Court in the State of New Hampshire alleging that the Planning Board had improperly approved various facilities associated with the snowmaking pipeline. On September 30, 1997, LMRC moved to dismiss the claims against it, but sought to remain in the case as in intervenor. Also on September 30, 1997, the Planning Board answered the complaint, denying most of the allegations and raising various defenses. In the event that the plaintiffs are successful, the Planning Board would be requested to reconsider the facilities and issue a new decision. However, no assurance can be given regarding the outcome or timing of this litigation or any resulting Planning Board review.

ITEM 2. CHANGES IN SECURITIES.

Prior to the consummation of the Loon Mountain Acquisition, the Company solicited consents from the holders of its Series B Notes to, among other things, (i) permit the Offering, (ii) permit the consummation of the Senior Credit Facility Amendment, (iii) modify the definitions of "Change of Control" and "Restricted Subsidiary" in the Indenture, and (iv) make minor modifications to certain other Indenture provisions. On February 20, 1998, the Company received sufficient consents to effect such actions and entered into a supplemental indenture modifying the Indenture, which became effective on February 26, 1998, upon the consummation of the Loon Mountain Acquisition and Equity Financing.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 a. Exhibits


 Exhibit No.  Description of Exhibit
 -----------  ----------------------
    3.1       Amended and Restated Articles of Incorporation of Loon Mountain Recreation Corporation
    3.2       Amended and Restated Bylaws of Loon Mountain Recreation Corporation
    3.3       Amended and Restated Articles of Incorporation of Loon Realty Corp.
    3.4       Amended and Restated Bylaws of Loon Realty Corp.
    3.5       Articles of Incorporation of LMRC Holding Corp.
    3.6       Bylaws of LMRC Holding Corp.
    10        Form of Employment Agreement, by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.
    27        Financial Data Schedule


b. Reports on Form 8-K

   No reports on Form 8-K were filed during the three months ended January 30, 1998. The Company filed a report on Form 8-K on March 9, 1998 in connection with the Loon Mountain Acquisition which includes certain financial statements of Loon Mountain Recreation Corporation and Unaudited Pro Forma Financial Information of Booth Creek Ski Holdings, Inc.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                         BOOTH CREEK SKI HOLDINGS, INC.
                                  (Registrant)



March 13, 1998                      /s/ NANCI N. NORTHWAY
--------------                      ---------------------
Date                                Nanci N. Northway
                                    Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)

                              INDEX TO EXHIBITS


Exhibit No.             Description of Exhibit
-----------             ----------------------

   3.1                  Amended and Restated Articles of Incorporation
                         of Loon Mountain Recreation Corporation
   3.2                  Amended and Restated Bylaws of Loon Mountain
                         Recreation Corporation
   3.3                  Amended and Restated Articles of Incorporation
                         of Loon Realty Corp.
   3.4                  Amended and Restated Bylaws of Loon Realty Corp.
   3.5                  Articles of Incorporation of LMRC Holding Corp.
   3.6                  Bylaws of LMRC Holding Corp.
   10                   Form of Employment Agreement, by and Between Booth
                         Creek Ski Holdings, Inc. and Timothy H. Beck.
   27                   Financial Data Schedule