Form 10-Q
period 1998-05-01
BOOTH CREEK SKI HOLDINGS INC
filed 1998-06-15
CIK 1037253

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 1, 1998 OR

[ ]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-26091

                         BOOTH CREEK SKI HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      84-1359604
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

       HIGHWAY 267 AND NORTHSTAR DRIVE
             TRUCKEE, CALIFORNIA                                   96160
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (530) 562-1010

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                No ____

     As of May 29, 1998, 1,000 shares of the registrant's common stock were issued and outstanding.

================================================================================

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements........................................      1
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      9

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings...........................................     18
Item 2.    Changes in Securities.......................................     19
Item 3.    Defaults Upon Senior Securities.............................     20
Item 4.    Submission of Matters to a Vote of Security Holders.........     20
Item 5.    Other Information...........................................     20
Item 6.    Exhibits and Reports on Form 8-K............................     21

           SIGNATURES..................................................

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         BOOTH CREEK SKI HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                MAY 1,         OCTOBER 31,
                                                                 1998             1997
                                                                ------         -----------
                                                              (UNAUDITED)
                             ASSETS
Current assets:
  Cash......................................................   $  2,251         $    462
  Accounts receivable, net of allowances of $65 and $35,
     respectively...........................................      1,517            1,528
  Inventories...............................................      2,438            3,059
  Prepaid expenses and other current assets.................      1,333            1,396
                                                               --------         --------
     Total current assets...................................      7,539            6,445
Property and equipment, net.................................    155,488          123,154
Real estate held for development and sale...................     12,342           11,335
Deferred financing costs, net of accumulated amortization of
  $1,393 and $782, respectively.............................      7,034            6,229
Timber rights and other assets..............................      6,732            7,402
Goodwill, net of accumulated amortization of $3,069 and
  $1,953, respectively......................................     30,735           31,851
                                                               --------         --------
     Total assets...........................................   $219,870         $186,416
                                                               ========         ========
            LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Senior credit facility....................................   $  6,419         $ 15,000
  Current portion of long-term debt.........................      1,920              947
  Accounts payable and accrued liabilities..................     19,126           17,132
                                                               --------         --------
     Total current liabilities..............................     27,465           33,079
Long-term debt..............................................    137,249          120,380
Other long-term liabilities.................................        184              196
Commitments and contingencies
Preferred stock of subsidiary; 28,000 shares authorized,
  23,000 shares issued and outstanding at May 1, 1998
  (25,000 shares at October 31, 1997); liquidation
  preference and redemption value of $2,889 at May 1,
  1998......................................................      2,889            3,354
Shareholder's equity:
  Common stock, $.01 par value; 1,000 shares authorized,
     issued and outstanding.................................         --               --
  Additional paid-in capital................................     57,000           46,500
  Accumulated deficit.......................................     (4,917)         (17,093)
                                                               --------         --------
     Total shareholder's equity.............................     52,083           29,407
                                                               --------         --------
Total liabilities and shareholder's equity..................   $219,870         $186,416
                                                               ========         ========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                          SIX MONTHS ENDED    THREE MONTHS ENDED
                                                          -----------------   -------------------
                                                          MAY 1,    MAY 2,     MAY 1,     MAY 2,
                                                           1998      1997       1998       1997
                                                          ------    ------     ------     ------
                                                                        (UNAUDITED)
Revenue:
  Resort operations.....................................  $87,848   $60,469   $48,832    $36,685
  Real estate and other.................................       --       450        --        310
                                                          -------   -------   -------    -------
Total revenue...........................................   87,848    60,919    48,832     36,995
Operating expenses:
  Cost of sales -- resort operations....................   48,571    36,105    25,718     20,735
  Cost of sales -- real estate and other................       --       378        --        255
  Depreciation and depletion............................    6,642     4,427     3,613      2,924
  Amortization of goodwill..............................    1,116       697       552        429
  Selling, general and administrative expense...........    8,490     6,518     5,053      4,291
  Management fees and corporate expenses................    1,764       827     1,252        521
                                                          -------   -------   -------    -------
Total operating expenses................................   66,583    48,952    36,188     29,155
                                                          -------   -------   -------    -------
Operating income........................................   21,265    11,967    12,644      7,840
Other income (expense):
  Interest expense......................................   (8,347)   (5,163)   (4,260)    (3,202)
  Amortization of deferred financing costs..............     (611)   (1,196)     (332)      (594)
  Interest and other income.............................        7        55         7         41
                                                          -------   -------   -------    -------
  Other income (expense), net...........................   (8,951)   (6,304)   (4,585)    (3,755)
                                                          -------   -------   -------    -------
Income before income taxes..............................   12,314     5,663     8,059      4,085
Income tax expense......................................       --    (1,416)       --       (942)
                                                          -------   -------   -------    -------
Income before minority interest and extraordinary
  item..................................................   12,314     4,247     8,059      3,143
Minority interest.......................................     (138)      (87)      (68)       (72)
                                                          -------   -------   -------    -------
Income before extraordinary item........................   12,176     4,160     7,991      3,071
Extraordinary loss on early retirement of debt (net of
  applicable income taxes of $666)......................       --    (1,998)       --     (1,998)
                                                          -------   -------   -------    -------
Net income..............................................  $12,176   $ 2,162   $ 7,991    $ 1,073
                                                          =======   =======   =======    =======

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                    SIX MONTHS ENDED MAY 1, 1998 (UNAUDITED)
                      AND THE YEAR ENDED OCTOBER 31, 1997
                                 (IN THOUSANDS)

                                                                             NOTE
                                          COMMON STOCK      ADDITIONAL    RECEIVABLE
                                        ----------------     PAID-IN         FROM        ACCUMULATED
                                        SHARES    AMOUNT     CAPITAL      SHAREHOLDER      DEFICIT       TOTAL
                                        ------    ------    ----------    -----------    -----------     -----
Initial capitalization and balance
  at October 31, 1996...............    1,000       $--      $     2          $(2)        $     --      $     --
Payment received on shareholder note
  receivable........................       --        --           --            2               --             2
Capital contributions...............       --        --       46,498           --               --        46,498
Net loss............................       --        --           --           --          (17,093)      (17,093)
                                        -----        --      -------          ---         --------      --------
Balance at October 31, 1997.........    1,000        --       46,500           --          (17,093)       29,407
Capital contributions...............       --        --       10,500           --               --        10,500
Net income..........................       --        --           --           --           12,176        12,176
                                        -----        --      -------          ---         --------      --------
Balance at May 1, 1998..............    1,000       $--      $57,000          $--         $ (4,917)     $ 52,083
                                        =====       ===      =======          ===         ========      ========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                              ----------------------------
                                                              MAY 1, 1998      MAY 2, 1997
                                                              -----------      -----------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $ 12,176         $   2,162
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and depletion................................      6,642             4,427
  Amortization of goodwill..................................      1,116               697
  Noncash cost of real estate sales.........................         --               349
  Amortization of deferred financing costs..................        611             1,196
  Deferred income tax expense...............................         --             1,416
  Minority interest.........................................        138                87
  Extraordinary loss on early retirement of debt............         --             1,998
  Changes in operating assets and liabilities:
     Accounts receivable....................................        335              (426)
     Inventories............................................      1,146             1,020
     Prepaid expenses and other current assets..............        176               900
     Accounts payable and accrued liabilities...............         56              (205)
     Other long-term liabilities............................        (12)               --
                                                               --------         ---------
Net cash provided by operating activities...................     22,384            13,621
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ski resorts, net of cash acquired............    (29,944)         (142,062)
Capital expenditures for property and equipment.............     (6,438)           (2,416)
Expenditures for real estate and other assets...............        572              (142)
                                                               --------         ---------
Net cash used in investing activities.......................    (35,810)         (144,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of senior credit facility........................     (8,581)               --
Proceeds of long-term debt..................................     17,500           216,000
Principal payments of long-term debt........................     (2,185)         (112,980)
Deferred financing costs....................................     (1,416)           (9,805)
Purchase of preferred stock of subsidiary and payment of
  dividends.................................................       (603)               --
Payment received on shareholder note receivable.............         --                 2
Capital contributions.......................................     10,500            46,498
                                                               --------         ---------
Net cash provided by financing activities...................     15,215           139,715
                                                               --------         ---------
Increase in cash............................................      1,789             8,716
Cash at beginning of period.................................        462                --
                                                               --------         ---------
Cash at end of period.......................................   $  2,251         $   8,716
                                                               ========         =========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 1, 1998

1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Booth Creek Ski Holdings, Inc. ("Booth Creek") was organized on October 8, 1996 in the State of Delaware for the purpose of acquiring and operating various ski resorts, including Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe ("Sierra"), Bear Mountain, Waterville Valley, Mt. Cranmore, the Summit at Snoqualmie Pass (the "Summit" -- formerly Snoqualmie Pass), Grand Targhee and Loon Mountain.

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

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

     The accompanying consolidated financial statements as of May 1, 1998 and for the three and six month periods ended May 1, 1998 and May 2, 1997 are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at May 1, 1998, and its operating results and cash flows for the three and six month periods ended May 1, 1998 and May 2, 1997. Due to the highly seasonal nature of the Company's business and the effect of acquisitions (Note 2), the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to GAAP applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading.

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

2. ACQUISITIONS

1997 ACQUISITIONS

     During the year ended October 31, 1997, the Company made the following acquisitions (the "1997 Acquisitions"), which have been included in the accompanying statements of operations since the effective dates of such acquisitions, and accounted for using the purchase method.

                          RESORT                            ACQUISITION DATE
                          ------                            ----------------
Waterville Valley.........................................  November 27, 1996
Mt. Cranmore..............................................  November 27, 1996
Northstar.................................................  December 3, 1996
Sierra....................................................  December 3, 1996
Bear Mountain.............................................  December 3, 1996
The Summit................................................  January 15, 1997
Grand Targhee.............................................  March 18, 1997

                         BOOTH CREEK SKI HOLDINGS, INC.

2. ACQUISITIONS (CONTINUED)

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

     The aggregate net purchase price for the Loon Mountain Acquisition, determined through negotiations between the Company and LMRC, was approximately $29.9 million (including the assumption of debt which was repaid in connection with the acquisition and acquisition costs). The Loon Mountain Acquisition was financed through (i) proceeds from the offering at par of $17,500,000 aggregate principal amount of the Company's 12.5% Series C Senior Notes due 2007 (see Note
4), issued under the Indenture, dated as of March 18, 1997, as amended and supplemented among the Company, the Guarantors named therein, and the trustee,
(ii) a capital contribution of $10.5 million to the Company by Parent (the "Equity Financing"), and (iii) available cash on hand and borrowings under the Company's Amended and Restated Credit Agreement dated March 18, 1997, as amended (the "Senior Credit Facility").

PRO FORMA FINANCIAL INFORMATION

     The following table represents unaudited pro forma financial information which presents the Company's consolidated results of operations for the six month periods ended May 1, 1998 and May 2, 1997 as if the 1997 Acquisitions, Loon Mountain Acquisition and related financing transactions occurred on November 1, 1996.

                                                              SIX MONTHS ENDED
                                                        ----------------------------
                                                        MAY 1, 1998      MAY 2, 1997
                                                        -----------      -----------
                                                               (IN THOUSANDS)
Statement of operations data:
  Revenue.............................................    $98,487          $84,713
  Operating income....................................    $24,917          $12,077
  Net income..........................................    $15,023          $ 3,041
Other data:
  EBITDA..............................................    $33,469          $20,606
  Noncash cost of real estate and other...............    $    --          $   482

     EBITDA represents income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales.

     The pro forma information does not purport to be indicative of results that actually would have occurred had the acquisitions been made on the dates indicated or of results which may occur in the future.

                         BOOTH CREEK SKI HOLDINGS, INC.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following at May 1, 1998 and October 31, 1997:

                                                              MAY 1,     OCTOBER 31,
                                                               1998         1997
                                                              ------     -----------
                                                                  (IN THOUSANDS)
Accounts payable..........................................    $10,079      $ 7,618
Accrued compensation and benefits.........................      2,695        1,575
Taxes other than income...................................        903          545
Unearned income and deposits..............................        906        3,341
Interest..................................................      2,184        2,027
Other.....................................................      2,359        2,026
                                                              -------      -------
                                                              $19,126      $17,132
                                                              =======      =======

4. FINANCING ARRANGEMENTS

SENIOR CREDIT FACILITY

     Effective February 26, 1998, the borrowing availability under the Senior Credit Facility was increased to $25 million (the "Senior Credit Facility Amendment"). The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $6.0 million between February 15 and two business days preceding March 15 of each year, have no borrowings on the business day preceding March 15 of each year and cannot have borrowings in excess of $6.0 million between March 15 and April 15 of each year ($7.5 million between March 15, 1998 and April 15, 1998). Total borrowings outstanding under the Senior Credit Facility at May 1, 1998 were approximately $6.4 million, which bore interest at 8.5%.

LONG-TERM DEBT

     At May 1, 1998, $116 million of the Company's 12.5% Series B Senior Notes due 2007 (the "Series B Notes") were outstanding. The Series B Notes mature on March 15, 2007, and bear interest at 12.5% payable semiannually on each March 15 and September 15.

     On February 26, 1998, the Company consummated an offering (the "Offering") of $17.5 million of its 12.5% Series C Senior Notes (the "Series C Notes" and together with the Series B Notes, the "Notes"). The net proceeds of the Offering, the $10.5 million Equity Financing, and available cash on hand and borrowings under the Senior Credit Facility, were used to finance the Loon Mountain Acquisition (Note 2). The Series B Notes and Series C Notes are identical in all respects other than issue dates and the date from which interest accrues and except that the Series C Notes are subject to certain transfer restrictions.

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

     The Notes are unconditionally guaranteed, on an unsecured senior basis, as to the payment of principal, premium, if any, and interest, jointly and severally (the "Guarantees"), by all Restricted Subsidiaries of the Company (as defined in the Indenture) having either assets or shareholders' equity in excess of $20,000 (the "Guarantors"). All of the Company's direct and indirect subsidiaries are Restricted Subsidiaries, except the Real Estate LLC. Each Guarantee is effectively subordinated to all secured indebtedness of such Guarantor.

                         BOOTH CREEK SKI HOLDINGS, INC.

4. FINANCING ARRANGEMENTS (CONTINUED)
The Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and the Guarantors, including indebtedness under the Senior Credit Facility. In addition, the Notes are structurally subordinated to any indebtedness of the Company's subsidiaries that are not Guarantors. The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Notes on a joint and several basis. Booth Creek is a holding company and has no operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the assets, equity, income and cash flow of the Real Estate LLC, Booth Creek's only non-guarantor subsidiary, are inconsequential and the common stock of the Real Estate LLC is entirely owned by Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or its non-guarantor subsidiary because management has determined that such information is not material to investors.

     For the six months ended May 1, 1998 the Company entered into long-term debt and capital lease obligations of approximately $2.5 million for the purchase of equipment.

5. INCOME TAXES

     During the year ended October 31, 1997, the Company recorded tax benefits for current operating losses to the extent of recorded deferred tax liabilities. Due to the Company's lack of profitable history, the tax benefits of excess operating losses were fully offset by a valuation reserve. Similarly, no federal income tax provision is expected for the year ended October 30, 1998 due to continued operating losses. Accordingly, during the three and six month periods ended May 1, 1998, no federal income tax provision has been provided.

     Based on preliminary purchase price allocations for the 1997 Acquisitions as described in Note 2, deferred tax liabilities of approximately $4.4 million were recorded in the preliminary opening balance sheets. This resulted in an expected effective income tax rate of approximately 25%, which was used by the Company in preparing its consolidated financial statements for the three and six month periods ended May 2, 1997. Final purchase price allocations, primarily for the Summit acquisition, resulted in less value being assigned to property and equipment, more to goodwill and a corresponding reduction in the original deferred tax liabilities. Accordingly, the actual income tax rate for the year ended October 31, 1997 was 10.8%, and was adjusted for in the fourth quarter of 1997 on a catch-up basis as a change in estimate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 112, 159, 161, and 103 days, respectively, during each of the last six ski seasons. The Company's Northstar, Sierra, Summit and Grand Targhee resorts are less weather-sensitive based on their historical natural snowfall, averaging approximately 286, 470, 379, and 528 inches of snow, respectively, per year from the 1991/92 through the 1996/97 ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities are considerably less extensive than at Bear Mountain, Waterville Valley, Loon Mountain or Mt. Cranmore.

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

RESULTS OF OPERATIONS OF THE COMPANY

 Historical Six Months Ended May 1, 1998 as Compared to the Historical Six Months Ended May 2, 1997

     The Company was formed October 8, 1996. Since inception, the Company made the following acquisitions which are included in the results of operations of the Company from the respective purchase dates and were accounted for using the purchase method:

                          RESORT                            ACQUISITION DATE
                          ------                            ----------------
Waterville Valley.........................................  November 27, 1996
Mt. Cranmore..............................................  November 27, 1996
Northstar.................................................  December 3, 1996
Sierra....................................................  December 3, 1996
Bear Mountain.............................................  December 3, 1996
The Summit................................................  January 15, 1997
Grand Targhee.............................................  March 18, 1997
Loon Mountain.............................................  February 26, 1998

     Total revenue for the six months ended May 1, 1998 was $87,848,000 an increase of $26,929,000 or 44.2%, over the Company's revenues for the six months ended May 2, 1997. Due to the timing of the acquisitions, the 1997 period does not reflect a full period of operating revenues for the resorts, which accounts for a significant part of the increase. The increase in revenue is also due to more typical weather conditions in the Lake Tahoe region in the current period than during the comparable period in the 1996/97 ski season, which resulted in increased revenues at Sierra and Northstar of 67.8% and 28.1%, respectively. During the 1996/97 ski season, revenue was negatively impacted by a mudslide which shut down the highway which provides primary access to Sierra and poor weather conditions during the Christmas holiday period at many of the Company's other resorts. Paid skier visits at Sierra and Northstar increased by 60.3% and 19.6% or approximately 114,000 and 78,000 respectively, in the 1998 period as compared to the 1997 period.

     Total operating expenses for the six months ended May 1, 1998 were $66,583,000, an increase of $17,631,000 or 36.0%, over the Company's total operating expenses for the six months ended May 2, 1997. Due to the timing of the acquisitions, the 1997 period does not reflect a full period of operating expenses for the resorts, which accounts for a significant part of the increase. Payroll related costs, the single largest component of operating expenses, was approximately $25,371,000 for the six months ended May 1, 1998, as compared to $17,571,000 for the 1997 period.

     Interest expense for the six months ended May 1, 1998 totaled $8,347,000 an increase of $3,184,000 over the Company's interest expense for the six months ended May 2, 1997, reflecting generally higher levels of borrowings and higher interest rates in the 1998 period.

     During the year ended October 31, 1997, the Company recorded tax benefits for current operating losses to the extent of recorded deferred tax liabilities. Due to the Company's lack of profitable history, the tax benefits of excess operating losses were fully offset by a valuation reserve. Similarly, no federal income tax provision is expected for the year ended October 30, 1998 due to continued operating losses. Accordingly, during the six months ended May 1, 1998, no federal income tax provision has been provided.

     For the six months ended May 2, 1997, income taxes were based on preliminary purchase price allocations for the Company's acquisitions of the resorts. Deferred tax liabilities of approximately $4.4 million were recorded in the preliminary opening balance sheets. This resulted in an expected income tax benefit rate of approximately 25%, which was used by the Company in preparing its financial statements through the third quarter of 1997. Final purchase allocations, primarily for the Summit acquisition, resulted in less value being assigned to fixed assets, more to goodwill and a corresponding reduction in the original deferred tax liabilities.

Accordingly, the actual income tax benefit rate for the year ended October 31, 1997 was 10.8%, and was adjusted for in the fourth quarter on a catch-up basis as a change in estimate.

 Historical Three Months Ended May 1, 1998 as Compared to the Historical Three Months Ended May 2, 1997

     Total revenue for the three months ended May 1, 1998 was $48,832,000, an increase of $11,837,000 or 32.0%, over the Company's revenues for the three months ended May 2, 1997. A significant portion of the increase is due to the timing of the Grand Targhee and Loon Mountain acquisitions. Bear Mountain, Sierra, and Northstar generated increased revenues in the 1998 period of 48%, 41%, and 16%, respectively, due primarily to paid skier day increases of 42%, 34% and 11%, respectively. The improved paid skier days is partially the result of the extended ski season at Bear Mountain, Sierra and Northstar as compared to the prior year.

     Total operating expenses for the three months ended May 1, 1998 were $36,188,000, an increase of $7,033,000 or 24.1%, over the Company's total operating expenses for the three months ended May 2, 1997. A significant portion of the increase is due to the timing of the Grand Targhee and Loon Mountain acquisitions. Payroll related costs were $14,011,000 for the three months ended May 1, 1998, as compared to $10,726,000 for the 1997 period.

     Interest expense for the three months ended May 1, 1998 totaled $4,260,000, an increase of $1,058,000 over the level of interest expense for the comparable 1997 period, reflecting generally higher levels of borrowings and higher interest rates in the 1998 period.

     During the year ended October 31, 1997, the Company recorded tax benefits for current operating losses to the extent of recorded deferred tax liabilities. Due to the Company's lack of profitable history, the tax benefits of excess operating losses were fully offset by a valuation reserve. Similarly, no federal income tax provision is expected for the year ended October 30, 1998 due to continued operating losses. Accordingly, during the three months ended May 1, 1998, no federal income tax provision has been provided.

     For the three months ended May 2, 1997, income taxes were based on preliminary purchase price allocations for the Company's acquisitions of the resorts. Deferred tax liabilities of approximately $4.4 million were recorded in the preliminary opening balance sheets. This resulted in an expected income tax benefit rate of approximately 25%, which was used by the Company in preparing its financial statements through the third quarter of 1997. Final purchase price allocations, primarily for the Summit acquisition, resulted in less value being assigned to fixed assets, more to goodwill and a corresponding reduction in the original deferred tax liabilities. Accordingly, the actual income tax benefit rate for the year ended October 31, 1997 was 10.8%, and was adjusted for in the fourth quarter on a catch-up basis as a change in estimate.

 Pro Forma Six Months Ended May 1, 1998 as Compared to the Pro Forma Six Months Ended May 2, 1997

     The following unaudited pro forma results of operations of the Company for the six months ended May 1, 1998 and May 2, 1997 assume that all the resort acquisitions (including the Loon Mountain Acquisition) and related financings had occurred on November 1, 1996. These unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                                            PRO FORMA          PRO FORMA
                                                         SIX MONTHS ENDED   SIX MONTHS ENDED
                                                           MAY 1, 1998        MAY 2, 1997
                                                         ----------------   ----------------
                                                                   (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Resort operations....................................      $98,487            $83,959
  Real estate and other................................           --                754
                                                             -------            -------
                                                              98,487             84,713
Operating expenses:
  Resort operations....................................       65,018             64,050
  Cost of sales -- real estate and other...............           --                539
Depreciation, depletion and amortization...............        8,552              8,047
                                                             -------            -------
Operating income.......................................       24,917             12,077
Interest expense, net..................................        9,756              8,510
                                                             -------            -------
Pre-tax income.........................................       15,161              3,567
Income tax expense.....................................           --                385
                                                             -------            -------
Income before minority interest........................       15,161              3,182
Minority interest......................................          138                141
                                                             -------            -------
Net income.............................................      $15,023            $ 3,041
                                                             =======            =======
OTHER DATA:
EBITDA.................................................      $33,469            $20,606
Noncash cost of real estate sales......................      $    --            $   482

     Total pro forma revenues for the six months ended May 1, 1998 would have been $98,487,000 an increase of $13,774,000 or 16.3% over the comparable period in 1997. Sierra, Northstar, Grand Targhee, Bear Mountain and Waterville Valley generated increased revenues in the 1998 period of 65.0%, 25.3%, 15.3%, 13.6%, and 8.0%, respectively, due primarily to paid skier day increases. The increase in revenue is primarily due to more typical weather conditions in the Lake Tahoe region in the current period than during the comparable period in the 1996/97 ski season. Paid skier visits would have increased 9.5%, or approximately 166,000, in the 1998 period as compared to the 1997 period primarily due to improved weather conditions during the holiday periods which allowed travelers to reach the Company's resorts. During the 1996/97 ski season, revenues were negatively impacted by a mudslide which shut down the highway which provides primary access to Sierra and poor weather conditions during the holiday period at many of the Company's other resorts. The Company had no sales of real estate during the six months ended May 1, 1998, as compared to $754,000 in the comparable 1997 pro forma period.

     Pro forma resort operating expenses, excluding depreciation, depletion and amortization for the six months ended May 1, 1998 would have been $65,018,000, an increase of $968,000, or 1.5%, over the comparable period in 1997. Pro forma payroll related costs would have been $27,821,000, an increase of $1,357,000 or 5.1%, over the comparable 1997 period. The increase in pro forma payroll related costs was due primarily to higher seasonal employment at Northstar and Sierra due to the improved operating conditions and extended season.

     Pro forma depreciation, depletion and amortization for the pro forma six month period ended May 1, 1998 was $8,552,000. The increase of $505,000 or 6.3% over the 1997 period was due to higher average asset balances in the 1998 period.

     Net interest expense for the pro forma six months ended May 1, 1998 would have totaled $9,756,000, an increase of $1,246,000 or 14.6% from the comparable period in 1997. The increase was due to interest expense on borrowings under the Senior Credit Facility used to fund capital expenditures, maintenance activities and normal seasonal working capital requirements in the off-season period of 1997.

     Income tax expense for the pro forma six months ended May 2, 1997 of $385,000 reflects the effective tax rate of 10.8% utilized for the year ended October 31, 1997. As it was assumed that the effective rate for the year ended October 30, 1998 will be zero, no additional income tax expense was recorded during the pro forma six month period ended May 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility currently provides for borrowing availability of up to $25 million during the term of such facility. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $6.0 million between February 15 and two business days preceding March 15 of each year, have no borrowings on the business day preceding March 15 of each year and not have borrowings in excess of $6.0 million between March 15 and April 15 of each year ($7.5 million between March 15, 1998 and April 15, 1998). The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through October, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities and to build retail and other inventories prior to the start of the skiing season and for other cash requirements.

     While the Company's ski resorts typically generate significant amounts of cash during the ski season, the Company had working capital deficits of $26.6 million and $19.9 million as of October 31, 1997 and May 1, 1998, respectively, which will negatively affect liquidity during the remainder of 1998.

     During the year ended October 31, 1997 the Company generated $1.6 million of cash provided by operating activities. The cash used in investing activities for the same period totaled $152.7 million, representing primarily the acquisition of ski resorts and various capital expenditures. Such expenditures were funded through capital contributions and long-term debt borrowings, which were the primary components of cash provided by financing activities of $151.6 million during the year ended October 31, 1997.

     The Company generated cash provided by operating activities of $22.4 million for the six months ended May 1, 1998 as compared to $13.6 million for the six months ended May 2, 1997. This increase is due to the significantly improved operating results in the 1998 period, the inclusion of all resorts for the full period in 1998 (except for Loon Mountain which has been included in 1998 operations since February 26, 1998) and the timing of payments of accounts payable.

     Cash used in investing activities totaled $35.8 million and $144.6 million for the six months ended May 1, 1998 and May 2, 1997, respectively. The results for the 1998 period reflect primarily capital expenditures and the Loon Mountain Acquisition, whereas the results for the 1997 period include $142.1 million of cash used for the acquisition of ski resorts.

     Cash provided by financing activities totaled $15.2 million and $139.7 million for the six months ended May 1, 1998 and May 2, 1997, respectively. The results for the 1998 period reflect net borrowings and receipt of additional capital contributions to fund the Loon Mountain Acquisition. The results for the 1997 period reflect borrowings on long-term debt and capital contributions used to fund the ski resort acquisitions.

     The Company's capital expenditures for the year ended October 31, 1997 and the six months ended May 1, 1998 were approximately $9.5 million and $6.4 million, respectively, and were funded by cash provided by operating activities and borrowings under the Senior Credit Facility. Management anticipates that annual capital expenditures in each of fiscal 1998 and 1999 will be approximately $8.0 million to $10.0 million for resort maintenance and safety and for resort upgrades that management deems appropriate. The Company plans to fund these capital expenditures from available operating cash flows, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture and borrowings under the Senior Credit Facility.

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

     The Company's liquidity will be significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. In addition, the Company's high level of debt may increase its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. Any decline in the Company's expected operating performance could have a material adverse effect on the Company's liquidity and on its ability to service its debt and make required capital expenditures. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility.

     In addition, the Senior Credit Facility and the Indenture each contain covenants that significantly limit the Company's ability to obtain additional sources of capital and may affect the Company's liquidity. These covenants restrict the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any other person, or transfer all or substantially all of the assets of the Company.

     The Company currently has approximately $133.5 million of Notes outstanding which will result in annual cash interest requirements of approximately $16.7 million. The Company expects that cash generated from operations, together with borrowing availability, will be adequate to fund the interest requirements on the Notes and the Company's other capital needs. However, any decline in the Company's expected operating performance could have a material adverse effect on the Company's liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell assets or obtain additional financing.

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

     A substantial portion of the real property associated with the Loon Mountain resort is likewise used under Forest Service permits. In 1993, the Forest Service authorized various lift, trail and snowmaking improvements on Loon Mountain and an expansion onto South Mountain. In 1996, the United States Court of Appeals for the First Circuit overturned this authorization on the ground that the Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). Certain improvements and part of the expansion had been constructed before the First Circuit ruled. On May 5, 1997, the United States District Court for the District of New Hampshire entered a stipulated order which authorizes existing improvements to remain in place and existing operations to continue but generally prohibits future construction, restricts use of a major snowmaking water source, and requires certain water discharge permits to be pursued, pending Forest Service reconsideration of the projects under NEPA. See Part II -- Item 1 for a further discussion.

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

     In August 1997, the Forest Service authorized the Loon Mountain resort to construct a new snowmaking pipeline across permitted land. The Forest Service found that such construction is consistent with the District Court order and will enable the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline has been completed, its use has been challenged by private parties who assert that the Forest Service violated NEPA. On January 20, 1998, the United States District Court for the District of New Hampshire issued a decision finding that the Forest Service violated NEPA in failing to address the potential for the new pipeline to increase the amount of snow made and any associated environmental effects. The Company expects the pipeline to be reapproved upon its reconsideration under NEPA by the Forest Service. However, no assurances can be given regarding the timing or outcome of this process. See
Part II -- Item I for a further discussion.

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

     Pursuant to the air emissions reduction program currently in effect in the area regulated by the South Coast Air Quality Management District, where Bear Mountain is located, Bear Mountain will be required to "bank" emission credits from other facilities which have already implemented NO(x) emission reductions. The Company may purchase "banked" emission credits in a one-time transaction at the current market rate of approximately $700,000 or over time up to the year 2010 at prevailing market rates.

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

     Pursuant to the First Circuit's decision and the District Court order, each discussed under Part II Item 1, LMRC has applied to the Environmental Protection Agency ("EPA") for a Clean Water Act (the "CWA") discharge permit covering discharges associated with its snowmaking operations. Certain ongoing discharges are authorized by the District Court order pending final action on the permit and subject to the Court's reserved power to modify such approval to address any resulting environmental issues. The Company expects the EPA to issue a permit addressing future discharges prior to the 1998/99 ski season. LMRC does not expect this permit to involve costs or restrictions that have a material adverse effect on the resort's operations, but no assurances may be given as to the outcome or timing of this process.

     Certain regulatory approvals associated with the new snowmaking pipeline at Loon Mountain impose minimum stream flow requirements on LMRC. These requirements will compel LMRC to construct water storage facilities within the next ten years, and such construction will require further regulatory approvals and environmental documentation under the NEPA.

     In addition, LMRC was notified in September 1997 that it had allegedly filled certain wetlands at the resort in violation of the CWA. In response, LMRC worked with the EPA to remove the alleged fill and implement certain erosion control measures. On January 15, 1998, an individual notified the EPA, LMRC, and certain other persons that he intends to instigate within 60 days thereof a lawsuit under the CWA regarding the alleged wetland violation. On February 2, 1998, the EPA wrote such individual that the alleged fill had been removed and that it does not believe there is a continuing violation at the site. While the Company believes that its position will prevail, no assurance can be given regarding the outcome.

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

     On March 25, 1997, Killington West, Ltd., a California corporation formerly known as Bear Mountain, Ltd. ("Killington"), filed a breach of contract lawsuit in the Superior Court of the State of California (County of San Bernardino) against Fibreboard Corporation ("Fibreboard") and Bear Mountain, Inc. alleging that Fibreboard and Bear Mountain, Inc. breached the asset purchase agreement dated October 6, 1995 (the "Original Bear Mountain Agreement") among Killington, Fibreboard and Bear Mountain, Inc., pursuant to which Bear Mountain, Inc. acquired the Bear Mountain ski resort from Killington. Killington's lawsuit concerns an alleged breach by Fibreboard and Bear Mountain, Inc. of a change of control provision in the Original Bear Mountain Agreement. In connection with the Company's acquisition of Bear Mountain, Inc. in December 1996, the Company obtained from Fibreboard indemnification for any claim that might be made by Killington, and further, required that $1.0 million of the purchase price be held in escrow pending the outcome of any potential disputes with Killington. Fibreboard has acknowledged its obligation to indemnify Bear Mountain, Inc. with respect to the Killington lawsuit and has commended the defense of such lawsuit on behalf of Fibreboard and Bear Mountain, Inc. However, no assurances can be given regarding the outcome of this litigation.

     In connection with the Loon Mountain Acquisition, certain shareholders of LMRC filed a lawsuit in New Hampshire state court against LMRC and its directors alleging breach of fiduciary duty and against the Company alleging that the Company failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute"). Prior to the filing of the lawsuit against the Company, the Company had sought and received a "no action" letter from the Bureau of Securities Regulation, New Hampshire Department of State (the "Bureau") finding that the Takeover Statute was inapplicable to the proposed merger. Following a request by the plaintiffs in the lawsuit to reconsider the "no action" order, the Bureau reaffirmed its decision. The two lawsuits have been combined and are currently pending in the Superior Court in Grafton County, New Hampshire. The plaintiffs' initial request for a preliminary injunction prohibiting the Company (or its affiliates) from proceeding with the Loon Mountain Acquisition was denied on October 28, 1997. Before the litigation proceeded further, both parties amended the merger agreement relating to Loon Mountain Acquisition. The Company then sought and obtained an additional order by the Bureau that the Takeover Statue did not apply. On January 30, 1998, the Company filed its answer to the plaintiffs' petition and, on February 10, 1998, filed a motion to dismiss the action against the Company in its entirety, asserting, inter alia, that the Takeover Statute does not apply to the transaction as a matter of law. That motion is currently pending before the court. If ultimately successful, the plaintiffs could seek money damages or a rescission of the Loon Mountain Acquisition. While management of the Company believes that its position will prevail, no assurance can be given regarding the outcome of this litigation.

     In 1995, an individual sued the Forest Service in the United States District Court for the District of New Hampshire alleging that the Forest Service had violated NEPA, the CWA, and an executive order in 1993 approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort onto South Mountain. LMRC and an environmental group intervened. The District Court entered summary judgment for the Forest Service on all claims and the plaintiffs appealed. In December 1996, the United States Court of Appeals for the First Circuit reversed the District Court and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. On May 5, 1997, the District Court entered a stipulated order that: enjoins LMRC from any further construction implementing the project, with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any associated pollutants associated with its snowmaking: allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the 1993 Forest Service decision to their preexisting condition if not ultimately approved by the Forest Service. This order will remain in effect until the supplemental NEPA process is completed and the Forest Service issues a new special use permit. The Company has applied for requisite permits under the CWA for its snowmaking system and expects them to be issued upon acceptable terms. However, no assurance can be provided on the timing or terms of the permit process.

     Following the First Circuit's decision, the plaintiffs filed a motion with the District Court asking it to impose a civil penalty under the CWA of $5,550,125 and attorney fees and costs against LMRC for unpermitted discharges into Loon Pond without a discharge permit during its snowmaking operations in the 1996/97 ski season and preceding years. The discharge at issue involves water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into Loon Pond. In connection with the Loon Mountain Acquisition, the Company has obtained environmental pollution insurance for $4,500,000 of coverage above a $1.2 million deductible to cover any penalties, fees, and costs that the Court assesses against LMRC. LMRC has asserted various defenses to the merits and amount of penalty sought. However, no assurances can be given regarding the outcome of this litigation.

     On August 29, 1997, the plaintiffs filed a second lawsuit against the Forest Service in the United States District Court for the District of New Hampshire alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. Another party intervened as plaintiff, and LMRC intervened as defendant. The Forest Service and LMRC asserted various defenses. On January 20, 1998, the District Court held that the pipeline may be analyzed and approved by the Forest Service separately from the South Mountain expansion, but that the Forest Service violated NEPA by failing to consider the potential environmental effects of the alleged increase in snowmaking capacity. In response, the Forest Service will prepare additional NEPA documents which will be subject to challenge. Following the preparation of this documentation and consideration of any resulting challenge, the Court will determine whether to issue an injunction restricting the use or requiring removal of the pipeline. The Company would expect the pipeline to be reapproved following further proceedings by the Forest Service. However, no assurances can be given regarding the outcome or timing of this litigation or any resulting Forest Service review.

     On August 1, 1997, two plaintiffs filed a lawsuit against the Town of Lincoln Planning Board (the "Planning Board") and LMRC in the Grafton County Superior Court in the State of New Hampshire alleging that the Lincoln Planning Board had improperly approved various facilities associated with the snowmaking pipeline. On September 30, 1997, LMRC moved to dismiss the claims against it, but sought to remain in the case as in intervenor. Also on September 30, 1997, the Planning Board answered the complaint, denying most of the allegations and raising various defenses. On February 23, 1998, the court granted LMRC's motion to dismiss. However, in the event that the plaintiffs are successful, the Planning Board would be requested to reconsider the facilities and issue a new decision. No assurance can be given regarding the outcome or timing of this litigation or any resulting Planning Board review.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     There has been no material default with respect to any of the Company's senior securities which has not been waived or cured.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

MANAGEMENT AGREEMENT WITH BOOTH CREEK, INC.

     Booth Creek has in effect a management agreement with Booth Creek, Inc. (the "Management Company") dated November 27, 1996 (the "Management Agreement") pursuant to which the Management Company provides Parent, Booth Creek and its subsidiaries with financial advice with respect to, among other matters, cash management, accounting and data processing systems and procedures, budgeting, equipment purchases, business forecasts, treasury functions and investor relations. The Management Company also provides general supervision and management advice concerning tax, legal and corporate finance matters, administration and operation, personnel matters, business insurance and the employment of consultants, contractors and agents.

     Under the terms of the Management Agreement, Booth Creek provides customary indemnification, reimburses certain costs and pays the Management Company an annual management fee of $350,000 plus an operating bonus (the "Operating Bonus") (not to exceed $400,000) equal to 2.5% of the excess of Consolidated EBITDA (as defined below) for such year over $25 million. The Operating Bonus for each fiscal year must be paid within 15 days after Parent receives its fiscal year-end audited financial statements for that year. Booth Creek pays the Management Company amounts necessary to cover operations costs (other than office operations costs but including, without limitation, reasonable travel and entertainment costs) and reimburses certain costs and expenses, of the Management Company attributable to, arising out of, in connection with, or related to management services rendered by the Management Company.

     The term "Consolidated EBITDA," as used in the Management Agreement, means the EBITDA of Booth Creek and its subsidiaries consolidated in accordance with GAAP, and after giving appropriate effect to outside minority interests, if any, in subsidiaries, and taking into account certain exclusions, including without limitation (a) the net income of any person (other than a subsidiary of Booth Creek) in which Booth Creek or any such subsidiary has an ownership interest;
(b) any undistributed net income of a subsidiary of Booth Creek which for any reason is unavailable for distribution to Booth Creek or any other subsidiary;
(c) the net income of any person accrued prior to the date it becomes a subsidiary of Booth Creek or is merged into or consolidated with Booth Creek or a subsidiary; (d) in the case of a successor to Booth Creek by consolidation, merger or transfer of assets, the net income of such successor accrued prior to such consolidation, merger or transfer; (e) any deferred or other credit representing the excess of the equity in any subsidiary of Booth Creek at the date of acquisition thereof over the cost of the investment in such subsidiary;
(f) any restoration to income of any contingency reserve, except to the extent that provision for such reserve was made out of income accrued during the same period; (g) any aggregate net gain and any aggregate net loss arising from the sale, conversion, exchange or other disposition of capital assets; (h) any gains resulting from any write-up of any assets (but not any loss resulting from any write-down); (i) any net gain from the collection of any proceeds of life insurance policies; (j) any gain arising from the acquisition of any shares or other securities or the extinguishment, under GAAP, of any indebtedness, of Booth Creek or any subsidiary of Booth Creek; (k) any net income or gain (but not any net loss) from (1) any change in accounting principles in accordance with GAAP, (2) any prior period adjustments resulting from any change in accounting principles in accordance with GAAP and (3) any discontinued operations or the disposition thereof; and (l) any portion of net income that cannot be freely converted into United States Dollars. In determining Consolidated EBITDA, the net income of any person for any period shall be (x) increased by the amount deducted therefrom in respect of "noncash costs of real estate sales" incurred during such period and (y) decreased by the amount of "cash real estate development costs" to the extent capitalized during such period.

     Certain obligations of Booth Creek to make payments under the Management Agreement are subject to the provisions of the following securities purchase agreements that have been entered into by Parent (a) an agreement entered into with John Hancock dated November 27, 1996, and (ii) an agreement entered into with CIBC Merchant Fund dated November 27, 1996 (collectively, referred to herein as the "Securities Purchase Agreements"). Booth Creek may make payments under the Management Agreement so long as (i) both at the time of making such payments and after giving effect thereto, no default or event of default shall have occurred and be continuing under the Securities Purchase Agreements and
(ii) the aggregate amount of such management fees paid during any fiscal year of the Parent shall not exceed the lesser of (1) $750,000 and (2) the sum of (x) $350,000 plus (y) 2.5% of Consolidating EBITDA in excess of $25,000,000 for the then most recently completed fiscal year of Parent. Management fees that are not permitted to be paid due to the creation of a default or event of default under the Securities Purchase Agreements will accrue without interest and may be paid at such time as no default or event of default shall exist.

     The management fees and the calculation of the Operating Bonus may be amended only by the mutual consent of both Booth Creek and the Management Company. To the fullest extent permitted by law, with certain limitations, the Management Company and any officer, director, employee, agent or attorney of the Management Company (collectively, the "Indemnities") shall not have any liability to any of the Parent, Booth Creek or any of their subsidiaries for any loss, damage, cost or expense (including, without limitation, any court costs, attorneys' fees and any special, indirect, consequential or punitive damages) allegedly arising out of the Management Company's management services rendered to the Parent, Booth Creek or any of their subsidiaries or Indemnities' acts, conduct or omissions in connection with the Management Company's management services rendered to Booth Creek or any of their subsidiaries.

     In addition, to the fullest extent permitted by law, Booth Creek indemnifies the Indemnitees and holds the Indemnitees harmless against, any loss, damage, cost or expense (including, without limitation, court costs and reasonable attorneys' fees) which the Indemnitees may sustain or incur by reason of any threatened, pending or completed investigation, action, claim, demand, suit, proceeding or recovery by any person (other than the Indemnitees) allegedly arising out of the Management Company's management services rendered to the Parent, Booth Creek or any of their subsidiaries or the Indemnitees' acts, conduct or omissions in connection with the Management Company's management services rendered to the Parent, Booth Creek or any of their subsidiaries.

     Since the formation of Booth Creek, the Management Company and certain of its affiliates have made advances and deposits, and have incurred fees and expenses, in connection with certain of the acquisitions of Booth Creek's resorts for which they were later reimbursed by Booth Creek pursuant to the Management Agreement.

     The Management Agreement will terminate automatically upon consummation of a sale of all or substantially all of the assets or stock of Parent and its subsidiaries on a consolidated basis, and may be terminated earlier for certain cause by either Booth Creek or the Management Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  *4.1     Securities Purchase Agreement, dated as of February 23,
           1998, by and among Booth Creek Ski Holdings, Inc., the
           Subsidiary Guarantors named therein and CIBC Oppenheimer
           Corp. (filed previously as Exhibit 2.4).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  *4.2     Amended and Restated Securities Purchase Agreement, dated as of February 26, 1998, among Booth Creek Ski Group, Inc.,
           Booth Creek Ski Holdings, Inc., the Subsidiary Guarantors,
           as defined therein and each of John Hancock Mutual Life
           Insurance Company and CIBC WG Argosy Merchant Fund 2, L.L.C.
           (exhibits and schedules omitted) (previously filed as
           Exhibit 2.5).
  *4.3     Supplemental Indenture No. 2 to Indenture dated as of
           February 20, 1998, by and among Booth Creek Ski Holdings,
           Inc., the Guarantors named therein and Marine Midland Bank, as trustee (previously filed as Exhibit 4.1).
  *4.4     Supplemental Indenture No. 3 to Indenture dated as of
           February 26, 1998, by and among Booth Creek Ski Holdings,
           Inc., the Guarantors named therein and Marine Midland Bank, as trustee (previously filed as Exhibit 4.2).
  *4.5     Registration Rights Agreement, dated as of February 26,
           1998, by and among the Booth Creek Ski Holdings, Inc., the
           Subsidiary Guarantors named therein and CIBC Oppenheimer
           Corp. (previously filed as Exhibit 4.3).
 *10.1     Amendment No. 4 to Credit Agreement, as amended and restated
           as of February 23, 1998 among Booth Creek Ski Holdings,
           Inc., Booth Creek Ski Acquisition Corp., Trimont Land
           Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc.,
           Waterville Valley Ski Resort, Inc., Mount Cranmore Ski
           Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated,
           LMRC Holding Corp., Loon Mountain Recreation Corporation,
           Loon Realty Corp. and BankBoston, N.A. (exhibits and
           schedules omitted) (previously filed as Exhibit 2.3).
**10.2     Amendment No. 5 to Credit Agreement, as amended and restated
           as of April 22 1998 among Booth Creek Ski Holdings Inc.,
           Booth Creek Ski Acquisition Corp., Trimont Land Company,
           Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville
           Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc.,
           Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding
           Corp., Loon Mountain Recreation Corporation, Loon Realty
           Corp., and BankBoston, N.A. (previously filed as Exhibit
           10.30).
  10.3     Stock Option Agreement dated as of February 28, 1998 by and between Booth Creek Ski Group, Inc. and Timothy Silva.
  27.1     Financial Data Schedule regarding 1997 Financial Statements.
  27.2     Financial Data Schedule regarding 1998 Financial Statements.

-------------------------
 * Filed with the Company's Current Report on Form 8-K dated February 26, 1998 and incorporated herein by reference.

** Filed with Registration Statement No. 333-48619 and incorporated herein by reference.

     b. Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated February 26, 1998, reporting under Item 5 thereof the details of the Loon Mountain Acquisition, and including under Item 7 thereof, certain financial statements of LMRC and Pro Forma Financial Information of Booth Creek. The Company filed an amendment to the Form 8-K on April 3, 1998, to include updated financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                          BOOTH CREEK SKI HOLDINGS, INC.
                                                   (Registrant)

                                                 /s/ JEFFREY J. JOYCE

                                          --------------------------------------
                                                     Jeffrey J. Joyce
                                            Executive Vice President, Finance
                                           (Principal financial and accounting
                                                         officer)

June 15, 1998
Date

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  *4.1     Securities Purchase Agreement, dated as of February 23,
           1998, by and among Booth Creek Ski Holdings, Inc., the
           Subsidiary Guarantors named therein and CIBC Oppenheimer
           Corp. (filed previously as Exhibit 2.4).
  *4.2     Amended and Restated Securities Purchase Agreement, dated as of February 26, 1998, among Booth Creek Ski Group, Inc.,
           Booth Creek Ski Holdings, Inc., the Subsidiary Guarantors,
           as defined therein and each of John Hancock Mutual Life
           Insurance Company and CIBC WG Argosy Merchant Fund 2, L.L.C.
           (exhibits and schedules omitted) (previously filed as
           Exhibit 2.5).
  *4.3     Supplemental Indenture No. 2 to Indenture dated as of
           February 20, 1998, by and among Booth Creek Ski Holdings,
           Inc., the Guarantors named therein and Marine Midland Bank, as trustee (previously filed as Exhibit 4.1).
  *4.4     Supplemental Indenture No. 3 to Indenture dated as of
           February 26, 1998, by and among Booth Creek Ski Holdings,
           Inc., the Guarantors named therein and Marine Midland Bank, as trustee (previously filed as Exhibit 4.2).
  *4.5     Registration Rights Agreement, dated as of February 26,
           1998, by and among the Booth Creek Ski Holdings, Inc., the
           Subsidiary Guarantors named therein and CIBC Oppenheimer
           Corp. (previously filed as Exhibit 4.3).
 *10.1     Amendment No. 4 to Credit Agreement, as amended and restated
           as of February 23, 1998 among Booth Creek Ski Holdings,
           Inc., Booth Creek Ski Acquisition Corp., Trimont Land
           Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc.,
           Waterville Valley Ski Resort, Inc., Mount Cranmore Ski
           Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated,
           LMRC Holding Corp., Loon Mountain Recreation Corporation,
           Loon Realty Corp. and BankBoston, N.A. (exhibits and
           schedules omitted) (previously filed as Exhibit 2.3).
**10.2     Amendment No. 5 to Credit Agreement, as amended and restated
           as of April 22 1998 among Booth Creek Ski Holdings Inc.,
           Booth Creek Ski Acquisition Corp., Trimont Land Company,
           Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville
           Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc.,
           Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding
           Corp., Loon Mountain Recreation Corporation, Loon Realty
           Corp., and BankBoston, N.A. (previously filed as Exhibit
           10.30).
  10.3     Stock Option Agreement dated as of February 28, 1998 by and between Booth Creek Ski Group, Inc. and Timothy Silva.
  27.1     Financial Data Schedule regarding 1997 Financial Statements.
  27.2     Financial Data Schedule regarding 1998 Financial Statements.

-------------------------
 * Filed with the Company's Current Report on Form 8-K dated February 26, 1998 and incorporated herein by reference.

** Filed with Registration Statement No. 333-48619 and incorporated herein by reference.