Form 10-Q
period 1998-07-31
BOOTH CREEK SKI HOLDINGS INC
filed 1998-09-14
CIK 1037253

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

For the quarterly period ended July 31, 1998 or

[ ]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-26091

                         BOOTH CREEK SKI HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      84-1359604
        (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

  1000 SOUTH FRONTAGE ROAD WEST, SUITE 100
               VAIL, COLORADO                                      81657
  (Address of Principal Executive Offices)                      (Zip Code)

                                 (970) 476-4030
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                No ____

     As of August 28, 1998, 1,000 shares of the registrant's common stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements........................................    1
Item 2.    Management's Discussion and Analysis of Financial Condition    10
           and Results of Operations...................................

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings...........................................   20
Item 2.    Changes in Securities and Use of Proceeds...................   22
Item 3.    Defaults Upon Senior Securities.............................   22
Item 4.    Submission of Matters to a Vote of Security Holders.........   22
Item 5.    Other Information...........................................   22
Item 6.    Exhibits and Reports on Form 8-K............................   23

           SIGNATURES..................................................   24

                         PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS.

                         BOOTH CREEK SKI HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 JULY 31,         OCTOBER 31,
                                                                   1998              1997
                                                                 --------         -----------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash......................................................     $    927          $    462
  Accounts receivable, net of allowances of $32 and $35,
     respectively...........................................        1,372             1,528
  Inventories...............................................        2,778             3,059
  Prepaid expenses and other current assets.................        1,564             1,396
                                                                 --------          --------
     Total current assets...................................        6,641             6,445
Property and equipment, net.................................      153,962           123,154
Real estate held for development and sale...................       12,919            11,335
Deferred financing costs, net of accumulated amortization of
  $1,762 and $782, respectively.............................        6,806             6,229
Timber rights and other assets..............................        6,699             7,402
Goodwill, net of accumulated amortization of $3,625 and
  $1,953, respectively......................................       30,179            31,851
                                                                 --------          --------
     Total assets...........................................     $217,206          $186,416
                                                                 ========          ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Senior credit facility....................................     $ 19,414          $ 15,000
  Current portion of long-term debt.........................        1,816               947
  Accounts payable and accrued liabilities..................       19,760            17,132
                                                                 --------          --------
          Total current liabilities.........................       40,990            33,079
Long-term debt..............................................      137,325           120,380
Other long-term liabilities.................................          113               196
Commitments and contingencies
Preferred stock of subsidiary; 28,000 shares authorized,
  22,000 shares issued and outstanding at July 31, 1998
  (25,000 shares at October 31, 1997); liquidation
  preference and redemption value of $2,769 at July 31,
  1998......................................................        2,769             3,354
Shareholder's equity:
  Common stock, $.01 par value; 1,000 shares authorized,
     issued and outstanding.................................           --                --
  Additional paid-in capital................................       57,000            46,500
  Accumulated deficit.......................................      (20,991)          (17,093)
                                                                 --------          --------
     Total shareholder's equity.............................       36,009            29,407
                                                                 --------          --------
Total liabilities and shareholder's equity..................     $217,206          $186,416
                                                                 ========          ========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                        NINE MONTHS ENDED       THREE MONTHS ENDED
                                                      ---------------------    ---------------------
                                                      JULY 31,    AUGUST 1,    JULY 31,    AUGUST 1,
                                                        1998        1997         1998        1997
                                                      --------    ---------    --------    ---------
                                                                       (UNAUDITED)
Revenue:
  Resort operations.................................  $ 91,709    $ 63,753     $  3,861    $  3,284
  Real estate and other.............................       207       1,647          207       1,197
                                                      --------    --------     --------    --------
Total revenue.......................................    91,916      65,400        4,068       4,481
Operating expenses:
  Cost of sales -- resort operations................    54,952      40,778        6,381       4,673
  Cost of sales -- real estate and other............        96       1,146           96         768
  Depreciation and depletion........................    10,675       6,998        4,033       2,571
  Amortization of goodwill..........................     1,672       1,150          556         453
  Selling, general and administrative expense.......    10,902       8,475        2,412       1,957
  Management fees and corporate expenses............     3,386       1,465        1,622         638
                                                      --------    --------     --------    --------
Total operating expenses............................    81,683      60,012       15,100      11,060
                                                      --------    --------     --------    --------
Operating income (loss).............................    10,233       5,388      (11,032)     (6,579)
Other income (expense):
  Interest expense..................................   (12,954)     (8,863)      (4,607)     (3,700)
  Amortization of deferred financing costs..........      (980)     (1,541)        (369)       (345)
  Interest and other income.........................        11         140            4          85
                                                      --------    --------     --------    --------
  Other income (expense), net.......................   (13,923)    (10,264)      (4,972)     (3,960)
                                                      --------    --------     --------    --------
Loss before income taxes............................    (3,690)     (4,876)     (16,004)    (10,539)
Income tax benefit..................................        --       1,219           --       2,635
                                                      --------    --------     --------    --------
Loss before minority interest and extraordinary
  item..............................................    (3,690)     (3,657)     (16,004)     (7,904)
Minority interest...................................      (208)       (157)         (70)        (70)
                                                      --------    --------     --------    --------
Loss before extraordinary item......................    (3,898)     (3,814)     (16,074)     (7,974)
Extraordinary loss on early retirement of debt (net
  of applicable income taxes of $666)...............        --      (1,998)          --          --
                                                      --------    --------     --------    --------
Net loss............................................  $ (3,898)   $ (5,812)    $(16,074)   $ (7,974)
                                                      ========    ========     ========    ========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  NINE MONTHS ENDED JULY 31, 1998 (UNAUDITED)
                      AND THE YEAR ENDED OCTOBER 31, 1997
                                 (IN THOUSANDS)

                                                                             NOTE
                                          COMMON STOCK      ADDITIONAL    RECEIVABLE
                                        ----------------     PAID-IN         FROM        ACCUMULATED
                                        SHARES    AMOUNT     CAPITAL      SHAREHOLDER      DEFICIT       TOTAL
                                        ------    ------    ----------    -----------    -----------     -----
Initial capitalization and balance
  at October 31, 1996...............    1,000       $--      $     2          $(2)        $     --      $     --
Payment received on shareholder note
  receivable........................       --       --            --            2               --             2
Capital contributions...............       --       --        46,498           --               --        46,498
Net loss............................       --       --            --           --          (17,093)      (17,093)
                                        -----       --       -------          ---         --------      --------
Balance at October 31, 1997.........    1,000       --        46,500           --          (17,093)       29,407
Capital contributions...............       --       --        10,500           --               --        10,500
Net loss............................       --       --            --           --           (3,898)       (3,898)
                                        -----       --       -------          ---         --------      --------
Balance at July 31, 1998............    1,000       $--      $57,000          $--         $(20,991)     $ 36,009
                                        =====       ==       =======          ===         ========      ========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                              ---------------------------------
                                                              JULY 31, 1998      AUGUST 1, 1997
                                                              -------------      --------------
                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................    $ (3,898)          $  (5,812)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and depletion................................      10,675               6,998
  Amortization of goodwill..................................       1,672               1,150
  Noncash cost of real estate sales.........................          --                 851
  Amortization of deferred financing costs..................         980               1,541
  Deferred income tax benefit...............................          --              (1,219)
  Minority interest.........................................         208                 157
  Extraordinary loss on early retirement of debt............          --               1,998
  Changes in operating assets and liabilities:
     Accounts receivable....................................         480                 145
     Inventories............................................         806                 826
     Prepaid expenses and other current assets..............         (47)                262
     Accounts payable and accrued liabilities...............         482               1,747
     Other long-term liabilities............................         (83)                 --
                                                                --------           ---------
Net cash provided by operating activities...................      11,275               8,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ski resorts, net of cash acquired............     (30,016)           (141,222)
Capital expenditures for property and equipment.............      (8,604)             (4,550)
Capital expenditures for real estate held for development
  and sale..................................................        (684)               (282)
Other, net..................................................         643                 488
                                                                --------           ---------
Net cash used in investing activities.......................     (38,661)           (145,566)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Senior Credit Facility.................       4,414               7,000
Proceeds of long-term debt..................................      17,500             216,000
Principal payments of long-term debt........................      (2,213)           (114,288)
Deferred financing costs....................................      (1,557)            (10,484)
Purchase of preferred stock of subsidiary and payment of
  dividends.................................................        (793)               (375)
Payment received on shareholder note receivable.............          --                   2
Capital contributions.......................................      10,500              46,498
                                                                --------           ---------
Net cash provided by financing activities...................      27,851             144,353
                                                                --------           ---------
Increase in cash............................................         465               7,431
Cash at beginning of period.................................         462                  --
                                                                --------           ---------
Cash at end of period.......................................    $    927           $   7,431
                                                                ========           =========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1998

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

     The consolidated financial statements include the accounts of Booth Creek and its subsidiaries (collectively referred to as the "Company"). Booth Creek owns all of the common stock of its subsidiaries. Ski Lifts, Inc. (the operator of the Summit) has shares of preferred stock owned by a third party. All significant intercompany transactions and balances have been eliminated.

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

     The accompanying consolidated financial statements as of July 31, 1998 and for the three and nine month periods ended July 31, 1998 and August 1, 1997 are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at July 31, 1998, and its operating results and cash flows for the three and nine month periods ended July 31, 1998 and August 1, 1997. Due to the highly seasonal nature of the Company's business and the effect of acquisitions (Note 2), the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to GAAP applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading.

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

     The aggregate net purchase price for the Loon Mountain Acquisition, determined through negotiations between the Company and LMRC, was approximately $30.0 million (including the assumption of debt which was repaid in connection with the acquisition and acquisition costs). The Loon Mountain Acquisition was financed through (i) proceeds from the offering at par of $17.5 million aggregate principal amount of the Company's 12.5% Series C Senior Notes due 2007 (see Note 4), issued under the Indenture, dated as of March 18, 1997, as amended and supplemented among the Company, the Guarantors named therein, and the trustee, (ii) a capital contribution of $10.5 million to the Company by Parent (the "Equity Financing"), and (iii) available cash on hand and borrowings under the Company's Amended and Restated Credit Agreement dated March 18, 1997, as amended (the "Senior Credit Facility").

PRO FORMA FINANCIAL INFORMATION

     The following table represents unaudited pro forma financial information which presents the Company's consolidated results of operations for the nine month periods ended July 31, 1998 and August 1, 1997 as if the 1997 Acquisitions, Loon Mountain Acquisition and related financing transactions occurred on November 1, 1996.

                                                               NINE MONTHS ENDED
                                                            ------------------------
                                                            JULY 31,       AUGUST 1,
                                                              1998           1997
                                                            --------       ---------
                                                                 (IN THOUSANDS)
Statement of operations data:
  Revenue...............................................    $102,555        $90,066
  Operating income......................................    $ 13,885        $ 4,005
  Net loss..............................................    $ (1,125)       $(8,841)
Other data:
  EBITDA................................................    $ 27,026        $16,656
  Noncash cost of real estate and other.................    $     --        $   984

     EBITDA represents income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales. EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

     The pro forma information does not purport to be indicative of results that actually would have occurred had the acquisitions been made on the dates indicated or of results which may occur in the future.

                         BOOTH CREEK SKI HOLDINGS, INC.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following at July 31, 1998 and October 31, 1997:

                                                            JULY 31,       OCTOBER 31,
                                                              1998            1997
                                                            --------       -----------
                                                                  (IN THOUSANDS)
Accounts payable........................................    $ 5,603          $ 7,618
Accrued compensation and benefits.......................      2,629            1,575
Taxes other than income.................................        644              545
Unearned income and customer deposits...................      1,626            3,341
Interest................................................      6,400            2,027
Other...................................................      2,858            2,026
                                                            -------          -------
                                                            $19,760          $17,132
                                                            =======          =======

4. FINANCING ARRANGEMENTS

SENIOR CREDIT FACILITY

     Effective February 26, 1998, the borrowing availability under the Senior Credit Facility was increased to $25 million (the "Senior Credit Facility Amendment"). The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $6.0 million between February 15 and two business days preceding March 15 of each year, have no borrowings on the business day preceding March 15 of each year and cannot have borrowings in excess of $6.0 million between March 15 and April 15 of each year. Total borrowings outstanding under the Senior Credit Facility at July 31, 1998 were approximately $19.4 million, which bore interest at 8.5%.

LONG-TERM DEBT

     On February 26, 1998, the Company consummated an offering (the "Offering") of $17.5 million of its 12.5% Series C Senior Notes due 2007 (the "Series C Notes"). The net proceeds of the Offering, the $10.5 million Equity Financing, and available cash on hand and borrowings under the Senior Credit Facility, were used to finance the Loon Mountain Acquisition (Note 2). Pursuant to a registered exchange offer which expired on July 31, 1998, the Series C Notes were exchanged for a like principal amount of the Company's 12.5% Series B Senior Notes (the "Notes"). On July 31, 1998, after giving effect to such exchange, $133.5 million aggregate principal amount of the Notes were outstanding. The Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semiannually on each March 15 and September 15.

     The Notes are unconditionally guaranteed, on an unsecured senior basis, as to the payment of principal, premium, if any, and interest, jointly and severally (the "Guarantees"), by all Restricted Subsidiaries of the Company (as defined in the Indenture) having either assets or shareholders' equity in excess of $20,000 (the "Guarantors"). All of the Company's direct and indirect subsidiaries are Restricted Subsidiaries, except the Real Estate LLC. Each Guarantee is effectively subordinated to all secured indebtedness of such Guarantor. The Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and the Guarantors, including indebtedness under the Senior Credit Facility. In addition, the Notes are structurally subordinated to any indebtedness of the Company's subsidiaries that are not Guarantors. The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Notes on a joint and several basis. Booth Creek is a holding company and has no operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the

                         BOOTH CREEK SKI HOLDINGS, INC.

4. FINANCING ARRANGEMENTS (CONTINUED)
LONG-TERM DEBT (CONTINUED)
assets, equity, income and cash flow of the Real Estate LLC, Booth Creek's only non-guarantor subsidiary, are inconsequential and the common stock of the Real Estate LLC is entirely owned by Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or its non-guarantor subsidiary because management has determined that such information is not material to investors.

     For the nine months ended July 31, 1998, the Company entered into long-term debt and capital lease obligations of approximately $2.5 million for the purchase of equipment.

5. INCOME TAXES

     During the year ended October 31, 1997, the Company recorded tax benefits for current operating losses to the extent of recorded deferred tax liabilities. Due to the Company's lack of profitable history, the tax benefits of excess operating losses were fully offset by a valuation reserve. Similarly, no federal income tax provision is expected for the year ended October 30, 1998 due to continued operating losses. Accordingly, during the three and nine month periods ended July 31, 1998, no federal income tax provision has been provided.

     Based on preliminary purchase price allocations for the 1997 Acquisitions as described in Note 2, deferred tax liabilities of approximately $4.4 million were recorded in the preliminary opening balance sheets. This resulted in an expected effective income tax rate of approximately 25%, which was used by the Company in preparing its consolidated financial statements for the three and nine month periods ended August 1, 1997. Final purchase price allocations, primarily for the Summit acquisition, resulted in less value being assigned to property and equipment, more to goodwill and a corresponding reduction in the original deferred tax liabilities. Accordingly, the actual income tax rate for the year ended October 31, 1997 was 10.8%, and was adjusted for in the fourth quarter of 1997 on a catch-up basis as a change in estimate.

6. SUBSEQUENT EVENTS

CAPITAL CONTRIBUTIONS FROM PARENT

     On September 14, 1998, the Company received a $15 million capital contribution from Parent, which will be utilized to fund certain expansion related capital expenditures planned for fiscal 1998 and fiscal 1999, working capital and other general corporate purposes. After giving effect to such capital contribution and the receipt of expected net proceeds of approximately $6.3 million from the recent sale of real estate at Northstar (described below), outstanding borrowings under the Senior Credit Facility at September 14, 1998 are expected to be approximately $1.6 million, which would provide the Company with borrowing availability of approximately $23.4 at such date.

REAL ESTATE AUCTION

     On August 16, 1998, Northstar conducted an auction of certain real estate parcels as part of the third phase of an ongoing real estate development project. All of the lots available for sale were sold at an average lot price of approximately $210,000 as compared to an average lot price of $154,000 for the two prior phases. Such sales are expected to result in net proceeds to the Company of approximately $6.3 million after deduction for sales commissions and other selling costs. The proceeds from the sales are expected to be received in September 1998 upon the close of escrow and the transfer of title. The revenues and costs of sales associated with these transactions will be recognized in the fourth quarter of fiscal 1998.

                         BOOTH CREEK SKI HOLDINGS, INC.

6. SUBSEQUENT EVENTS (CONTINUED)
PROPOSED ACQUISITION

     On August 28, 1998, the Company, Booth Creek Ski Acquisition, Inc., a wholly-owned subsidiary of Booth Creek ("Acquisition Sub"), and Seven Springs Farm, Inc. ("Seven Springs"), the owner and operator of the Seven Springs Mountain Resort, a ski resort and conference center, entered into an Agreement of Merger (the "Merger Agreement"), pursuant to which the Company would acquire Seven Springs through the merger of Acquisition Sub with and into Seven Springs. The aggregate merger consideration and related payments will be approximately $83.0 million plus certain deferred payments, subject to certain price adjustments. The proposed acquisition is conditioned on the receipt of a judicial determination that the terms of a certain shareholders' agreement among Seven Springs and its shareholders (the "Seven Springs Shareholder Agreement") does not apply to the transactions contemplated by the Merger Agreement, as well as customary closing conditions. In connection with the proposed acquisition, certain shareholders of Seven Springs filed a lawsuit in the Court of Common Pleas of Somerset County, Pennsylvania against the Company, Acquisition Sub, and Seven Springs and certain of its directors, seeking a declaratory judgment, along with other relief including the rescission of the Merger Agreement. Plaintiffs allege that the terms of the Seven Springs Shareholder Agreement ban the consummation of the proposed acquisition. While the Company believes that Seven Springs' position will prevail that the Seven Springs Shareholders Agreement does not apply to the transactions contemplated by the Merger Agreement, no assurance can be made regarding the timing or the outcome of this litigation.

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

     Except for historical matters, the matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that certain factors below could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include: regional and national economic conditions, the successful or unsuccessful integration of acquired businesses, weather conditions, natural disasters (such as earthquakes), industry competition and governmental regulation, risks associated with expansion, leased property and property used pursuant to the United States Forest Service permits, and the ability of the Company to make its information technology assets and systems year 2000 compliant and the costs of any modifications necessary in this regard.

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

     The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 123, 144, 145, and 105 days, respectively, during each of the last five ski seasons. The Company's Northstar, Sierra, Summit and Grand Targhee resorts are less weather-sensitive based on their historical natural snowfall, averaging approximately 326, 518, 422, and 512 inches of snow, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities are considerably less extensive than at Bear Mountain, Waterville Valley, Loon Mountain or Mt. Cranmore.

     The Company's results of operations are also highly dependent on its ability to compete in each of the large regional ski markets in which it operates. At Northstar and Sierra, more than 70% of the 1997/98 ski season total skier days were attributable to residents of the San Francisco, Sacramento, Central California Valley and Lake Tahoe regions. At Bear Mountain, more than 90% of the 1997/98 ski season total skier days were attributable to residents of the Los Angeles and San Diego metropolitan regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, approximately 80% of the 1997/98 ski season total skier days were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 1997/98 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region. The Company's Grand Targhee resort attracts approximately 50% of its skiers from outside its local skiing population.

     In addition to revenue generated from skiing operations, the Company's resorts generate significant revenue from non-ski operations, including lodging, conference center services, health and tennis clubs and summer activities such as mountain biking rentals and golf course fees.

     A significant portion of total operating costs at the Company's resorts are variable, consisting primarily of retail and food service cost of sales, utilities and labor expense. These variable costs can fluctuate significantly based upon skier days and other seasonal factors. With the exception of certain management, marketing, administrative and maintenance personnel, all of the Company's employees are compensated on an hourly basis.

RESULTS OF OPERATIONS OF THE COMPANY

  Historical Nine Months Ended July 31, 1998 as Compared to the Historical Nine Months Ended August 1, 1997

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

     Total revenue for the nine months ended July 31, 1998 was $91,916,000, an increase of $26,516,000 or 40.5%, over the Company's revenues for the nine months ended August 1, 1997. Due to the timing of the acquisitions, the 1997 period does not reflect a full period of operating revenues for the resorts, which accounts for a significant part of the increase. The increase in revenue is also due to more typical weather conditions in the Lake Tahoe region in the current period than during the comparable period in the 1996/97 ski season, which resulted in increased revenues at Sierra and Northstar of 65.1% and 24.5%, respectively. During the 1996/97 ski season, revenue was negatively impacted by a mudslide which shut down the highway which provides primary access to Sierra and poor weather conditions during the Christmas holiday period at many of the Company's other resorts. Total skier visits at Sierra and Northstar increased by 62.7% and 21.9% or approximately 132,000 and 97,000, respectively, in the 1998 period as compared to the 1997 period.

     Total operating expenses for the nine months ended July 31, 1998 were $81,683,000, an increase of $21,671,000 or 36.1%, over the Company's total operating expenses for the nine months ended August 1, 1997. Due to the timing of the acquisitions, the 1997 period does not reflect a full period of operating expenses for the resorts, which accounts for a significant part of the increase. Payroll related costs, the single largest component of operating expenses, were approximately $32,084,000 for the nine months ended July 31, 1998, as compared to $22,398,000 for the 1997 period.

     Interest expense for the nine months ended July 31, 1998 totaled $12,954,000, an increase of $4,091,000 over the Company's interest expense for the nine months ended August 1, 1997, reflecting generally higher levels of borrowings in the 1998 period and a slightly higher interest rate on the Senior Notes as compared to the interest rates on the bridge financing facilities in place through March 17, 1997.

     During the year ended October 31, 1997, the Company recorded tax benefits for current operating losses to the extent of recorded deferred tax liabilities. Due to the Company's lack of profitable history, the tax benefits of excess operating losses were fully offset by a valuation reserve. Similarly, no federal income tax provision is expected for the year ended October 30, 1998 due to continued operating losses. Accordingly, during the nine months ended July 31, 1998, no federal income tax provision has been provided.

     For the nine months ended August 1, 1997, income taxes were based on preliminary purchase price allocations for the Company's acquisitions of the resorts. Deferred tax liabilities of approximately $4.4 million were recorded in the preliminary opening balance sheets. This resulted in an expected income tax benefit rate of approximately 25%, which was used by the Company in preparing its financial statements through the third quarter of 1997. Final purchase allocations, primarily for the Summit acquisition, resulted in less value being assigned to fixed assets, more to goodwill and a corresponding reduction in the original deferred tax liabilities. Accordingly, the actual income tax benefit rate for the year ended October 31, 1997 was 10.8%, and was adjusted for in the fourth quarter on a catch-up basis as a change in estimate.

  Historical Three Months Ended July 31, 1998 as Compared to the Historical Three Months Ended August 1, 1997

     Total revenue for the three months ended July 31, 1998 was $4,068,000, a decrease of $413,000 or 9.2%, over the Company's revenues for the three months ended August 1, 1997. Revenue from resort operations increased $577,000 or 17.6%, due primarily to the impact of the Loon Mountain Acquisition, as Loon Mountain generated $715,000 in resort operating revenue for the three months ended July 31, 1998. Revenues from real estate and timber operations declined $990,000 in the 1998 period due to the timing of real estate sales.

     Total operating expenses for the three months ended July 31, 1998 were $15,100,000, an increase of $4,040,000 or 36.5%, over the Company's total operating expenses for the three months ended August 1, 1997. Approximately $2,300,000 of the increase is due to the inclusion of Loon Mountain in the 1998 period as a result of the timing of the Loon Mountain Acquisition. Payroll related costs were $5,923,000 for the three months ended July 31, 1998, as compared to $4,438,000 for the 1997 period.

     Interest expense for the three months ended July 31, 1998 totaled $4,607,000, an increase of $907,000 over the level of interest expense for the comparable 1997 period, reflecting generally higher levels of borrowings in the 1998 period.

     During the year ended October 31, 1997, the Company recorded tax benefits for current operating losses to the extent of recorded deferred tax liabilities. Due to the Company's lack of profitable history, the tax benefits of excess operating losses were fully offset by a valuation reserve. Similarly, no federal income tax provision is expected for the year ended October 30, 1998 due to continued operating losses. Accordingly, during the three months ended July 31, 1998, no federal income tax provision has been provided.

     For the three months ended August 1, 1997, income taxes were based on preliminary purchase price allocations for the Company's acquisitions of the resorts. Deferred tax liabilities of approximately $4.4 million were recorded in the preliminary opening balance sheets. This resulted in an expected income tax benefit rate of approximately 25%, which was used by the Company in preparing its financial statements through the third quarter of 1997. Final purchase price allocations, primarily for the Summit acquisition, resulted in less value being assigned to fixed assets, more to goodwill and a corresponding reduction in the original deferred tax liabilities. Accordingly, the actual income tax benefit rate for the year ended October 31, 1997 was 10.8%, and was adjusted for in the fourth quarter on a catch-up basis as a change in estimate.

  Pro Forma Nine Months Ended July 31, 1998 as Compared to the Pro Forma Nine Months Ended August 1, 1997

     The following unaudited pro forma results of operations of the Company for the nine months ended July 31, 1998 and August 1, 1997 assume that all the resort acquisitions and related financings had occurred on November 1, 1996. These unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                                                PRO FORMA               PRO FORMA
                                                            NINE MONTHS ENDED       NINE MONTHS ENDED
                                                              JULY 31, 1998          AUGUST 1, 1997
                                                            -----------------       -----------------
                                                                         (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Resort operations.....................................        $102,348                 $88,115
  Real estate and other.................................             207                   1,951
                                                                --------                 -------
                                                                 102,555                  90,066
Operating expenses:
  Resort operations.....................................          75,433                  73,087
  Cost of sales -- real estate and other................              96                   1,307
  Depreciation, depletion and amortization..............          13,141                  11,667
                                                                --------                 -------
Operating income........................................          13,885                   4,005
Interest expense, net...................................          14,802                  13,680
                                                                --------                 -------
Loss before income taxes................................            (917)                 (9,675)
Income tax benefit......................................              --                   1,045
                                                                --------                 -------
Loss before minority interest...........................            (917)                 (8,630)
Minority interest.......................................            (208)                   (211)
                                                                --------                 -------
Net loss................................................        $ (1,125)                $(8,841)
                                                                ========                 =======
OTHER DATA:
EBITDA..................................................        $ 27,026                 $16,656
Noncash cost of real estate sales.......................        $     --                 $   984

     Total pro forma revenues for the nine months ended July 31, 1998 would have been $102,555,000, an increase of $12,489,000 or 13.9% over the comparable period in 1997. Sierra, Northstar, Grand Targhee, Bear Mountain and Waterville Valley generated increased revenues in the 1998 period of 65.1%, 22.4%, 11.1%, 12.5%, and 9.1%, respectively, due primarily to skier day increases. The increase in revenue is primarily due to more typical weather conditions in the Lake Tahoe region in the current period than during the comparable period in the 1996/97 ski season. Pro forma revenues for Mt. Cranmore, the Summit and Loon Mountain for the 1998 period were generally comparable to the level of revenues in the 1997 period. Total skier visits would have increased 9.2%, or approximately 200,000, in the 1998 period as compared to the 1997 period primarily due to improved weather conditions during the holiday periods which allowed travelers to reach the Company's resorts. During the 1996/97 ski season, revenues were negatively impacted by a mudslide which shut down the highway which provides primary access to Sierra and poor weather conditions during the holiday period at many of the Company's other resorts. Sales of real estate and timber during the nine months ended July 31, 1998 were $207,000, as compared to $1,951,000 in the comparable 1997 pro forma period. The decline in real estate sales in the 1998 period was due to the timing of lot sales.

     Pro forma resort operating expenses, excluding depreciation, depletion and amortization, for the nine months ended July 31, 1998 would have been $75,433,000, an increase of $2,346,000, or 3.2%, over the comparable period in 1997. Pro forma payroll related costs would have been $34,534,000, an increase of $2,984,000 or 9.5%, over the comparable 1997 period. The increase in pro forma payroll related costs was due primarily to higher seasonal employment at Northstar and Sierra due to the improved operating conditions and extended season.

     Pro forma depreciation, depletion and amortization for the pro forma nine month period ended July 31, 1998 would have been $13,141,000. The increase of $1,474,000 or 12.6% over the 1997 period was due to higher average asset balances in the 1998 period.

     Net interest expense for the pro forma nine months ended July 31, 1998 would have totaled $14,802,000, an increase of $1,122,000 or 8.2% from the comparable period in 1997. The increase was due to interest expense on borrowings under the Senior Credit Facility used to fund capital expenditures, maintenance activities and normal seasonal working capital requirements in the off-season periods.

     Income tax benefit for the pro forma nine months ended August 1, 1997 of $1,045,000 reflects the effective tax rate of 10.8% utilized for the year ended October 31, 1997. As it was assumed that the effective rate for the year ended October 30, 1998 will be zero, no income tax benefit was recorded during the pro forma nine month period ended July 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility currently provides for borrowing availability of up to $25 million during the term of such facility, which expires in March 1999. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $6.0 million between February 15 and two business days preceding March 15 of each year, have no borrowings on the business day preceding March 15 of each year and not have borrowings in excess of $6.0 million between March 15 and April 15 of each year. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities and to build retail and other inventories prior to the start of the skiing season and for other cash requirements. As of July 31, 1998, outstanding borrowings under the Senior Credit Facility totaled $19.4 million.

     While the Company's ski resorts typically generate significant amounts of cash during the ski season, the Company had a working capital deficit of $34.3 million as of July 31, 1998 which will negatively affect liquidity during the remainder of 1998.

     The Company generated cash from operating activities of $11.3 million for the nine months ended July 31, 1998 as compared to $8.6 million for the nine months ended August 1, 1997. This increase is due to the significantly improved operating results in the 1998 period and the inclusion of all resorts for the full period in 1998 (except for Loon Mountain which has been included in 1998 operations since February 26, 1998).

     Cash used in investing activities totaled $38.7 million and $145.6 million for the nine months ended July 31, 1998 and August 1, 1997, respectively. The results for the 1998 period reflect primarily capital expenditures and the Loon Mountain Acquisition, whereas the results for the 1997 period include $141.2 million of cash used for the acquisition of the Company's other ski resorts.

     Cash provided by financing activities totaled $27.9 million and $144.4 million for the nine months ended July 31, 1998 and August 1, 1997, respectively. The results for the 1998 period reflect net borrowings and receipt of additional capital contributions to fund the Loon Mountain Acquisition. The results for the 1997 period reflect borrowings on long-term debt and capital contributions used to fund the 1997 ski resort acquisitions.

     The Company's capital expenditures for property and equipment for the nine months ended July 31, 1998 and August 1, 1997 were approximately $11.1 million (including approximately $2.5 million financed through capital leases and deferred payment obligations) and $4.6 million, respectively, and were funded by cash provided by operating activities and borrowings under the Senior Credit Facility. Management anticipates that annual capital expenditures for property and equipment in each of fiscal 1998 and 1999 will be approximately $18 million and $5 million, respectively, for resort maintenance, safety and planned return-based upgrades that management has deemed appropriate. The Company plans to fund these capital expenditures from the $15 million capital contribution received from Parent on September 14, 1998, available operating cash flows, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture and borrowings under the Senior Credit Facility. In addition, capital expenditures for real estate development activities at Northstar are expected to be approximately $1.5 million for fiscal 1998, and approximately $1.0 million to $2.0 million for fiscal 1999.

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

     The Company's liquidity has been and will continue to be significantly affected by its high leverage. As a result of its leveraged position, the Company has significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. In addition, the Company's high level of debt may increase its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. Any decline in the Company's expected operating performance could have a material adverse effect on the Company's liquidity and on its ability to service its debt and make required capital expenditures. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer.

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

     The Company currently has $133.5 million aggregate principal amount of Notes outstanding, which will result in annual cash interest requirements of approximately $16.7 million. On September 14, 1998 the Company received a $15 million capital contribution from Parent and expects to receive approximately $6.3 million from the recent sale of real estate at Northstar (see Note 6 to Consolidated Financial Statements included herein). Taking into consideration the receipt of such funds, the Company expects that cash generated from operations, together with borrowing availability, will be adequate to fund the interest requirements on the Notes and the Company's other cash operating and debt service requirements over the next twelve months. However, any decline in the Company's expected operating performance could have a material adverse effect on the Company's liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell assets or obtain additional financing. No assurance can be given of the Company's ability to do so or the terms of any such transaction. In addition, the Company would require additional financing for future acquisitions.

IMPACT OF THE YEAR 2000 ISSUE

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

     The Company has conducted an assessment of its information and telecommunications technology ("IT") assets and systems. Substantially all of the Company's IT systems, except for a portion of the Company's ticketing and sales systems, operate using software developed and supported by third party vendors. The Company is in the process of implementing its planned program to remedy such third party developed systems, which will entail either modifications to or replacement of certain existing IT systems. The cost of modifications will be expensed as incurred and is not expected to be significant. The cost of purchased replacements will be capitalized and is expected to range from $500,000 to $700,000.

     The Company is currently performing an assessment of the necessary efforts to make its primary ticketing and sales system year 2000 compliant, and expects to complete this assessment by December 1998. The cost of necessary modifications to the ticketing and sales software will be expensed as incurred. Purchases of replacement hardware, if any, will be capitalized. The expected cost of necessary software modifications and hardware replacements is not currently known.

     The Company has commenced a program to ensure that significant vendors and service providers with which it does business are year 2000 compliant. In addition, the Company has conducted an assessment of its operating assets and has determined that there will be no significant financial impacts to ensure year 2000 compliance for operating assets.

     The Company intends to complete its year 2000 assessments and remediation program by the third calendar quarter of 1999. However, if the Company or its vendors are unable to resolve the year 2000 issue in a timely manner, or the Company's assessment of the extent of year 2000 issues surrounding its IT systems, operating assets or significant vendors or service providers were to be incorrect, the year 2000 issue could have a material impact on the operations of the Company. The Company does not presently have a contingency plan in the event its year 2000 compliance program is unsuccessful or not completed on a timely basis.

     The cost of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

     A substantial portion of the real property associated with the Loon Mountain resort is likewise used under Forest Service permits. In 1993, the Forest Service authorized various lift, trail and snowmaking improvements on Loon Mountain and an expansion onto South Mountain. In 1996, the United States Court of Appeals for the First Circuit overturned this authorization on the ground that the Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). Certain improvements and part of the expansion had been constructed before the First Circuit ruled. On May 5, 1997, the United States District Court for the District of New Hampshire entered a stipulated order which authorizes existing improvements to remain in place and existing operations to continue but generally prohibits future construction, restricts use of a major snowmaking water source, and requires certain water discharge permits to be pursued, pending Forest Service reconsideration of the projects under NEPA. In August 1998, the Forest Service announced that it expects to complete this NEPA process and issue a new decision on the improvements sometime in the Spring of 1999. See
Part II -- Item 1 for a further discussion.

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

     In August 1997, the Forest Service authorized the Loon Mountain resort to construct a new snowmaking pipeline across permitted land. The Forest Service found that such construction is consistent with the District Court order and will enable the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline has been completed, its use was challenged by private parties who assert that the Forest Service violated NEPA. On January 20, 1998, the United States District Court for the District of New Hampshire issued a decision finding that the Forest Service violated NEPA in failing to address the potential for the new pipeline to increase the amount of snow made and any associated environmental effects. On March 10, 1998, the District Court issued a series of further orders which, among other things, direct the Forest Service to re-evaluate the pipeline, allow such re-evaluation to proceed separate from and prior to the Forest Service's reconsideration of the larger expansion, and preclude LMRC from using the pipeline pending further action by the Court.

     On July 2, 1998, the Forest Service issued a new decision reapproving the pipeline and addressing its potential to increase the amount of snow made. This decision was challenged by several of the same private parties, who, again, asserted that it violated NEPA. At this time, briefing on these challenges has been completed and they are awaiting decision by the District Court. In addition, the Forest Service is currently considering the potential effect on its decision of certain additional information relating to one of the studies that it relied upon; it is possible that this could lead to further analysis or modification of the decision. Finally, two of the parties whose challenge to the new pipeline decision is pending before the District Court filed a new lawsuit on August 20, 1998, in the same Court, challenging the same decision on the same grounds, as well as additional grounds that another party has asserted in that case or that were previously addressed by the District Court in its January 20, 1998 decision. No assurances can be given regarding the timing or outcome of this process. See Part II -- Item I for a further discussion.

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

     Pursuant to the First Circuit's decision and the District Court order, each discussed under Part II -- Item 1, LMRC has applied to the Environmental Protection Agency ("EPA") for a Clean Water Act (the "CWA") discharge permit covering discharges associated with its snowmaking operations. Certain ongoing discharges are authorized by the District Court order pending final action on the permit and subject to the Court's reserved power to modify such approval to address any resulting environmental issues. The Company expects the EPA to issue a permit addressing future discharges prior to the 1998/99 ski season. LMRC does not expect this permit to involve costs or restrictions that have a material adverse effect on the resort's operations, but no assurances may be given as to the outcome or timing of this process.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Each of the Company's resorts has pending and is regularly subject to litigation with respect to personal injury claims relating principally to skiing activities at its resorts. The Company and each of its resorts maintain extensive liability insurance that the Company considers adequate to insure claims related to usual and customary risks associated with the operation of ski resorts. However, the outcome of any litigation is inherently uncertain and no assurances can be given as to the effects that any litigation in which the Company is involved will have on the Company's future results of operations or financial condition.

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

     In connection with the Loon Mountain Acquisition, certain shareholders (the "Plaintiffs") of LMRC filed a lawsuit in New Hampshire state court against LMRC and its former directors alleging breach of fiduciary duty and against the Company alleging that the Company failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute"). Prior to the filing of the lawsuit against the Company, the Company had sought and received a "no action" order from the Bureau of Securities Regulation, New Hampshire Department of State (the "Bureau") finding that the Takeover Statute was inapplicable to the proposed merger. The two lawsuits were consolidated in the Superior Court in Grafton County, New Hampshire. The Plaintiffs' initial request for a preliminary injunction prohibiting the Company (or its affiliates) from proceeding with the Loon Mountain Acquisition based on allegations that the Company failed to comply with the Takeover Statute was denied on October 28, 1997. Before the litigation proceeded further, both parties amended the merger agreement relating to the Loon Mountain Acquisition. The Company then sought and obtained an additional order by the Bureau that the Takeover Statue did not apply. On January 30, 1998, the Company filed its answer to the Plaintiffs' petition and, on February 10, 1998, filed a motion to dismiss the action against the Company under the Takeover Statute in its entirety, asserting, inter alia, that the Takeover Statute did not apply to the transaction as a matter of law. On June 11, 1998, the Court denied the Company's motion to dismiss. On July 2, 1998, the Company filed a motion to reconsider the Court's decision. On August 1, 1998, the Court granted the Company's motion for reconsideration and dismissed Plaintiffs' claims under the Takeover Statute. Plaintiffs have filed a motion for reconsideration as to the Court's dismissal of the Takeover Statute claim, and they retain appeal rights with respect to the issue. Plaintiffs' breach of fiduciary duty action against LMRC and its directors remains pending. Plaintiffs have conducted limited discovery and a trial date has not been set. Plaintiffs' potential remedies include monetary damages for the directors' alleged failure to maximize the consideration to LMRC shareholders in the Loon Mountain Acquisition. If Plaintiffs are successful in pursuing their claims against the former LMRC directors, LMRC has certain indemnity obligations to the former directors and is currently involved in such directors' defense. The Company may have available to it as a defense the exclusive remedy provisions of the New Hampshire statute on dissenters' rights, which rights the Plaintiffs have exercised. While management of the Company believes that the former LMRC directors will prevail against Plaintiffs' claims, no assurance can be given regarding the outcome of this litigation.

     In 1995, an individual sued the Forest Service in the United States District Court for the District of New Hampshire alleging that the Forest Service had violated NEPA, the CWA, and an executive order in 1993 approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort onto South Mountain. LMRC and an environmental group intervened. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff along with an intervening party appealed. In December 1996, the United States Court of Appeals for the First Circuit reversed the District Court and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. On May 5, 1997, the District Court entered a stipulated order that: enjoins LMRC from any further construction implementing the project, with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any associated pollutants associated with its snowmaking: allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the 1993 Forest Service decision to their preexisting condition if not ultimately approved by the Forest Service. This order will remain in effect until the supplemental NEPA process is completed and the Forest Service issues a new special use permit. The Forest Service currently expects to complete this process in the Spring of 1999. The Company has applied for requisite permits under the CWA for its snowmaking system and expects them to be issued upon acceptable terms. However, no assurance can be provided on the timing or terms of these permitting proceedings.

     Following the First Circuit's decision, the plaintiffs filed a motion with the District Court asking it to impose a civil penalty under the CWA of $5,550,125 and attorney fees and costs against LMRC for unpermitted discharges into Loon Pond without a discharge permit during its snowmaking operations in the 1996/97 ski season and preceding years. The discharge at issue involves water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into Loon Pond. In connection with the Loon Mountain Acquisition, the Company obtained environmental pollution insurance for $4,500,000 of coverage above a $1.2 million deductible to cover any penalties, fees, and costs that the Court assesses against LMRC. LMRC has asserted various defenses to the merits and amount of penalty sought. However, no assurances can be given regarding the outcome of this litigation.

     On August 29, 1997, the plaintiffs filed a second lawsuit against the Forest Service in the United States District Court for the District of New Hampshire alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. Another party intervened as plaintiff, and LMRC intervened as defendant. The Forest Service and LMRC asserted various defenses. On January 20, 1998, the District Court held that the pipeline may be analyzed and approved by the Forest Service separately from the South Mountain expansion, but that the Forest Service violated NEPA by failing to consider the potential environmental effects of the alleged increase in snowmaking capacity. On March 10, 1998, the District Court issued a series of further orders which establish a schedule for the Forest Service's reconsideration of the pipeline and any resulting challenges, deny plaintiffs' request that such reconsideration be deferred until the Forest Service's decision on the larger expansion, and preclude Loon Mountain from using the pipeline pending further action by the Court. Three of the plaintiffs have appealed the District Court's denial of their claim that reconsideration of the pipeline be deferred until the Forest Service's decision on the larger expansion, but briefing on these appeals has not yet commenced in the United States Court of Appeals for the First Circuit.

     On July 2, 1998, the Forest Service issued a new decision reauthorizing the pipeline and addressing the potential environmental effects of the projected increase in snowmaking capacity. Three of the prior plaintiffs filed challenges to this decision with the District Court, alleging that it, too, violated NEPA. The Forest Service and LMRC have asserted various defenses, and the challenges are currently awaiting decision by the District Court. In addition, the Forest Service is currently considering the potential effect on its decision of certain additional documentation relating to one of the studies that it relied upon; it is possible that this could lead to further analysis or modification by the Forest Service of its decision. No assurances can be given regarding the timing or outcome of this process.

     On August 20, 1998, two of the plaintiffs who have challenges to the new pipeline decision pending before the District Court filed a separate lawsuit against the Forest Service in the same Court challenging the pipeline decision on the same grounds, as well as additional grounds that another party has asserted in that case or that are identical to claims that the Court addressed in its January 20, 1998 decision. The government has not yet responded to the complaint and LMRC is not a party to the case. The Company believes that there are defenses to the new complaint, but no assurances can be given regarding the outcome or timing of this litigation.

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

     In connection with the Seven Springs Acquisition certain shareholders of Seven Springs filed a lawsuit in the Court of Common Pleas of Somerset County, Pennsylvania against the Company, Acquisition Sub, and Seven Springs and certain of its directors, seeking a declaratory judgment, along with other relief including the rescission of the Merger Agreement by and among the Company, Acquisition Sub and Seven Springs. Plaintiffs allege that the terms of the Seven Springs Shareholder Agreement ban the consummation of the Seven Springs Acquisition. While the Company believes that Seven Springs' position will prevail that the Seven Springs Shareholders Agreement does not apply to the transactions contemplated by the Merger Agreement, no assurance can be made regarding the timing or the outcome of this litigation. See Part II -- Item 5.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     There has been no material default with respect to any of the Company's senior securities which has not been waived or cured.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     On August 28, 1998, Booth Creek, Acquisition Sub, and Seven Springs, the owner and operator of the Seven Springs Mountain Resort, a ski resort and conference center, entered into the Merger Agreement, pursuant to which Booth Creek would acquire Seven Springs through the merger of Acquisition Sub with and into Seven Springs. The aggregate merger consideration and related payments will be approximately $83.0 million plus certain deferred payments, subject to certain price adjustments. The Seven Springs Acquisition is conditioned on the receipt of a judicial determination that the Seven Springs Shareholder Agreement does not apply to the transactions contemplated by the Merger Agreement, as well as various customary closing conditions. Booth Creek has been made a party to the litigation seeking a declaratory judgment as to the foregoing. See Part
II -- Item 1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------
  2.1     Agreement of Merger dated as of August 28, 1998 by and among
          Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition,
          Inc. and Seven Springs Farm, Inc.
 27.1     Financial Data Schedule regarding 1998 Financial Statements

     b. Reports on Form 8-K

          No reports on Form 8-K were filed during the quarterly period ended July 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                          BOOTH CREEK SKI HOLDINGS, INC.
                                          (Registrant)

                                                 /s/ ELIZABETH J. COLE

                                          --------------------------------------
                                                    Elizabeth J. Cole
                                             Executive Vice President, Chief
                                                    Financial Officer

                                                   /s/ BRIAN J. POPE

                                          --------------------------------------
                                                      Brian J. Pope
                                             Vice President of Accounting and
                                                         Finance
                                                (Chief Accounting Officer)

September 14, 1998
Date

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  2.1     Agreement of Merger dated as of August 28, 1998 by and among
          Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition,
          Inc. and Seven Springs Farm, Inc.
 27.1     Financial Data Schedule regarding 1998 Financial Statements