Form 10-K
period 1998-10-30
BOOTH CREEK SKI HOLDINGS INC
filed 1999-01-29
CIK 1037253

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K

                                   (Mark One)
[GRAPHIC OMITTED] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended: October 30, 1998

                                       OR

[GRAPHIC OMITTED]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                Transition Period from _________ to _____________

                        Commission File Number: 333-26091

                         BOOTH CREEK SKI HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                   84-1359604
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                 Identification Number)

                    1000 South Frontage Road West, Suite 100
                              Vail, Colorado 81657
                                 (970) 476-4030
               (Address, including zip code and telephone number,
        including area code, of registrant's principal executive offices)
                               ------------------
             Securities registered pursuant to Section 12(b) of the Act:

                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                                      None.
                               ------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [GRAPHIC OMITTED] No [GRAPHIC OMITTED]

      Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [GRAPHIC OMITTED]

      As of January 15, 1999, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5 of this Report.

------------------------------------------------------------------------------

                                TABLE OF CONTENTS




Item                                                               Page Number
----                                                              ------------
                                     PART I


  1.    Business.................................................          2


  2.    Properties...............................................         20


  3.    Legal Proceedings........................................         20


  4.    Submission of Matters to a Vote of Security Holders......         23


                                     PART II


  5.    Market for Registrant's Common Equity and Related
        Stockholder Matters......................................         24


  6.    Selected Financial Data..................................         24


  7.    Management's  Discussion and Analysis of Financial
        Condition and Results of Operations .....................         27


  8.    Financial Statements and Supplementary Data..............         36


  9.    Changes  in  and  Disagreements   with  Accountants
        on  Accounting  and Financial Disclosure.................         36


                                    PART III


 10.    Directors and Executive Officers of the Registrant.......         37


 11.    Executive Compensation...................................         39

 12.    Security Ownership of Certain Beneficial Owners and
        Management...............................................         43


 13.    Certain Relationships and Related Transactions...........         46


                                     PART IV


 14.    Exhibits, Financial Statement Schedules, and Reports on Form
        8-K......................................................         51

                                     PART I

    As used in this Report, the "Company" or "Booth Creek" refers to Booth Creek Ski Holdings, Inc. and its subsidiaries, unless the context otherwise requires. The Company is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent"). Since November 27, 1996 the Company has acquired the Northstar-at-Tahoe ("Northstar") and Sierra-at-Tahoe ("Sierra") ski resorts in the Lake Tahoe region of Northern California, the Bear Mountain ski resort in Southern California (together with Northstar and Sierra, the "California Resorts"), the Waterville Valley and Mt. Cranmore ski resorts in New Hampshire, the Summit at Snoqualmie (the "Summit") ski resort complex, which consists of four separate and distinct resorts in the Cascade Mountains of Northwest Washington and the Grand Targhee ski resort in the Grand Tetons in Wyoming. Most recently, on February 26, 1998, the Company acquired the Loon Mountain ski resort ("Loon Mountain") in the White Mountains of New Hampshire.

Item 1. Business

Overview

    Booth Creek owns and operates eight ski resort complexes encompassing eleven separate resorts, making the Company the fourth largest operator in North America based on approximately 2.4 million skier days recorded during the 1997/98 ski season at such resorts. Booth Creek primarily operates regional ski resorts which, in the aggregate, attract approximately 85% of their guests from their regional ski markets, within a 200 mile driving radius of each resort. The Company's properties offer approximately 9,281 acres of skiable terrain, 399 trails, 94 lifts (including 16 high-speed lifts and 2 Gondolas) and on-mountain capacity to accommodate approximately 56,000 guests daily. For the fiscal years ended October 30, 1998 and October 31, 1997, the Company's resorts generated approximately $115.5 million and $97.8 million of pro forma revenue, respectively, $27.4 million and $14.2 million of pro forma EBITDA, respectively, and $14.8 million and $21.2 million of pro forma net loss, respectively.

    The Company's resort properties are primarily located near major skiing populations, including four of the five largest regional ski markets: Los
Angeles/San Diego, San Francisco/Sacramento, Boston and Seattle/Tacoma. The Company believes this geographical diversification serves to limit the Company's exposure to regional economic downturns and unfavorable weather conditions.

    The Company's resorts continue to differentiate themselves in their respective markets by selectively upgrading on-mountain facilities and guest services, employing targeted marketing strategies and offering extensive skier development programs, all of which create a competitively-priced, high-quality guest experience. Since its formation in October 1996, the Company's resorts have collectively spent over $27.5 million in capital improvements, including the addition of high-speed chairlifts, additional snowmaking capability, improved trail grooming equipment, and enhanced on-mountain lodging, retail and food service amenities. The Company believes its existing resorts have been well maintained. The Company also uses targeted advertising, database marketing and strategic marketing alliances to enhance the image of its resorts and increase regional market share. The Company also offers extensive development programs to improve the technical skill level of all types of skiers, which management believes is important to expand the total skier population and increase skier visitation frequency. Northstar and Sierra are consistently rated by consumer publications as having premier ski instruction and development programs. The Company is currently implementing similar skier development programs at its other resorts.

    The following is an organizational chart of Booth Creek Ski Group, Inc. ("Parent") and the Company and its subsidiaries. Each subsidiary of the Company is, directly or indirectly, wholly-owned by Booth Creek.

[GRAPH OF ORGANIZATIONAL CHART OMITTED]

    The Company's principal executive offices are located at 1000 South Frontage Road West, Suite 100, Vail, Colorado 81657. Its telephone number at that location is (970) 476-4030. The Company was incorporated in Delaware on October 8, 1996.

Recent and Pending Acquisitions

     On February 26, 1998, the Company acquired Loon Mountain Recreation Corporation ("LMRC"), the owner and operator of the Loon Mountain ski resort located in New Hampshire. The acquisition of LMRC (the "Loon Mountain Acquisition") was effected pursuant to an Agreement and Plan of Merger, dated September 18, 1997, as amended as of December 22, 1997, by and among the Company, as assignee of Parent, LMRC Acquisition Corp. and LMRC. The aggregate net purchase price for the Loon Mountain Acquisition was approximately $30.2 million (including the assumption of debt which was repaid in connection with the acquisition and acquisition costs). The Loon Mountain Acquisition was financed through (i) proceeds from the offering of $17.5 million aggregate principal amount of the Company's 12.5% Series C Senior Notes due 2007, issued under the Indenture for the Senior Notes dated as of March 18, 1997,(as amended and supplemented, the "Indenture") among the Company, the Guarantors named therein, and the trustee, (ii) a capital contribution of $10.5 million to the Company by Parent (the "Equity Financing"), and (iii) available cash on hand and borrowings under the Company's Amended and Restated Credit Agreement dated March 18, 1997, (which has since been amended and restated effective as of October 30, 1998 (the "Senior Credit Facility"). See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

    On August 28, 1998, the Company, Booth Creek Ski Acquisition, Inc., a wholly-owned subsidiary of Booth Creek ("Acquisition Sub"), and Seven Springs Farm, Inc. ("Seven Springs"), the owner and operator of the Seven Springs Mountain Resort, a ski resort and conference center in Pennsylvania, entered into an Agreement of Merger (the "Merger Agreement"), pursuant to which the Company would acquire Seven Springs through the merger of Acquisition Sub with and into Seven Springs. The aggregate merger consideration and related payments will be approximately $83.0 million plus certain deferred payments, subject to certain price adjustments. The proposed acquisition is conditioned on the receipt of a judicial determination that the terms of a certain shareholders' agreement among Seven Springs and its shareholders (the "Seven Springs Shareholder Agreement") does not apply to the transactions contemplated by the Merger Agreement, as well as customary closing conditions. In connection with the proposed acquisition, certain shareholders of Seven Springs filed a lawsuit in the Court of Common Pleas of Somerset County, Pennsylvania against the Company, Acquisition Sub, and Seven Springs and certain of its directors, seeking a declaratory judgment, along with other relief including the rescission of the Merger Agreement. Plaintiffs allege that the terms of the Seven Springs Shareholder Agreement ban the consummation of the proposed acquisition. On October 29, 1998, the Court entered a final judgment denying Plaintiff's motion and has permitted the consummation of the transactions contemplated by the Merger Agreement. On December 28, 1998, the Plaintiff's filed an amended notice of appeal which is currently pending. While the Company believes that Seven Springs will prevail with its position that the Seven Springs Shareholders Agreement does not apply to the transactions contemplated by the Merger Agreement, no assurance can be made regarding the timing or the outcome of this litigation.

Industry

There are 521 ski areas in the United States which, during the 1997/98 ski season generated approximately 54.1 million skier days. A "skier day" represents one skier or snowboarder visiting one ski resort for one day, including skiers and snowboarders using complementary and season passes. Calculation of skier days requires an estimate of visits by season passholders. Although different ski resort operators may use different methodologies for making such estimates, management believes that any resulting differences in total skier days are immaterial. These areas range from small ski resort operations which, primarily cater to day skiers and regional overnight skiers from nearby population centers, to larger resorts which, given the scope of their operations and their accessibility, are able to attract skiers and snowboarders from their regional ski markets as well as destination resort guests who are seeking a comprehensive vacation experience. While regional ski market skiers tend to focus primarily on lift ticket price and round-trip travel time, destination travelers tend to be heavily influenced by the number of amenities and activities offered as well as the perceived overall quality of the vacation experience. The table below summarizes regional skier days from the 1993/94 ski season through the 1997/98 ski season.


                    U.S. Ski Industry Regions and Skier Days
                                 (in thousands)


                                                               Rocky   Pacific    Lake
             Season                Northeast Southeast Midwest  Mts      West    Tahoe    Total
             ------                --------- --------- ------- ------  --------  ------   -----


1993/94.........................    13,718    5,808    7,364   17,503    7,144    3,100   54,637

1994/95.........................    11,265    4,746    6,907   18,412    7,446    3,900   52,676

1995/96.........................    13,825    5,693    7,284   18,148    6,033    3,000   53,983

1996/97.........................    12,407    4,231    7,137   18,904    7,341    2,500   52,520

1997/98.........................    12,712    4,343    6,707   19,191    7,419    3,750   54,122

Five year average...............    12,785    4,964    7,080   18,432    7,077    3,250   53,588


Northeast: CT, MA, ME, NH, NY, VT, RI
Southeast: AL, GA, KY, MD, NC, NJ, PA, TN, VA, WV
Midwest: IA, IL, IN, MI, MN, MO, ND, NE, OH, SD, WI
Rocky Mts: CO, ID, MT, NM, UT, WY
Pacific West: AK, AZ, CA (excluding Lake Tahoe Region), NV, OR, WA
Source: 1997/98 Kottke National End of Season Survey

The ski resort industry is presently experiencing a period of consolidation. The number of United States ski areas has declined from 709 in 1986 to 521 in 1998 and, based on industry estimates, the number of ski areas is expected to decline further, as many mountain resorts lack the infrastructure, capital and management capability to compete in this multi-dimensional and service-intensive industry. No major new ski resort has opened in the United States since 1989. Of the 521 ski areas, the 1997/98 Kottke National End of Season Survey estimates the average resort recorded approximately 103,882 skier days. Only 25% of all resorts typically report more than 200,000 skier days per season. All of the Company's resorts except Mt. Cranmore and Grand Targhee typically record more than 200,000 annual skier days. The trend among leading resorts is toward investing in improving technology and infrastructure, including high-speed lifts, attractive facilities and extensive snowmaking capabilities to deliver a more consistent, quality experience. Since its formation, the Company's resorts have spent over $27.5 million in capital expenditures to improve their competitive position. Management believes the need for increased investment in resorts in general has required a greater access to capital and has enhanced the position of larger and better capitalized resort owners. Despite this consolidation, the ski industry remains highly fragmented, with no one resort accounting for more than 3%, and no one resort operator accounting for more than approximately 10%, of the United States' 54.1 million skier days during the 1997/98 ski season. The four largest ski resort companies, including the Company, accounted for approximately 27.6% of all U.S. skier days recorded during the 1997/98 ski season.

    Management believes that changes in demographics and certain ski industry trends will be favorable for the U.S. ski industry. Members of the Baby Boom generation, the single largest group of skiers, are moving into an age and economic cycle when a greater portion of their disposable income is available for recreational activities and the purchase of vacation homes. The next largest group of skiers are the Echo Boom generation (children of Baby Boomers) and the "X" Generation (young adults). With an estimated 114 million people, members of these generations are beginning to form their recreational habits and offer the largest potential increase in skiers since the emergence of the Baby Boom generation in the late 1960's through the mid-1970's.

    The emergence and growth of snowboarding, driven primarily by the Echo Boom and X Generations, have energized interest in "on-snow" recreation. According to the 1997/98 Kottke National End of Season Survey, the estimated number of snowboarder visits has increased from 5.7 million in the 1993/94 ski season to
11.2 million in the 1997/98 ski season, an increase of approximately 96%. Snowboarding is now regarded as one of the fastest growing sports in the world. Recently the International Olympic Committee designated snowboarding as a medal event in the 2002 Winter Olympic Games. Snowboarders tend to be between the ages of 13 and 25 and presently represent an estimated 20.7% of all domestic ski resort visitors. Regional resorts are the industry leaders in providing designated snowboarding parks, trails and specialized trial grooming techniques for snowboarders. All of the Company's resorts have allocated significant terrain to snowboarders. Management believes that the growth in snowboarding has had, and will continue to have, a positive impact on the snow sports industry, especially since it is attracting new age groups, and will continue to be an important source of lift ticket, ski school, retail and rental revenue growth for the Company.

    The advent of snowboarding has been accompanied by the recent introduction of new "parabolic," or shaped, alpine skis which make skiing easier to learn and enjoy. The new skis are expected to significantly improve a new skier's learning progression, as well as enhance the experience of skiers of all abilities through increased technical ability and control. The California Resorts, the Summit, Grand Targhee and Loon Mountain have replaced all or a majority of their rental skiing equipment with new shaped skis. Further advances and innovations in skier equipment, trail maintenance and lift technology are also expected to lead to the greater popularity of skiing.

    The Lake Tahoe region has averaged approximately 3.3 million annual skier days over the last five years. Management estimates that approximately 80% of the skiers visiting Lake Tahoe resorts during the 1997/98 ski season were from the San Francisco, Sacramento and Central California Valley metropolitan areas. Other guests come principally from Southern California and states with large ski populations, such as Texas, Illinois and Florida. Skiers in this market can choose from among six major resorts, which include Northstar, Sierra, Squaw Valley, Heavenly Valley, Alpine Meadows, and Kirkwood. Northstar, Squaw Valley and Heavenly Valley attract a significantly greater share of destination skiers than the area's other resorts.

    The Southern California market has averaged approximately 2.3 million annual skier days over the last five years. Management estimates that approximately 80% of the skiers visiting Southern California resorts during the 1997/98 ski season were drawn primarily from the Los Angeles, Orange County and San Diego metropolitan areas. Skiers in this market can choose from among three major resorts, which include Bear Mountain, Snow Summit and Mammoth Mountain.

    The Northeast market (including New York) has averaged approximately 12.8 million annual skier days over the last five years. The Northeast market consists of a significant percentage of day or weekend skiers due to the relatively short driving radius to major metropolitan areas. While the Northeast does not draw significant numbers of vacationing skiers from the Western regions of the United States, it does compete with the Rocky Mountains and Pacific West areas for Eastern vacationing skiers. Within the Northeast region, skiers can choose from among over 50 major ski areas and resorts. The region's major ski areas and resorts are concentrated in the mountainous areas of New England and eastern New York, with the bulk of skiers coming from the population centers located in eastern Massachusetts, southern New Hampshire, Connecticut, eastern New York, New Jersey and the Philadelphia area.

    The Company's Summit resort complex operates in the Washington state segment of the Pacific West market, which recorded approximately 7.4 million skier days during the 1997/98 ski season. Management estimates that approximately 95% of the skier days recorded at Washington state resorts during the 1997/98 ski season were attributable to residents of the Seattle/Tacoma metropolitan area. Other guests come primarily from other parts of Washington, Oregon and Western Canada. Washington state resorts do not attract a significant number of destination skiers. Within Washington state, skiers can choose from among 14 ski resorts, including the four resorts comprising the Summit. The largest ski areas in Washington state are the Summit, Stevens Pass and Crystal Mountain. Other ski areas in Washington are moderate to small in size.

    The Rocky Mountains market has averaged approximately 18.4 million skier days over the last five years, with a high percentage of visitors consisting of destination skiers. Of the 90 ski areas in the region, 28 are located in Colorado, accounting for approximately 62% of all recorded skier days in the region during the 1997/98 ski season. The 38 ski resorts in the northern Rocky Mountain states of Montana, Idaho and Wyoming recorded a total of approximately
2.9 million skier days during the 1997/98 ski season. Because resorts in this part of the region are generally less accessible than resorts in Colorado or

Utah, they tend to be smaller and attract fewer destination skiers from outside of the northern Rocky Mountain states.

Resort Operations

    The Company's eight resort complexes offer a variety of ski and non-ski activities. The table below provides a summary of each resort's ski operations and is followed by a more detailed description of each resort.

                                                                                               Approx.
                                                                         Snow-      Snow       Beds
                                  Skiable  Vertical                      Making     Grooming   Within 12
              Resort               Acres   Drop      Trails    Lifts     Coverage   Machines   Miles

--------------------------------  ------   -------   -------  ------     ---------  --------   -------
Northstar-at-Tahoe.............     2,400  2,280      63      1 Gondola       50%      14       16,000
                                                              4 High-Speed
                                                              Quads (1)
                                                              4 Fixed
                                                              Grip
                                                              3 Surface

Sierra-at-Tahoe................     1,663  2,212      46      3 High-Speed    10%     12        30,000
                                                              Quads
                                                              6 Fixed
                                                              Grip
                                                              1 Surface

Bear Mountain..................      195  1,665      32       2 High-Speed   100%      8        11,000
                                                              Quads
                                                              7 Fixed
                                                              Grip
                                                              3 Surface

Waterville Valley..............     255  2,020      52        2 High-Speed   100%      8        6,500
                                                              Quads
                                                              6 Fixed
                                                              Grip
                                                              4 Surface

Mt. Cranmore...................    190  1,167       41        1 High-Speed   100%        4      16,000
                                                              Quad
                                                              4 Fixed
                                                              Grip
                                                              4 Surface

The Summit at
  Snoqualmie...................  1,916 2,200       96         2 High-Speed     0%      14        1,000
                                                              Quads
                                                              18 Fixed
                                                              Grip
                                                              7 Surface


Grand Targhee.................. 2,412 2,200        28         1 High-Speed     0%       7          750
                                                              Quad
                                                              2 Fixed
                                                              Grip
                                                              1 Surface

Loon Mountain..................  250 2,100         41         1 Gondola       96%        8      13,000
                                                              1 High-Speed
                                                              Quad
                                                              5 Fixed
                                                              Grip
                                                              1 Surface


(1) High-Speed Quads are four-person chairlifts which decelerate and detach from a cable during passenger loading and unloading and reattach and accelerate thereafter.

    Northstar-at-Tahoe

In management's opinion, Northstar-at-Tahoe, located near the north end of Lake Tahoe, California offers more activities and services in both winter and summer than any of its competitors in the Lake Tahoe area. The resort's 8,600-foot Mt. Pluto features 2,400 acres of skiable terrain and a 2,280 foot vertical drop. Northstar's 63 ski trails are served by 12 operating lifts, including one gondola, four high-speed quads, two triple lifts and two double lifts, which combine to transport up to 19,275 skiers uphill per hour. Northstar also has approximately 42 kilometers of groomed trails for cross-country skiing and snowshoeing and several on-mountain terrain parks for snowboarders and adventurous skiers offering non-traditional bumps, jumps and turns. Other facilities at Northstar include a European-style village that consists of condominium/hotel accommodations, various restaurants, bars, shops, a child-care center and entertainment and convention facilities, a 22,700 square foot on-mountain ski lodge and a 5,800 square foot on-mountain children's ski school facility. Summer recreation facilities include an 18-hole golf course, ten tennis courts, a horseback riding stable, fly fishing, mountain bike rentals and trails and a swimming pool. Northstar currently ranks third in total skier days in the Lake Tahoe area and is one of only 18 resorts in the United States to surpass the 500,000 skier days milestone, which it did during the 1994/95 and 1997/98 ski seasons. Between 1990 and 1998, Northstar was named one of the top ten family resorts in the United States by Travel & Leisure, Better Homes & Gardens and Family Circle, as well as one of the best 50 ski resorts in North America by Snow Country and Ski magazines.

Northstar  provides a full-service  skiing  experience for its clientele,  which
typically  includes  the  upper-income, Baby  Boomer  population.   Northstar's
marketing is focused on the San Francisco Bay and the Sacramento Valley areas as a destination skier's alternative to Colorado and Utah resorts. Northstar also markets aggressively in Southern California and states with large ski populations. Northstar is within a one hour drive of the Reno International
Airport, which offers convenient scheduled air service to all parts of the United States, Western Canada and Mexico. Small private planes can fly into the all-weather Truckee Airport, where Northstar operates transit buses to the resort.

     Typical Northstar guests include single male intermediate skiers between the ages of 25 and 44 and earning between $50,000 and $100,000 and families headed by professionals or business executives with incomes in excess of $100,000. Northstar is within a 200 mile driving radius of the major population centers of San Francisco and Sacramento and, therefore, attracts a significant number of its guests from Northern California. Northstar has approximately 6,000 beds at the resort with an additional 40,000 beds in the vicinity, 10,000 of which are within a 12 mile radius. Management estimates that during the 1997/98 ski season 70% of the skiers visiting Northstar came from Northern California, 10% from Southern California, 17% from other states and 3% from international locales.

    Northstar's snowmaking system is engineered to cover approximately 50% of its ski trails, which management believes is adequate given the area's heavy annual snowfall, which averaged approximately 326 inches per year during the past five years. Northstar has pumping rights from nearby water sources which, when coupled with its 60 million gallon water storage capacity, have been more than sufficient to support the resort's needs. Snowmaking during the 1997/98 ski season consumed approximately 32.4 million gallons of water.

    Northstar consists of over 6,500 acres of privately owned land, of which less than one-third has been developed. Management believes that Northstar has significant opportunities to develop additional ski terrain as well as residential and commercial space. See Part I, Item 1. "Business - Real Estate Development."

    Sierra-at-Tahoe

     Sierra-at-Tahoe is conveniently located near the large bed base of South Lake Tahoe, California and is the closest major ski resort to Sacramento and the Central California Valley. The resort's 8,852-foot peak offers 1,663 skiable acres and a 2,212 foot vertical drop. Sierra's 46 ski trails are currently served by ten operating lifts, including three high-speed quads, one triple lift and five double lifts, which combine to transport up to 14,921 skiers uphill per hour. In addition to significantly upgrading its retail and restaurant facilities in recent years, Sierra has invested approximately $11.5 million since 1994 to install new high-speed lifts, upgrade its grooming equipment and rebuild its base lodge facilities. Sierra operates a 46,000 sq. ft. base lodge which offers a variety of food and beverage services. Management believes that Sierra's recent investment in its ski infrastructure has made it the best ski value in the South Lake Tahoe area. Sierra does not offer summertime activities.

     Sierra's demographic characteristics closely parallel Northstar's, although Sierra's core customer base is slightly younger and less affluent with more aggressive skiing demands. Sierra does not own or manage any real estate units in the area but there are approximately 50,000 beds in the South Lake Tahoe vicinity, including 30,000 beds within a 12 mile radius. Sierra attracts a larger share of its guests from the Sacramento and Central California Valleys than the San Francisco Bay area.

     Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a Special Use Permit from the United States Forest Service. See Part I,
Item 1. "Business - Regulation and Legislation." Sierra's skiable terrain, notable for its extensive grooming and wind-protected slopes, requires less snow than other resorts to provide appealing ski conditions. Due to its abundant annual snowfall, which has averaged approximately 518 inches per year over the past five years, Sierra is not dependent upon snowmaking and, as a result, its snowmaking equipment covers only 10% of Sierra's total acreage. Sierra also employs a modern fleet of snow grooming machines which maintain high-quality skiing surfaces.

    Bear Mountain

    Bear Mountain is located in the San Bernardino mountains of Southern California. Its 8,805-foot peak features 195 acres of skiable terrain and a 1,665 foot vertical drop. Bear Mountain's 32 ski trails are served by 12 lifts, including two high-speed quads, one fixed grip quad, two triple lifts and four double lifts, which combine to transport up to 16,590 skiers uphill per hour. During the last two ski seasons, Bear Mountain invested approximately $1.5 million to upgrade its base lodge facilities. Other facilities at Bear Mountain include three lodges which provide an aggregate of approximately 31,000 square feet of space for food and beverage services (restaurants and cafeterias), skier services and entertainment. Summer recreation facilities include a nine-hole golf course.

     Bear Mountain is within a one to three hour drive of the Los Angeles and San Diego metropolitan areas, providing it with access to nearly 16 million Southern Californians of whom approximately 800,000 actively participate in skiing and snowboarding. Approximately 90% of Bear Mountain's skiers are from Southern California. Bear Mountain appeals to the younger generations of skiers, the Echo Boom and "X" Generations, who are generally less affluent than the targeted customers at the Company's Lake Tahoe resorts. While Bear Mountain is in the middle of an approximately 11,000 bed base area, it is primarily a day skiing facility.

    Bear Mountain owns an 116 of its 819 gross acreage, leases 698 acres of mountain terrain under a Forest Service special use permit and leases five acres from third parties. See Part I, Item 1. "Business - Regulation and Legislation." Management believes that Bear Mountain has one of the largest snowmaking capacities per acre of any resort west of the Mississippi River and incorporates a state-of-the-art system which allows it to efficiently cover 100% of its ski trails. Bear Mountain also has access to three reservoirs capable of holding six million gallons of water for snowmaking. Management believes that the skiing infrastructure at Bear Mountain, including lifts, snowmaking and trail grooming equipment, is very strong, making it one of the most attractive ski areas in Southern California.

    Waterville Valley

     Waterville Valley has long been recognized as one of the largest and most picturesque ski resorts in New Hampshire. Waterville Valley's major base facilities are located on the 4,004 square foot high Mt. Tecumseh and offer 255 skiable acres and a vertical drop of 2,020 feet. Waterville Valley's 52 trails are served by 12 operating lifts, including two high-speed quads, two triple lifts and four double lifts, which combine to transport up to 15,672 skiers uphill per hour.

     The resort operates a 41,872 square feet base lodge (complete with multiple food service centers and child care), a mid-mountain lodge featuring a cafeteria and deli and a mountain-top lodge with snack bar and acclaimed restaurant dining.

    The Waterville Valley resort has a year-round Adventure Center offering mountain bikers, cross-country skiers, and hikers access to 105 kilometers of trails in the White Mountain National Forest. Other resort amenities include an ice skating arena, golf course, tennis center, sports and fitness center, horsedrawn sleigh rides, skateboard park, beach and paddle boats. Waterville Valley's Conference Center has 17,000 square feet of meeting space and provides banquet facilities for up to 1,000 people. With 11 meeting rooms, a business center, audio-visual capabilities and a self-contained pub, the Conference Center's on-site staff supports events year-round.

     Waterville Valley has traditionally created an environment conducive to families composed of either day skiers, regional overnight skiers or vacation skiers. Its location adjacent to Interstate 93 (a major north-south thoroughfare for skiers) makes it one of the most accessible of the larger New England resorts. The resorts facilities, trails and programs can satisfy adults and children of all abilities. Waterville Valley's proximity to large East Coast markets (Boston is less than two and one-half hours away by car) attracts day skiers, while the town's substantial bed base can accommodate the regional overnight skiers and vacationers who will stay an average of two to four days. There are approximately 6,500 beds in the Waterville Valley area, of which approximately 3,000 can be rented. Management estimates that during the 1997/98 ski season the majority of Waterville Valley's skiers came from Massachusetts (49%) and New Hampshire (30%), with the remainder coming from Rhode Island, Connecticut, New York, New Jersey and other regional locations.

     Waterville Valley owns 35 acres on Snow Mountain and two acres at the Conference Center. It leases 790 acres of land on Mt. Tecumseh under a Special Use Permit issued by the United States Forest Service. See Part I, Item 1. "Business - Regulation and Legislation." Waterville Valley's snowmaking system is engineered to cover 100% of the ski trails on Mt. Tecumseh. Water for snowmaking is currently pumped from a local river and a pond. Waterville Valley is in the process of obtaining permits for additional water sources and water storage facilities for snowmaking.

    Mt. Cranmore

    Mt. Cranmore is the oldest continuously operated ski area in the United States. Strategically located in the hub of New Hampshire's Mount Washington Valley, Mt. Cranmore's 1,714 foot summit offers 190 skiable acres and a 1,167 foot vertical drop. Mt. Cranmore's 41 trails, including nine trails lighted for night skiing, are served by nine operating lifts, including one high-speed quad, one triple lift, three double lifts, three handle tows and one surface lift, which combine to transport up to 6,420 skiers uphill per hour. The mountain is serviced by two base lodges, offering multiple eating locations and pub/restaurant facilities, as well as a restaurant at the summit. In addition, Mt. Cranmore owns a year-round 46,000 square foot athletic facility which includes an outdoor tennis stadium with seating for up to 5,500 people, four indoor tennis courts, a pool, a spa, a weight-lifting area, aerobic rooms, an indoor-climbing wall, locker rooms, a snack area and a nursery. Mt. Cranmore also operates on-site retail and rental shops.

    Management believes that Mt. Cranmore has great appeal to the family skier due to its intimate size, high percentage of intermediate trails (45%, with 33% for advanced) and its well-developed children's ski programs. An additional family attraction is Mt. Cranmore's neighboring town of North Conway, which is within walking distance of the mountain and has one of New England's largest rural, retail outlet and restaurant centers. North Conway is part of the White Mountains area, which is the dominant tourist destination in New Hampshire. Approximately 13 million people live within a four-hour drive of Mt. Cranmore. During the 1997/98 ski season, management estimates that 46% of the resort's guests were from the Boston metropolitan area, 36% were from New Hampshire and 8% were from Rhode Island. To accommodate destination/vacation skiers there are approximately 16,000 rental beds in the Mt. Washington Valley, including 76 condominium units at Mt. Cranmore itself.

    Mt.  Cranmore  owns 754 acres  and holds   easements  enabling  it to
develop an additional 1,200 acres of ski terrain. Mt. Cranmore does not lease any of its land from the federal government. Mt. Cranmore's snowmaking equipment consists of a computerized Hydralink weather-monitoring snowmaking system which, when installed in 1995, increased snowmaking output by 40% and currently covers 100% of the resort's ski trails. In addition to pumping rights from a nearby stream, Mt. Cranmore has an agreement with the local water district for unrestricted access to an additional reservoir of 1 million gallons of water for snowmaking. Mt. Cranmore's base area pond also holds 2.5 million gallons.

    The Summit at Snoqualmie

     The Summit is located in the Cascade Mountains of Northwest Washington and consists of four separate resorts, Alpental at the Summit ("Alpental"), Summit West, Summit Central, and Summit East, which collectively offer 1,916 acres of skiable terrain. Individually, Alpental has a 5,400 foot top elevation, a 2,200 foot vertical drop and 170 acres of skiable trails and runs (93 of which are lighted for night skiing); Summit West has a 3,860 foot top elevation, an 810 foot vertical drop and 172 acres of skiable trails and runs (166 of which are lighted for night skiing); Summit Central has a 3,860 foot top elevation, a 1,020 foot vertical drop and 246 acres of skiable trails and runs (176 of which are lighted for night skiing); and Summit East has a 3,760 foot top elevation, a 1,080 foot vertical drop and 110 acres of skiable trails and runs (58 of which are lighted for night skiing). In total, the Summit complex has 96 designated trails and runs served by 27 operating lifts, including two high-speed quads, four triple lifts, 14 double lifts and 7 surface lifts, which combine to transport up to 32,890 skiers uphill per hour. The Summit Nordic Center also offers approximately 55 kilometers of cross-country skiing on an expert trail system and a lighted beginner student trail which hosts a season-long night racing series. In addition, the Summit West, Summit Central, and Summit East areas are interconnected by a cross-over trail system. Since its acquisition in January 1997, the Company has invested approximately $6.6 million at the Summit to improve base facilities and install additional lifts. In December 1998, the Company completed the installation of new detachable quad lifts at Alpental and Summit Central for the 1998/99 ski season. The Summit operates seven lodges which provide an aggregate of approximately 111,175 square feet of space for food and beverage services (restaurants and cafeterias), skier services and entertainment.

    The Summit is within a one-hour drive of the Seattle/Tacoma metropolitan area, providing it with access to nearly 450,000 active skiers and snowboarders. Although the complex offers a relatively even variety of trail difficulty, each of the separate properties have been designed to appeal to specific skier profiles: Alpental's trails are designed primarily for intermediate to expert skiers; Summit West's open slopes are geared toward beginner and intermediate skiers; Summit Central's trail systems are heavily weighted toward intermediate to advanced skiers; and Summit East's trails are designed primarily for novice to intermediate skiers. Overall, the Summit complex is one of the largest learn-to-ski areas in the United States, with approximately 30% of its 1997/98 skier days being attributable to guests enrolled in ski school. In addition, the Summit is the largest night ski complex in the United States, with approximately 40% of its skier visits being recorded at night.

     The Summit owns 686 acres of its 4,152 gross acreage, leases over 1,400 acres under a private permit and utilizes 1,864 acres of mountain terrain under a United States Forest Service Special Use Permit. The Summit enjoys abundant annual snowfall, averaging 422 inches annually over the past five years. As a result, there are no man-made snowmaking capabilities at any of the resorts. The Company does, however, possess water rights that would allow it to engage in snowmaking, if necessary, or desired in the long term.

    Grand Targhee

     Grand Targhee is located in the Grand Teton mountains of Wyoming, approximately 50 miles northwest of the town of Jackson. Jackson, Wyoming is a major ski destination resort center, recording an average of 483,000 skier days annually at the area's three resorts in the last five ski seasons. Grand Targhee, with a top elevation of 9,873 feet, 2,412 acres of skiable terrain and a 2,200 foot vertical drop, offers two different mountain ski areas. The first mountain is served by four operating lifts, including the longest high-speed quad in the state of Wyoming, which combine to transport up to 5,460 skiers uphill per hour. The second mountain is reserved for Snowcat powder skiing. Grand Targhee also has approximately 15 kilometers of machine groomed trails for cross-country skiing. Grand Targhee has recently invested approximately $4.0 million to improve uphill capacity and the overall ski experience. Other facilities at Grand Targhee include base lodge facilities, hotel accommodations, restaurants, shops, a child care center and retail stores. In addition, Grand Targhee owns and operates a spa, fitness and conference center.

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

     Grand Targhee is located entirely on land leased under a United States Forest Service Special Use Permit. See Part I, Item 1. "Business - Regulation and Legislation." Grand Targhee has averaged approximately 512 inches of snowfall annually during the last five years, and historically has received the second highest snowfall amount of all ski resorts in the United States. In 1997, Snow Country magazine rated Grand Targhee as the best ski area in North America for snow conditions.

    Management believes that Grand Targhee is currently underutilized, and that a key component of increasing skier days at the resort will be expanding its bed base. Grand Targhee recently received United States Forest Service approval to build 590 rental units and has had discussions with the Forest Service that would allow for the future development of private dwellings. See Part I, Item 1. "Business - Real Estate Development."

    Loon Mountain

    Loon Mountain is located in the White Mountains of New Hampshire in the town of Lincoln. The resort's 3,050 foot peak features 250 skiable acres and a 2,100 foot vertical drop. Loon Mountain's 41 trails are served by eight operating lifts, including a four-passenger gondola and a high-speed quad, which combine to transport over 10,000 skiers uphill per hour. Loon Mountain's trails cater mostly to intermediate level skiers (64%), with trails provided for beginners (20%) and experts (16%) as well. Resort amenities include access to certain core areas of the on-mountain Mountain Club, including a restaurant, a bar, a swimming pool and conference rooms. Additionally, the resort offers a base lodge with a cafeteria and coffee shop, a restaurant and deck at the summit, the Governor Adams lodge (which provides traditional lodge facilities and also serves as a forum for summer outdoor activities and concerts), trails for cross-country skiing, horseback riding and mountain biking, a steam engine railroad for shuttling visitors, and a Wildlife Theater.

    Loon Mountain has traditionally created an environment conducive to families who are either day skiers, regional overnight skiers or destination skiers. Its location adjacent to Interstate 93 (a major north-south thoroughfare for skiers) enabled it to receive the number one ranking in North America east of the Mississippi River for accessibility by Snow Country magazine in 1997. Loon Mountain's proximity to large East Coast markets (Boston is less than two and one-half hours away by car) attracts day skiers, while an approximate bed base of 13,000 within twelve miles of the resort can accommodate regional overnight and destination skiers.

     Loon Mountain owns 565 acres upon which substantially all of the buildings and improvements relating to the resort are located. Loon Mountain leases 775 acres of land in the White Mountain National Forest under a Special Use Permit issued by the United States Forest Service permitting year-round recreational use. Adjacent to such land, an additional 581 acres are leased on "South Mountain" under a separate Special Use Permit permitting certain limited activities, including mountain biking, cross-country skiing and horseback riding. These 581 acres have been designated by management for the eventual development, subject to permitting, of skiing terrain to complement the current skiing area. See Part I. Item 1. "Business-Real Estate Development." The average annual snowfall at Loon Mountain was 142 inches over the last five seasons, although when necessary Loon Mountain has the snowmaking capacity to cover approximately 96% of the skiable acreage.

Business  Segments

     Business segment information is presented in Note 10 to the accompanying consolidated financial statements.

 Real Estate Development

     The Company believes it has significant opportunities to develop available acreage for additional skiing terrain as well as for residential lodging and commercial uses. Management believes that selective real estate development can enhance the Company's resorts and that there is opportunity for synergy between real estate development and the Company's ski operations. In management's view, increasing the on-mountain bed base, expanding retail and other commercial services and developing additional skiable terrain at a resort can accelerate growth in skier days and ski-related revenues. The following table lists certain owned or leased land available to the Company for expansion. The land subject to Special Use Permits with the United States Forest Service is subject to certain restrictions and approval requirements.


                                                     Residential/
                                                     Commercial/     Number            Principal
         Location                 How Held           Ski Terrain    of Acres              Uses
-----------------------------     ------------       ------------   ---------     -------------------

Northstar: Big Springs.......      Owned             Residential        90        On-mountain housing


Northstar: North Lookout
  Mountain...................      Owned             Ski Terrain       450        Expand ski terrain
                                                                                  by 16%


Northstar: Sawtooth Ridge....      Owned             Ski Terrain       652        Expand ski terrain
                                                                                  by 22%


Northstar: Zoned/Undeveloped.      Owned             Residential/      765        On-mountain housing and
                                                     Commercial                   expand commercial
                                                                                  facilities

Mt. Cranmore: Black Cap......      Easement           Ski Terrain      700         Significantly
                                                                                   expand and vary ski
                                                                                   terrain


Mt. Cranmore: Base Lands.....     Easement           Residential/       35        On-mountain housing and
                                                     Commercial                   expand commercial
                                                                                  facilities


                                                     Residential/
                                                     Commercial/     Number            Principal
         Location                 How Held           Ski Terrain    of Acres              Uses
-----------------------------     ------------       ------------   ---------     -------------------

Bear Mountain................      Leased:           Ski Terrain       126        Expand ski
                                   Forest Service                                 terrain by 25%


Bear Mountain: Big Bear Lake.      Owned             Residential/        6        Develop 56
                                                     Ski Terrain                  condominiums
                                                                                  and expand ski
                                                                                  terrain

Grand Targhee................      Leased:           Ski Terrain       900        Expand ski terrain
                                   Forest Service                                 by 70%


Grand Targhee................      Leased:           Residential/      108        Develop Village
                                   Forest Service    Commercial                   (increase
                                                                                  on-mountain bed
                                                                                  base by 615%) and
                                                                                  expand commercial
                                                                                  facilities


The Summit...................      Owned             Residential       105        On-mountain housing


Loon Mountain:
  South Mountain.............      Leased:           Ski Terrain       581        Expand ski terrain
                                   Forest Service


Loon Mountain: Base Lands....      Deeded:           Residential/      412        On-mountain housing
                                   Privately Owned   Commercial                   and expand commercial
                                                                                  facilities


    The Company's strategy with regard to the expansion of skiable terrain at its resorts is based on the evaluation of several key factors, including (i) the anticipated growth of the skier base within the relevant market and the Company's ability to improve its competitive market position in that market, as measured by the potential increase in the number of skier days and revenue per skier on a long-term basis which the Company believes it can capture through expansion and (ii) the return on capital expected to be realized from an expansion project versus alternative projects. Management plans to undertake extensive planning and pre-development steps prior to investing significant capital into any development project. Currently, the Company is in the process of developing comprehensive master plans for Northstar, Waterville Valley, the Summit, Grand Targhee and Loon Mountain. The Company's management intends to undertake a number of these projects with real estate partners who can provide a substantial portion of the construction capital.

     The Company's resorts have traditionally taken a conservative approach toward residential and commercial development and real estate development efforts have taken place primarily at Northstar. Beginning in 1995, the resort developed a new single family home community on Mt. Pluto ("Big Springs") consisting of 158 private residential lots. The total project has been planned in five phases to reduce infrastructure development costs and maximize returns by controlling both the timing and inventory of lots on the market. Prior to fiscal 1998, Northstar sold all of the 44 lots offered in phase one and all of the 35 lots offered in phase two for an average price of approximately $154,000. In August 1998, Northstar sold all 32 lots available for sale in phase three for an average lot price of approximately $212,000. New homes built by the owners of such properties range in price from approximately $600,000 to $1.2 million.
Phases four and five will require an estimated $2.0 million in capital expenditures to complete infrastructure development for the 46 available lots. Northstar expects to sell the remaining properties over the next one to two years. Management believes that the Big Springs development project alone will increase the on-mountain bed base by 5% over the next two years, and should contribute to an increase in paid skier days. Northstar also has opportunities to develop an additional 756 acres of owned real property on Mt. Pluto, which has been zoned for commercial and residential use.

    In addition, Northstar has begun a program to harvest timber through third party contracting. The timber harvesting program, which produced revenues of $644,000 during the year ended October 30, 1998, is managed carefully to avoid interference with Northstar's resort operations and prevent any diminution in the quality of the resort's natural environment. The Company also intends to eventually expand Northstar's ski operations to the challenging additional terrain it owns on both North Lookout Mountain and Sawtooth Ridge, which are adjacent to the resort's current operations. Management believes that the skiable acreage at Northstar would increase by 30% with the development of this terrain. The timing and scope of this expansion will depend on market conditions and on an evaluation of the Company's other expansion criteria.

     Mt. Cranmore holds an easement entitling it to develop at least 700 acres of additional ski terrain known as the "Black Cap Mountain area" or "Black Cap." The Black Cap easement was granted in 1951 and allows the Company to expand Mt. Cranmore's existing ski and recreational infrastructure and develop additional trails. The Black Cap property underlying the Company's easement is privately owned and therefore not subject to the same governmental regulations which presently restrict the activities of many New England ski areas that are located on national or state forest land. The Black Cap land available for development by the Company is high-quality, mostly north and west-facing ski terrain located in an area that can accommodate alpine and cross-country trails, ski lifts and snowmaking. Expansion would not only significantly increase Mt. Cranmore's skier capacity, but would also enhance the quality and diversity of its skiable terrain. Given the resort's location in the heart of the Mt. Washington region, the dominant tourist destination in New Hampshire, the Company believes that expansion into Black Cap could position Mt. Cranmore as a premier attraction in the White Mountains and one of the largest and most appealing resorts in New Hampshire. Additionally, Mt. Cranmore has 35 acres of privately owned land at the southwest flank of the mountain. This southwest facing ski-in/ski-out land is very suitable for development. The timing and scope of this development will depend on market conditions and the Company's other expansion criteria.

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

     The Summit owns 66 acres of real property at the base of its mountain, which is available for residential development. The developmental real estate at the Summit is currently owned by DRE, L.L.C. (the "Real Estate LLC"), a subsidiary of the Company. The Real Estate LLC has executed a deed of trust with respect to the real property in favor of the holders of the Ski Lifts Preferred Stock (as defined herein) to secure the Real Estate LLC's obligation to purchase such preferred stock. In the event the Real Estate LLC defaults under its obligation to purchase the Ski Lifts Preferred Stock, the holders thereof could foreclose on the developmental real property and deprive the Company of the benefit thereof. The Summit also owns 39 acres of real property at Summit East that is ski-in/ski-out and is zoned as high-density residential and commercial. The parcel will be studied for future development potential when market conditions warrant.

     The Company, through a study commissioned by Grand Targhee, has identified approximately 900 acres of additional skiable terrain adjacent to the resort which has received preliminary Forest Service approval for development. The study also contains numerous recommendations for the further development of Grand Targhee's infrastructure, including the creation of a European-style village center comprising a variety of tightly-knit structures with central pedestrian streets, plazas, commercial and recreation facilities and amenity spaces which reflect and complement the sloped mountain topography. The village center design includes nine additional or renovated hotel/condotel developments providing 590 additional public accommodation units, which would increase the resort's on-mountain bed base by 615%. The Company has received preliminary approval for the construction of the residential units envisioned by the study, together with the development of an additional 900 acres of skiable terrain, subject to certain conditions. Management believes that the expansion of Grand Targhee's on-mountain bed base will be an important component in addressing the resort's historic underutilization. The Company intends to pursue long-term development opportunities with third parties, although the timing and scope of any such development is still being evaluated.

     Loon Mountain currently leases approximately 581 acres known as "South Mountain" from the Forest Service. Although currently limited to recreational uses not including downhill skiing, this permitted area has been designated by both Loon Mountain and the Forest Service as an area for expanded skiing activities and the development of additional trails and lifts. A permit allowing this expansion was issued by the Forest Service in 1993, but was subsequently invalidated by the U.S. Court of Appeals. See "Legal Proceedings." Pending the issuance of additional permits, expansion on South Mountain depends upon the Company and Forest Service fulfilling the requirements, including the preparation of supplemental National Environmental Policy Act ("NEPA") documentation, of a court order issued by the federal district court to which the related litigation was remanded. The available South Mountain land is located in an area directly adjacent to the present Loon Mountain ski area and will be able to accommodate alpine and cross country trails, ski lifts (including one connecting the current ski area with South Mountain) and snowmaking from newly installed snowmaking facilities. Expansion would not only significantly increase Loon Mountain's skier capacity, but would also enhance the quality and diversity of its skiable terrain. Loon Mountain also owns 412 acres at the base of the mountain, of which 312 acres is located at the base of South Mountain and is zoned as rural residential and general use. Based on current zoning and subject to approvals, 844 units could be constructed. The balance of land owned by Loon Mountain, subject to approvals and zoning, could allow for up to 400 additional units to be constructed.

     The Company has no agreements, arrangements or understandings with respect to financing the development of any of the real estate projects discussed herein. Any future development would be subject to, among other things, the Company's ability to obtain the necessary financing and all necessary permits and approvals. The Senior Credit Facility, the Indenture and the Securities Purchase Agreements (as defined herein) significantly limit the Company's ability to incur additional indebtedness. No assurance can be given that the Company will develop successfully any additional properties or, if completed, any such properties will be successful. In addition, there are risks inherent in any expansion project and in the implementation of the Company's development strategy.

Marketing and Sales

    Staff

     The Company has a marketing staff of approximately 50 persons, including a marketing director at each resort who reports to the Vice President of Marketing and Sales as well as to each resort's general manager. The marketing staff at each resort is responsible for the development of resort-specific marketing plans including advertising, sales, public relations, events, promotions and research. Each resorts' marketing personnel also participate in the development of the Company's overall marketing strategy.

    Strategy

     The Company's marketing plans are designed to attract both day skiers and vacationers by emphasizing the Company's diverse facilities and services and proximity to approximately 20% of the total skiers in the United States. The Company intends to position each of its resorts as an attractive alternative to competing regional resorts and to other forms of leisure and entertainment. The primary objectives of the Company's marketing efforts are to (i) increase each of its resorts' relative market share, (ii) expand the number of skiers in each of its markets, (iii) increase skier visitation frequency, (iv) increase the expenditures of each of its visitors, (v) influence the vacation destination choice of its prospective guests by encouraging them to visit other Booth Creek resorts, and (vi) attract and retain new guests to the Company's resorts by expanding the scope of Booth Creek resorts to winter recreation centers offering a multitude of snowsport options in addition to skiing and snowboarding.

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

    The Company's resorts offer a variety of terrain for alpine skiing and snowboarding, with most providing a high percentage of intermediate trails and well developed skier development programs, which can accommodate skiers and snowboarders of all skill levels. Northstar markets primarily to the upper income Baby Boom generation and their families residing in the San Francisco Bay and Sacramento Valley areas as a full service, all season resort for day and vacation guests. In addition, the resort has been successful in attracting vacationing skiers from major Southern California markets largely through the use of targeted marketing programs, including tour packages with major airlines and tour operators. Management believes that Northstar's diverse year round activities and services have made it attractive to affluent families interested in recreation-centered vacation homes. Real estate development and the resulting increase in on-mountain bed base likewise provide Northstar with significant opportunities for future growth. Sierra has been positioned as Lake Tahoe's economical "value" resort, primarily targeted to families, teenagers and young adults from the Central California Valley. Bear Mountain primarily targets Generation "X" skiers and snowboarders as well as value-oriented families from the major Southern California metropolitan areas. Waterville Valley generally focuses on regional and vacationing families from the Southern New Hampshire and Boston metropolitan markets by promoting the resort's diverse year round facilities and New England village atmosphere. Mt. Cranmore targets vacationing families (including non-skiers) from the Boston metropolitan area by emphasizing its proximity to the Mt. Washington 16,000 area bed base and North Conway retail and restaurant district. The Summit's diversity of terrain among its four resorts and significant night skiing programs allow the resort to target multiple demographic groups including families, teenagers and young adults from the Seattle/Tacoma metropolitan area. Grand Targhee primarily targets destination skiers visiting the Jackson Hole area as well as day skiers and regional overnight skiers from Wyoming, Idaho and Utah. Loon Mountain has traditionally targeted families composed of either day skiers, regional overnight skiers or destination skiers.

    Programs

    The Company has developed a number of specific marketing programs to achieve its objectives, including the following:

o       Customer loyalty programs
o       Multimedia advertising (including Internet strategies)
o       Data-based marketing programs (including e-mail broadcasting)
o Snowsport development programs (programs include a multitude of snowsport options such as snowbikes, snowscoots and tubing as well as more traditional skiing and snowboarding)
o       Strategic marketing alliances
o       School, group and business affiliations

     Customer loyalty programs. The Company believes that the success of each of its resorts depends, in large part, on its ability to retain and increase the skier visitation frequency of its existing customer base. For example, approximately 79% of Northstar's 1997/98 ski season skier days were attributable to guests who had visited the resort on at least one other occasion. The Company believes a critical component to developing customer loyalty will be the success of its customer loyalty programs, including its Vertical Plus and Vertical Value frequent skier programs. For an annual membership fee of $49, Vertical Plus members receive a special, personalized identification wristband containing a preprogrammed computer microchip which acts as their lift access for the season. In addition to offering daily ticket discounts, the system tracks the amount of vertical feet skied at participating resorts and rewards members with prizes based on the number of vertical feet skied in a season. Other benefits of the program include members-only lift lines, direct lift access, the convenience of being able to make cashless retail transactions and electronic messaging. In addition to Vertical Plus, the Company has developed Vertical Value, a program that appeals to a broader range of skiers and offers an incentive for frequent visitation at all of the Company's resorts. Visitors also receive a welcome packet with targeted offers and a newsletter which allows the resorts to communicate effective and timely information to their frequent guests.

    Multimedia advertising. The Company's marketing efforts include print, broadcast, outdoor, Internet and direct mail advertising, with the particular method tailored for each resort and existing market opportunities. The Company is also very active in a variety of promotional programs designed to attract guests from population centers in and around the Los Angeles, San Diego, San Francisco, Sacramento, Seattle and Boston metropolitan areas and states with large skier populations such as Texas, Illinois, Florida and New York. For example, the Company's Northstar and Sierra resorts have participated in extensive cooperative marketing with other Lake Tahoe resorts to promote the region as a premier vacation destination.

    Data-based marketing programs. Through the information obtained from its customer loyalty programs, extensive market surveys and other market research, the Company maintains a database containing detailed information on its existing customers. Management believes that database marketing is an effective and efficient method to identify, target and maintain an on-going relationship with the Company's best customers. For example, the Company has been successful in the use of targeted direct mailings and e-mail broadcasts, which are designed to match customer preferences with special ski package offers to build peak and off-peak volume. Management believes that these types of relationship-based marketing programs build guest loyalty and play an important role in solidifying a resort's existing customer base.

     Skier development programs. The Company's resorts operate a variety of skier development programs designed to improve the skills of children and beginners, as well as more advanced skiers and snowboarders. Management believes that these development programs increase skier days at the Company's resorts by expanding the total market of skiers and making skiing more enjoyable. Northstar, Sierra and Waterville Valley operate ski schools that are consistently rated among the best in their respective regions. In addition, several of the Company's resorts have introduced a development program, Vertical Improvement, geared toward intermediate and advanced skiers, which offers free specialized instruction and daily training. This has proven to increase repeated resort visitation. Booth Creek is expanding the definition of ski and snowboard areas to winter recreation centers. Resorts are offering a multitude of unique options for sliding on snow. Booth Creek Hill Thrill Centers include snow tubing, snowbikes, snowfoxes, snowscoots and Zorbs. Many of these are low-skill, high-sensation activities that even those who have never skied or snowboarded can enjoy. There are also transferable learning skills from these sliding devices to learning to ski or snowboard. Other efforts have been instituted at all resorts to embrace and welcome new participants to the sport of skiing or snowboarding.

    Strategic marketing alliances. The Company is a national ski resort operator with more than 2.4 million skier days recorded during the 1997/98 ski season. At least one of the Company's resorts is within driving distance of four of the five largest consumer markets in the United States. These factors, together with the attractive demographics of the Company's skier base, position the Company to further develop resort marketing programs with major corporate sponsors. Sponsorship opportunities include potential relationships with automobile manufacturers, soft drink companies, and ski and snowboard equipment manufacturers. For example, Northstar and Sierra have a relationship with a major automobile manufacturer that involves over $1 million worth of television exposure, free use of vehicles for Company purposes and a vehicle give-away promotion for resort guests. Management believes that the media exposure generated by this partnership is important in building market share and the image of the resorts, and that current joint marketing programs can be greatly expanded.

     School, group and business affiliations. The Company is dedicated to developing special programs designed to attract school, business and other groups. By introducing skiing, snowboarding and other methods of sliding on snow to a wider audience, these programs broaden the Company's customer base and have proven to be a particularly effective way to build name recognition and brand loyalty. Ski groups have also emerged as the fastest and most profitable way of increasing business during non-peak periods. Marketing personnel at each resort provide year-round assistance to group leaders in organizing and developing events. Business affiliations are developed and maintained through corporate tickets programs, whereby participating businesses are given an opportunity to provide their employees with incentive-based pricing.

Seasonality

    The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company has sought to mitigate the downside risk of its seasonal business by purchasing a skier day insurance policy for the 1998/99 ski season. During the off-season months of May through October, the Company's resorts typically experience a substantial reduction in labor and utility expense due to the absence of ski operations, but make significant expenditures for maintenance, expansion and capital improvement in preparation for the ensuing ski season.

Competition

     The general unavailability of new developable mountains, regulatory requirements and the high costs and expertise required to build and operate resorts present significant barriers to entry in the ski industry. The last major new ski resort to open in the United States was in 1989, and in the past 15 years, management believes at least 85 proposed resorts have been stalled or abandoned due to environmental issues and the high costs of entering into the capital intensive ski industry. The domestic ski industry is currently comprised of 521 resorts and is highly competitive. The Company's competitive position in the markets in which it competes is dependent upon many diverse factors, including proximity to population centers, pricing, snowmaking capabilities, type and quality of skiing offered, prevailing weather conditions, quality and price of complementary services. The Company's Lake Tahoe resorts, Northstar and Sierra, face strong competition from Lake Tahoe's seven other major ski resorts. Northstar's primary competition in the North Lake Tahoe area is from Squaw Valley and Alpine Meadows. Northstar also competes with major ski and non-ski destination resorts throughout North America. Sierra primarily competes in the Southern Lake Tahoe area with Heavenly Valley and Kirkwood. The Company's other California resort, Bear Mountain, competes primarily with Snow Summit and Mammoth Mountain.

    The Company's New England resorts, Waterville Valley, Mt. Cranmore and Loon Mountain, compete in the highly competitive Northeast ski market, which consists of Maine, New Hampshire, Vermont, Massachusetts, Connecticut and New York. Within the Northeast region, skiers can choose from over 50 major resorts and ski areas, most of which are located in the mountainous areas of New England and eastern New York. Waterville Valley's primary regional competitors include Bretton Woods, Attitash/Bear Peak and Gunstock. Mt. Cranmore's primary regional competitors are the Attitash/Bear Peak ski resort and Gunstock. Loon Mountain's primary regional competitors are Okemo and Sunday River.

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

     On a regional basis, at least one of the Company's resorts is readily accessible to four of the five largest ski markets in the United States. Management estimates that approximately 70% of the skiers visiting the Company's Lake Tahoe resorts are from the San Francisco, Sacramento Valley, Central California Valley and Lake Tahoe regions, while approximately 90% of Bear
Mountain's  skiers are from the Los  Angeles and San Diego  metropolitan  areas.
Waterville Valley, Mt. Cranmore and Loon Mountain are estimated to attract approximately 80% of their guests from Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. The Summit attracts approximately 90% of its skier guests from the Seattle/Tacoma region. Grand Targhee primarily attracts day and regional overnight skiers from the northern Rocky Mountain region and destination skiers visiting the region.

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

     A substantial portion of the real property associated with the Loon Mountain resort is likewise used under Forest Service permits. In 1993, the Forest Service authorized various lift, trail and snowmaking improvements on Loon Mountain and an expansion onto South Mountain. In 1996, the United States Court of Appeals for the First Circuit overturned this authorization on the ground that the Forest Service had failed to properly address certain environmental issues under NEPA. Certain improvements and part of the expansion had been constructed before the First Circuit ruled. On May 5, 1997, the United States District Court for the District of New Hampshire entered a stipulated order which authorizes existing improvements to remain in place and existing operations to continue but generally prohibits future construction, restricts use of a major snowmaking water source, and requires certain water discharge permits to be pursued, pending Forest Service reconsideration of the projects under NEPA. In August 1998, the Forest Service announced that it expects to complete this NEPA process and issue a new decision on the improvements sometime in the Spring of 1999. In a December 4, 1998 court filing, the Forest Service revised the target date for a draft NEPA document on the improvements and the proposed expansion to the Fall of 1999. The District Court entered a final order on December 11, 1998 specifying that the conditions imposed on operations at Loon Mountain in the May 5, 1997 order will remain in effect until the Forest Service completes its NEPA review and issues a new decision.

     Existing use of Loon Mountain is authorized under a Term Special Use Permit, which covers facilities and expires in 2006, and a supplemental permit, which covers the balance of Loon Mountain; existing non-skiing, use of South Mountain is authorized under an annual permit which expires in February 1999, but is expected to be reissued. After the Forest Service reconsiders the improvements and expansion under NEPA, it will need to render a new decision and, if appropriate, issue a new permit. At that time, the District Court order will terminate. Based upon the existing administrative record, and certain proposed modifications to the resort's snowmaking operations which are intended to better protect water resources, the Company expects that the improvements and expansion will be approved by the Forest Service. However, no assurance can be given regarding the timing or outcome of this process.

    In August 1997, the Forest Service authorized the Loon Mountain resort to construct a new snowmaking pipeline across permitted land. The Forest Service found that such construction is consistent with the District Court order and will enable the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline has been completed, its use was challenged by private parties who assert that the Forest Service violated NEPA. On January 20, 1998, the United
States District Court for the District of New Hampshire issued a decision finding that the Forest Service violated NEPA in failing to address the potential for the new pipeline to increase the amount of snow made and any associated environmental effects. On March 10, 1998, the District Court issued a series of further orders which, among other things, direct the Forest Service to re-evaluate the pipeline, allow such re-evaluation to proceed separate from and prior to the Forest Service's reconsideration of the larger expansion, and enjoin LMRC from using the pipeline pending further action by the Court.

     On July 2, 1998, the Forest Service issued a new decision approving the pipeline and addressing its potential to increase the amount of snow made. This decision was challenged by several of the same private parties, who, again, asserted that it violated NEPA. The Forest Service subsequently withdrew its decision authorizing the pipeline to conduct further review. Additionally, two of the parties whose challenge to the new pipeline decision is pending before the District Court filed a new lawsuit on August 20, 1998, in the same court, challenging the same decision on the same grounds, as well as additional grounds that another party has asserted in that case or that were previously addressed by the District Court in its January 20, 1998 decision. The District Court consolidated the new lawsuit with the existing action on November 19, 1998. The same day, the Court modified the injunction precluding use of the pipeline to permit LMRC to use the pipeline to withdraw and convert 159.7 million gallons of water into snow per ski season while the Forest Service further reviews the pipeline under NEPA. On December 4, 1998, the Forest Service filed a Notice of Administrative Action stating that it intends to combine its NEPA review of the pipeline with its NEPA review of the improvements and proposed expansion at Loon Mountain. The Forest Service stated that it hopes to issue a draft NEPA document for public comment on the pipeline, the improvements, and the expansion in the Fall of 1999. No assurances can be given regarding the timing or outcome of this process.

     The Forest Service has the right to approve the location, design and construction of improvements in permit areas and many operational matters at resorts with permits. Under the permits, the Company is required to pay fees to the Forest Service. Under recently enacted legislation, retroactively effective to the 1995/96 ski season, the fees range from 1.5% to approximately 4.0% of certain revenues, with the rate generally rising with increased revenues. However, through fiscal 1998, the Company is required to pay the greater of (i) the fees due under the new legislation and (ii) the fees actually paid for the 1994/95 ski season, unless gross revenue in a ski season falls more than 10% below that of the 1994/95 ski season, in which case the fees due are calculated solely under the new legislation. The calculation of gross revenues includes, among other things, lift tickets, ski school lessons, food and beverages, rental equipment and retail merchandise revenues. Total fees paid to the Forest Service by the Company during the year ended October 30, 1998 were $1,014,000. The new legislation is not expected to have a material effect on fees payable in future periods.

     The Company believes that its relations with the Forest Service are good, and, to the best of its knowledge, no special use permit for any major ski resort has ever been terminated by the Forest Service. Prior to permit termination, the United States Forest Service would be required to notify the Company of the grounds for such action and to provide it with reasonable time to correct any curable non-compliance.

Employees

    As of December 31, 1998, the Company employed a full-time corporate staff of 40 persons. In addition, the Company's resorts employ an aggregate of approximately 614 full-time and 5,600 seasonal employees. None of the employees of the Company or its resorts is represented by a labor union, and the Company considers its employee relations to be good.

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

    The Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation. However, at Grand Targhee, the Wyoming Department of Environmental Quality (the "DEQ") has issued a Notice of Violation of state water pollution requirements based on alleged discharge from a wastewater lagoon without a permit. The Company has entered into an negotiated compliance order with the DEQ requiring construction and operation of a new wastewater facility at a cost of approximately $1.0 million. The Company has substantially completed the construction of the new wastewater facility and is awaiting final approval of the facility by the DEQ.

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

     Bear Mountain has a water supply contract ("Contract") for 500 acre-feet per year with Big Bear Municipal Water District executed January 8, 1988, the initial fifteen-year term of which expires on January 7, 2003. Big Bear Municipal Water District's primary source of water is from a portion of the water in Big Bear Lake shared with Bear Valley Mutual Water Company, the senior water rights holder. The Contract provides water primarily for snow making and slope irrigation purposes. The obligation of Big Bear Municipal Water District to supply water is excused only if the level of Big Bear Lake recedes below 6,735.2 feet above sea level or 8 feet below the top of Big Bear Lake Dam. Bear Valley Mutual Water Company recently claimed that its rights in the Lake are not subject to Big Bear Municipal Water District's obligation to supply water to Bear Mountain. This claim is vigorously contested by all interested parties and a two-year moratorium agreement between Bear Valley Mutual Water Company and Big Bear Municipal Water District was executed in November, 1998, which withdraws Bear Valley's claim for two years while the issues between Bear Valley and Big Bear Municipal are worked out. This allows continued service to Bear Mountain on an uncontested basis during the moratorium period. The Company expects that the issue will be resolved favorable to the interests of Bear Mountain because of its contribution to the local economy, the stenghth of its contract rights with Big Bear Municipal Water District, and the alternate sources of water supply that are available. It should be noted the foregoing is premised on normal conditions prevailing and the absence of droughts, earthquakes, dam failure, or other types of similar calamities that impact the ability to obtain or supply water and no assurance can be made regarding the outcome of this situation or the timing negotiations during the next two years.

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

     Pursuant to the decision of the United States Court of Appeals for the First Circuit and the United States District Court for the District of New Hampshire's order, each discussed under Part I - Item 3, LMRC has applied to the Environmental Protection Agency ("EPA") for a Clean Water Act (the "CWA") discharge permit covering discharges associated with its snowmaking operations. Certain ongoing discharges are authorized by the District Court order pending final action on the permit and subject to the District Court's reserved power to modify such approval to address any resulting environmental issues. The EPA issued a discharge permit prior to the 1998/99 ski season.

    Certain regulatory approvals associated with the new snowmaking pipeline at Loon Mountain impose minimum stream flow requirements on LMRC. These requirements will compel LMRC to construct water storage facilities within the next ten years, and such construction will require further regulatory approvals and environmental documentation under the NEPA.

     In addition, LMRC was notified in September 1997 that it had allegedly filled certain wetlands at the resort in violation of the CWA. In response, LMRC worked with the EPA to remove the alleged fill and implement certain erosion control measures. On January 15, 1998, an individual notified the EPA, LMRC, and certain other persons that he intended to initiate a lawsuit under the CWA regarding the alleged wetland violation. On February 2, 1998, the EPA wrote to such individual stating that the alleged fill had been removed and that the EPA does not believe there is a continuing violation at the site. While the Company believes that its position would prevail, no assurance can be given regarding any outcome.

Item 2. Properties

     Northstar consists of over 6,500 acres of privately owned land, of which less than one-third has been developed. Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a Special Use Permit with the United States Forest Service. Bear Mountain owns 116 of its 819 gross acreage, leases 698 acres of mountain terrain under a Forest Service Special Use Permit and leases 5 acres from third parties. Waterville Valley owns 35 acres on Snow Mountain and two acres at the Conference Center, and leases 790 acres of land on Mt. Tecumseh from the federal government under a Special Use Permit issued by the Forest Service. Mt. Cranmore owns 754 acres and holds deeded easements enabling it to develop an additional 1,200 acres of ski terrain. The Summit owns 686 acres of its 4,152 gross acreage, leases 1,400 acres under a private permit and utilizes 1,864 acres of mountain terrain under a Forest Service Special Use Permit. Grand Targhee leases all of the land on which the resort is operated under a Special Use Permit with the United States Forest Service. Loon Mountain owns 565 acres upon which substantially all of the buildings and improvements relating to the resort are located. Loon Mountain leases 775 acres of land in the White Mountain National Forest under a Special Use Permit issued by the United States Forest Service permitting year-round recreational use. Adjacent to such land, an additional 581 acres are leased on "South Mountain" under a separate Special Use Permit permitting certain limited activities, including mountain biking, cross country skiing and horseback riding. For further information regarding the Company's properties, see Part I, Item 1. "Business - Resort Operations" and "- Regulation and Legislation."

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

    In connection with the Loon Mountain Acquisition, certain shareholders (the "Plaintiffs") of LMRC filed a lawsuit in New Hampshire state court against LMRC and its former directors alleging breach of fiduciary duty and against the Company alleging that the Company failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute"). Prior to the filing of the lawsuit against the Company, the Company had sought and received a "no action" order from the Bureau of Securities Regulation, New Hampshire Department of State (the "Bureau") finding that the Takeover Statute was inapplicable to the proposed merger. The two lawsuits were consolidated in the Superior Court in Grafton County, New Hampshire. The Plaintiffs' initial request for a preliminary injunction prohibiting the Company (or its affiliates) from proceeding with the Loon Mountain Acquisition based on allegations that the Company failed to comply with the Takeover Statute was denied on October 28, 1997. Before the litigation proceeded further, both parties amended the merger agreement relating to the Loon Mountain Acquisition. The Company then sought and obtained an additional order by the Bureau that the Takeover Statute did not apply. On January 30, 1998, the Company filed its answer to the Plaintiffs' petition and, on February 10, 1998, filed a motion to dismiss the action against the Company under the Takeover Statute in its entirety, asserting, inter alia, that the Takeover Statute did not apply to the transaction as a matter of law. On June 11, 1998, the Court denied the Company's motion to dismiss. On July 2, 1998, the Company filed a motion to reconsider the Court's decision. On August 1, 1998, the Court granted the Company's motion for reconsideration and dismissed Plaintiffs' claims under the Takeover Statute. Plaintiffs filed a motion for reconsideration as to the Court's dismissal of the Takeover Statute claim which was denied on October 1, 1998, and Plaintiffs have appealed the dismissal of their Takeover Statute claim to the New Hampshire Supreme Court. Plaintiffs' breach of fiduciary duty action against LMRC and its directors remains pending. Plaintiffs have conducted limited discovery and a trial date has not been set. On December 15, 1998, Plaintiffs moved to amend their complaint to allege a cause of action seeking money damages against the Company, LMRC and the former LMRC directors for breach of fiduciary duty and omissions and misrepresentations in connection with the approval of the Loon Mountain Acquisition and the solicitation of proxies from the LMRC shareholders to approve the transaction. Plaintiffs' potential remedies include monetary damages for the directors' alleged failure to maximize the consideration to LMRC shareholders and/or failing to properly disclose material information to LMRC shareholders in connection with the Loon Mountain Acquisition. If Plaintiffs are successful in pursuing their claims against the former LMRC directors, LMRC has certain indemnity obligations to the former directors and is currently involved in such directors' defense. The Company may have available to it as a defense the exclusive remedy provisions of the New Hampshire statute on dissenters' rights, which rights, as described below, the Plaintiffs have exercised. While management of the Company believes that the former LMRC directors will prevail against Plaintiffs' claims and appeals, no assurance can be given regarding the outcome of the above described litigation.

    In connection with the Loon Mountain Acquisition, Plaintiffs exercised dissenters' rights under the New Hampshire Business Corporation Act (the "NHBCA"). Under the statutory procedure for settling the Plaintiffs' dissenters' rights, LMRC paid Plaintiffs an aggregate of $34,436, or $30.61 per share, as its estimate of the fair value of their 1,125 shares. Plaintiffs demanded additional payments necessary to compensate them for the $71.38 per share price, plus interest, which they have asserted as the fair value of their shares. Pursuant to the NHBCA, LMRC commenced a proceeding in the Grafton County New Hampshire Superior Court on July 20, 1998 seeking a judicial appraisal of the value of Plaintiffs shares in LMRC. On September 30, 1998, Plaintiffs moved to dismiss the appraisal proceeding on the grounds that LMRC's payments to them were untimely and that the accompanying notice omitted certain required information. The court denied the Plaintiff's motion to dismiss on December 14, 1998. LMRC anticipates that discovery will commence in early 1999. While the Company believes that the amount paid to the Plaintiffs prior to the commencement of the appraisal proceeding represents the fair value of their shares, there can be no assurance as to the value which the appraisal proceeding will assign to the Plaintiffs 1,125 shares.

     In 1995, an individual sued the United States Forest Service in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated NEPA, the CWA, and an executive order in 1993 approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened. The District Court entered summary judgment for the United States Forest Service on all claims and the original plaintiff along with an intervening party appealed.In December 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") reversed the District Court and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. On May 5, 1997, later finalized December 11, 1998, the District Court entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any associated pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the 1993 Forest Service decision to their preexisting condition if not ultimately approved by the Forest Service. This order will remain in effect until the supplemental NEPA process is completed and the Forest Service issues a new special use permit. The Company has received a CWA permit for its snowmaking system, and the Forest Service currently expects to issue draft NEPA documentation in the Fall of 1999. However, no assurance can be provided on the timing, terms or outcome of this proceeding.

    Following the First Circuit's decision, the plaintiffs filed a motion with the District Court asking it to impose a civil penalty under the CWA of $5,550,125 and attorney fees and costs against LMRC for unpermitted discharges into Loon Pond without a discharge permit during its snowmaking operations in the 1996/97 ski season and preceding years. The discharge at issue involves water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into Loon Pond. In connection with the Loon Mountain Acquisition, the Company obtained environmental pollution insurance for $4,500,000 of coverage above a $1.2 million deductible to cover any penalties, fees, and costs that the Court assesses against LMRC. LMRC asserted defenses to the merits and amount of penalty sought. In a December 11, 1998 final order, the District Court dismissed the claim for civil penalties and attorney fees under the CWA on grounds of mootness and standing. One of the plaintiffs filed a notice of appeal on January 8, 1999 to appeal the final order to the United States Court of Appeals for the First Circuit but has not yet identified issues on appeal. No assurances can be given regarding the outcome of this litigation.

     On August 29, 1997, the plaintiffs filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. Another party intervened as plaintiff, and LMRC intervened as defendant. The Forest Service and LMRC asserted various defenses. On January 20, 1998, the District Court held that the pipeline may be analyzed and approved by the Forest Service separately from the South Mountain expansion, but that the Forest Service violated NEPA by failing to consider the potential environmental effects of the alleged increase in snowmaking capacity. On March 10, 1998, the District Court issued a series of further orders which establish a schedule for the Forest Service's reconsideration of the pipeline and any resulting challenges, deny plaintiffs' request that such reconsideration be deferred until the Forest Service's decision on the larger expansion, and enjoin Loon Mountain from using the pipeline pending further action by the Court. Three of the plaintiffs have appealed the District Court's denial of their claim that reconsideration of the pipeline be deferred until the Forest Service's decision on the larger expansion, but briefing on these appeals has not yet commenced in the First Circuit.

    On July 2, 1998, the Forest Service issued a new decision reauthorizing the pipeline and addressing the potential environmental effects of the projected increase in snowmaking capacity. Three of the prior plaintiffs filed challenges to this decision with the District Court, alleging that it, too, violated NEPA. The Forest Service subsequently withdrew its decision authorizing the pipeline to conduct further review under NEPA.

    On August 20, 1998, two of the plaintiffs who have challenges to the new pipeline decision pending before the District Court filed a separate lawsuit against the Forest Service in the same court challenging the pipeline decision on the same grounds, as well as additional grounds that another party has asserted in that case or that are identical to claims that the Court addressed in its January 20, 1998 decision. The Court consolidated the new lawsuit with the existing action on the pipeline on November 19, 1998. That same day, the Court modified the injunction precluding Loon Mountain from using the pipeline to permit Loon Mountain to use the pipeline to withdraw and convert 159.7 million gallons of water into snow per ski season until the Forest Service completes its environmental review of the pipeline. On December 4, 1998, the Forest Service filed a Notice of Administrative Action stating that it intends to combine its NEPA review of the pipeline with the NEPA review of the improvements and proposed expansion at Loon Mountain. The Forest Service currently expects to release a draft NEPA document for public comment on the pipeline, the improvements, and the proposed expansion in Fall 1999. No assurances can be given regarding the timing or outcome of this process or the litigation on the pipeline.

    The plaintiffs in the Loon Mountain pipeline litigation have stated that they intend to seek attorney fees in the combined amount of $52,965. One plaintiff has indicated that he will claim $23,581 in attorney fees against LMRC on grounds of bad faith. The other plaintiffs have not ruled out claims for attorney fees against LMRC. The Company believes LMRC has substantial defenses in the event claims for attorney fees are filed; however, it cannot guarantee any particular result.

     On August 1, 1997, two plaintiffs filed a lawsuit against the Town of Lincoln Planning Board and LMRC in the Grafton County Superior Court in the State of New Hampshire alleging that the Lincoln Planning Board had improperly approved various facilities associated with the snowmaking pipeline. On September 30, 1997, LMRC moved to dismiss the claims against it, but sought to remain in the case as in intervenor. Also on September 30, 1997, the Lincoln Planning Board answered the complaint, denying most of the allegations and raising various defenses. On February 23, 1998, the court granted LMRC's motion to dismiss. However, in the event that the plaintiffs are successful, the Lincoln Planning Board would be requested to reconsider the facilities and issue a new decision. No assurance can be given regarding the outcome or timing of this litigation or any resulting Lincoln Planning Board review.

     In connection with the Seven Springs Acquisition certain shareholders of Seven Springs filed a lawsuit in the Court of Common Pleas of Somerset County, Pennsylvania against the Company, Acquisition Sub, and Seven Springs and certain of its directors, seeking a declaratory judgment, along with other relief including the rescission of the Merger Agreement by and among the Company, Acquisition Sub and Seven Springs. Plaintiffs allege that the terms of the Seven Springs Shareholder Agreement ban the consummation of the Seven Springs Acquisition. On October 29, 1998, the Court entered a final judgment denying Plaintiff's motion and has permitted the consummation of the transactions contemplated by the Merger Agreement. On December 28, 1998, the Plaintiff's filed an amended notice of appeal which is currently pending. While the Company believes that Seven Springs will prevail with its position that the Seven Springs Shareholders Agreement does not apply to the transactions contemplated by the Merger Agreement, no assurance can be made regarding the timing or the outcome of this litigation.

Item 4. Submission Of Matters To Vote Of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    There is no established trading market for any class of equity securities of the Company.

Item 6. Selected Financial Data

    The following selected financial data should be read in conjunction with the combined financial statements of the Fibreboard Resort Group and the consolidated financial statements of the Company and related notes thereto included elsewhere in this Report and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected combined financial data (except for the other financial and operating data) of the Fibreboard Resort Group (i) as of and for the years ended December 31, 1994 and 1995 and as of and for the ten months ended October 31, 1996 have been derived from the audited combined financial statements of the Fibreboard Resort Group, which have been audited by Arthur Andersen LLP, independent accountants,
(ii) for the ten months ended October 31, 1995 have been derived from the unaudited combined financial statements of the Fibreboard Resort Group and (iii) for the period from November 1, 1996 to December 2, 1996 have been derived from the audited combined financial statements of the Fibreboard Resort Group, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data (except for the other financial and operating data) of the Company as of and for the years ended October 31, 1997 and October 30, 1998 have been derived from the audited consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The Company was formed in October 1996 and had no operations until its acquisition of seven ski resort complexes during the first six months of fiscal 1997.

    The other financial and operating data presented below includes information on "EBITDA" and "EBITDA margin." "EBITDA" represents income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales. "EBITDA margin" is EBITDA divided by total revenue. Although EBITDA is not a measure of performance under United States generally accepted accounting principles ("GAAP"), the term is presented because management believes it provides useful information regarding a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. In addition, "EBITDA" and "EBITDA margin" as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.


                                                              Fibreboard Resort Group
                                                ----------------------------------------------------

                                                                    10 Months   10       Period From
                                                                      Ended     Months   November 1,
                                                   Year Ended        October    Ended    1996 to
                                                   December 31,         31,     October  December 2,
                                                ------------------
                                                1994(a)   1995(b)    1995(b)   1996(c)   1996(c)
                                                -------   --------   --------   -------  -----------

                                               (Dollars in Thousands, except Revenue per Skier Day)

Statement of Operations Data:
Revenue:
  Resort Operations.....................       $ 40,810   $ 39,823   $ 32,072   $ 36,829   $  1,395
  Real Estate and Other.................            610      5,213      4,659      4,288        304
                                               --------   --------   --------   --------   --------
                                                 41,420     45,036     36,731     41,117      1,699
Operating Expenses:
  Cost of Sales - Resort Operations.....         23,471     24,545     18,547     22,596      2,884
  Cost of Sales - Real Estate and Other.            280      1,989      1,780      2,142        161
  Depreciation, Depletion and Amortization        3,449      4,024      2,989      4,354          6
  Selling, General and Administrative...          5,545      5,871      4,399      5,220      1,766
  Management Fees and Corporate Expenses            655      1,247        513        701         70
                                               --------   --------   --------   --------   --------
Operating Income (Loss).................          8,020      7,360      8,503      6,104     (3,188)
Interest Expense, Net...................            666        821        334      1,189        206
                                               --------   --------   --------   --------   ---------
Pre-tax Income (Loss)...................          7,354      6,539      8,169      4,915     (3,394)
Income Taxes (Benefit)..................          2,979      2,624      3,308      2,018     (1,358)
                                               --------   --------   --------   --------   ---------
Net Income (Loss).......................       $  4,375   $  3,915   $  4,861   $  2,897   $ (2,036)
                                               ========   ========   ========   ========   =========
Other Financial and Operating Data:
Skier Days...............................       837,179    784,964    626,500    706,075     30,818
Revenue per Skier Day (f)................      $  48.75  $   50.73  $   51.19  $   52.16  $   45.27
Noncash Cost of Real Estate Sales (g)....      $      -   $  1,618   $  1,488   $  1,461   $    133
Capital Expenditures Excluding
  Acquisitions and                             $  6,199   $  5,226   $  3,786   $  5,761   $  5,587
  Real Estate and Other..................
Net cash provided by (used in):
  Operating activities...................      $  9,482   $  7,861   $  7,506   $  4,923   $  5,769
  Investing activities...................        (6,287)   (29,430)   (28,321)    (8,467)    (6,151)
  Financing activities...................        (2,664)    26,071     18,059     (2,778)     1,115
EBITDA...................................      $ 11,469   $ 13,002   $ 12,980   $ 11,919   $ (3,049)
EBITDA Margin............................          27.7%      28.9%      35.3%      29.0%    (179.5)%


                                                       Fibreboard Resort Group
                                               -----------------------------------------
                                               As of December 31,    As of October 31,
                                               ------------------   ---------------------
                                               1994(a)    1995(b)    1995(b)    1996(c)
                                               ------     -------   --------   ----------
                                                        (Dollars in Thousands)

Balance Sheet Data:
Working Capital (Deficit)............          $ (6,555)  $(35,980)  $(36,123)  $(36,187)
Total Assets.........................            43,065     73,316     64,125     69,602
Total Debt Including Intercompany                15,422     41,493     33,487     38,715
  Payable............................
Net Assets...........................            19,752     23,667     24,606     26,564

                                                    (see accompanying footnotes)



                                                                         Company
                                                     ------------------------------------------------
                                                          Historical      Unaudited  Pro Forma(i)
                                                          ----------      -----------------------
                                                       Year       Year      Year        Year
                                                       Ended     Ended      Ended       Ended
                                                     October    October   October     October
                                                        31,       30,        31,         30,
                                                      1997(d)   1998(e)     1997        1998
                                                     ---------  -------   -------     ------
                                                    (Dollars in Thousands, except Revenue per Skier Day)


Statement of Operations Data:
Revenue:
  Resort Operations...........................        $ 68,136   $ 97,248  $ 93,850   $ 107,887
  Real Estate and Other.......................           3,671      7,608     3,975       7,608
                                                      --------   --------  ---------  -----------
                                                        71,807    104,856    97,825     115,495
Operating Expenses:
  Cost of Sales - Resort Operations...........          44,624     61,325    82,999(j)   87,163(j)
  Cost of Sales - Real Estate and Other.......           2,799      4,671     2,960       4,671
  Depreciation, Depletion and Amortization....          11,681     17,752    15,795      18,547
  Selling, General and Administrative.........          13,719     19,645         -           -
                                                      ---------  --------  ---------   ----------
Operating Income (Loss).......................          (1,016)     1,463    (3,929)      5,114
Interest Expense, Net.........................          14,912     18,733    18,759      19,612
                                                      ---------  --------  ---------  -----------
Pre-tax (Loss)................................         (15,928)   (17,270)  (22,688)    (14,498)
Income Tax Benefit............................          (1,728)         -    (1,728)          -
                                                      ---------  --------  ---------   ----------
Loss Before Minority Interest and                      (14,200)   (17,270)  (20,960)    (14,498)
  Extraordinary Item..........................
Minority Interest.............................             229        260       281         260
                                                      ---------  --------  ---------    ---------
Loss Before Extraordinary Item................         (14,429)   (17,530)  (21,241)    (14,758)
Extraordinary Loss on Early Retirement of Debt          (2,664)         -         -           -
                                                      ---------  --------- ---------    ----------
Net Loss......................................        $(17,093)  $(17,530) $(21,241)   $(14,758)
                                                      =========  ========= ==========  ===========

Other Financial and Operating Data:
Skier Days....................................       1,565,917  2,113,562 2,186,196   2,386,478
Revenue per Skier Day (f).....................       $   43.51  $   46.01 $   42.93   $   45.21
Noncash Cost of Real Estate Sales (g)..........      $   2,237  $   3,721 $   2,370   $   3,721
Capital Expenditures Excluding Acquisitions and
  Real Estate                                        $   9,459  $  15,500 $  20,075   $  16,721
  and Other....................................
Net cash provided by (used in):
  Operating activities........................        $  1,552  $   7,559       NA          NA
  Investing activities........................        (152,685)   (47,718)      NA          NA
  Financing activities........................         151,595     40,322       NA          NA
EBITDA........................................        $ 12,902  $  22,936 $ 14,236    $  27,382
EBITDA Margin.................................            18.0%      21.9%    14.6%        23.7%


                                                           Company
                                                    -------------------
                                                       As of      As of
                                                      October   October
                                                         31,       30,
                                                       1997(d)    1998(e)
                                                     ---------   --------
                                                         (Dollars in
                                                          Thousands)

Balance Sheet Data:
Working Capital (Deficit).....................        $(26,634)  $(33,093)
Total Assets..................................         186,416    218,546
Total Debt....................................         136,327    156,280
Preferred Stock of Subsidiary (h).............           3,354      2,634
Common Shareholder's Equity...................          29,407     37,377

                                                   (see accompanying footnotes)

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

(a) Includes the financial results of Northstar and Sierra for the entire period.

(b) Includes the financial results of Northstar and Sierra for the entire period and of Bear Mountain for the period beginning October 23, 1995, the date on which it was acquired by Fibreboard Corporation.

(c) Includes the financial results of Northstar, Sierra and Bear Mountain for the entire period.

(d) Reflects the financial results of Waterville Valley and Mt. Cranmore from November 27, 1996, Northstar, Sierra and Bear Mountain from December 3, 1996, the Summit from January 15, 1997, and Grand Targhee from March 18, 1997, the respective dates of acquisition of each resort by the Company.

(e) Reflects the financial results of Waterville Valley, Mt. Cranmore, Northstar, Sierra, Bear Mountain, the Summit and Grand Targhee for entire period, and Loon Mountain for the period beginning February 26, 1998, the date on which it was acquired by the Company.

(f) Reflects revenue from resort operations divided by skier days.

(g) Noncash cost of real estate sales represents the allocated portion of real estate development expenditures previously capitalized (including acquisition costs allocated to real estate development) which relate to current year real estate sales.

(h) Represents preferred stock of a subsidiary of the Company which is subject to mandatory redemption requirements.

(i) Pro forma statements of operations and other financial data for the years ended October 31, 1997 and October 30, 1998 give effect to the resort acquisitions and related financing transactions as if they had occurred on November 1, 1996.

(j) The historical financial presentations for the Fibreboard Resort Group, Waterville Valley, Mt. Cranmore, Ski Lifts, Inc., Grand Targhee Incorporated and Loon Mountain Recreation Corporation are inconsistent in categorizing cost of sales-resort operations and selling, general and administrative expenses. For presentation purposes in the pro forma information, all operating expenses, excluding depreciation, depletion and amortization, have been aggregated as cost of sales-resort operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis relates to (i) the historical financial statements and results of operations of the Company and the California Resorts, (ii) the pro forma financial results of the Company, and (iii) the liquidity and capital resources of the Company. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report.

    Certain matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that certain factors could significantly affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include: regional and national economic conditions, the successful or unsuccessful integration of acquired businesses, weather conditions, natural disasters (such as earthquakes), industry competition, governmental regulation and risks associated with expansion, leased property and property used pursuant to United States Forest Service permits and the ability of the Company to make its information technology assets and systems year 2000 compliant and the costs of any modifications necessary in this regard.

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

    The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 123, 144, 145 and 105 days, respectively, during each of the last five ski seasons. The Company's Northstar, Sierra, the Summit and Grand Targhee resorts are less weather-sensitive based on their historical natural snowfall, averaging approximately 326, 518, 422, and 512 inches of snow, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities are considerably less extensive than at Bear Mountain, Waterville Valley, Loon Mountain or Mt. Cranmore.

    The Company's results of operations are also highly dependent on its ability to compete in each of the large regional ski markets in which it operates. At Northstar and Sierra more than 70% of the 1997/98 ski season total skier days were attributable to residents of the San Francisco, Sacramento, Central California Valley and Lake Tahoe regions. At Bear Mountain, more than 90% of the 1997/98 ski season total skier days were attributable to residents of the Los Angeles and San Diego metropolitan regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, approximately 80% of the 1997/98 ski season total skier days were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 1997/98 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region. The Company's Grand Targhee resort attracts approximately 50% of its skiers from outside its local skiing population.

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

    The Company expects to increase skier days by offering a consistent, quality guest experience and developing effective target marketing programs. See Part I,
Item 1. "Business - Marketing and Sales." The Company's resorts have spent more than $27.5 million (including $2.5 million of equipment acquired through capital leases and other debt) in capital expenditures during the last two years to upgrade chairlift capacity, expand terrain, improve rental lodging and retail facilities and increase snowmaking capabilities, all of which management believes are important in providing a consistent, quality guest experience.

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

    In addition to revenues generated from skiing operations, the Company's resorts generate significant revenues from non-ski operations, including lodging, conference center services, health and tennis clubs and summer activities such as mountain biking rentals and golf course fees. During the year ended October 30, 1998, approximately 47.9%, 39.9% and 12.2% of the Company's revenues were generated from lift ticket sales, other ski-related sales and non-ski related sales (excluding real estate and timber sales), respectively. For the year ended October 31, 1997, approximately 49.6%, 40.5% and 9.9% of the Company's revenues were generated from lift ticket sales, other ski-related sales and non-ski-related sales (excluding real estate and timber sales), respectively. Moreover, real estate and timber sales at Northstar generated $7.4 million and $3.7 million during the year ended October 30, 1998 and the period from December 3, 1996 (the date the Company acquired Northstar) to October 31, 1997, accounting for 18.0% and 11.8% of Northstar's total revenue during such periods.

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

Results of Operations of the Company

    Overview

    The Company was formed on October 8, 1996. Since inception, the Company made the following acquisitions, which are included in the results of operations of the Company from the respective purchase dates and accounted for using the purchase method:

        Resort                                              Acquisition Date
        ---------------------------------------------      ------------------

        Waterville Valley.........................          November 27, 1996

        Mt. Cranmore..............................          November 27, 1996

        Northstar.................................          December 3, 1996

        Sierra....................................          December 3, 1996

        Bear Mountain.............................          December 3, 1996

        The Summit................................          January 15, 1997

        Grand Targhee.............................          March 18, 1997

        Loon Mountain.............................          February 26, 1998

    Historical Year Ended October 30, 1998 as Compared to the Historical Year Ended October 31, 1997

    Total revenue for the year ended October 30, 1998 was $104,856,000, an increase of $33,049,000 or 46.0%, over the Company's revenue for the year ended October 31, 1997. Due to the timing of the acquisitions, the 1997 period does not reflect a full period of operating revenues for the resorts, which accounts for a significant part of the increase. The increase in revenue is also due to more typical weather conditions in the Lake Tahoe region in the current period than during the comparable period in the 1996/97 ski season, which resulted in increased revenues at Sierra and Northstar of 67.9% and 23.2%, respectively. During the 1996/97 ski season, revenue was negatively impacted by a mudslide which shut down the highway which provides primary access to Sierra and poor weather conditions during the Christmas holiday period at many of the Company's other resorts. Total skier visits at Sierra and Northstar increased by 62.7% and 21.9% or approximately 132,000 and 97,000, respectively, in the 1998 period as compared to the 1997 period. Real estate and timber sales for the year ended October 30, 1998 were $7,608,000, an increase of $3,937,000 or 107.2%, over real estate and timber sales for the year ended October 31, 1997. In August 1998, Northstar conducted an auction of certain real estate parcels as part of the third phase of an ongoing real estate development project. All of the lots available for sale were sold at an average lot price of $212,000 as compared to an average lot price of $154,000 for the two prior phases.

    Total operating expenses for the year ended October 30, 1998 were $103,393,000, an increase of $30,570,000 or 42.0%, over the Company's total operating expenses for the year ended October 31, 1997. Due to the timing of the acquisitions, the 1997 period does not reflect a full period of operating expenses for the resorts, which accounts for a significant part of the increase. Payroll related costs, the single largest component of operating expenses, were approximately $37,628,000 for the year ended October 30, 1998, as compared to $27,555,000 for the 1997 period. Cost of sales for the real estate and timber sales increased by $1,872,000 due to an increase in the number of lots sold in 1998 as compared to the prior period.

    Interest expense for the year ended October 30, 1998 totaled $17,510,000, an increase of $4,241,000 over the Company's interest expense for the year ended October 31, 1997, reflecting generally higher levels of borrowings in the 1998 period and a slightly higher interest rate on the Senior Notes as compared to the interest rates on the bridge financing facilities in place through March 17, 1997.

    During the year ended October 31, 1997, the Company recorded tax benefits for current operating losses to the extent of recorded deferred tax liabilities. Due to the Company's lack of profitable history, the tax benefits of excess operating losses in the 1997 period were fully offset by a valuation reserve. Similarly, no federal income tax provision was recorded for the year ended October 30, 1998 due to continued operating losses.

    Pro Forma Year Ended October 30, 1998 as Compared to the Pro Forma Year Ended October 31, 1997

    The following unaudited pro forma results of operations of the Company for the year ended October 30, 1998 and October 31, 1997 assume that all the resort acquisitions and related financings had occurred on November 1, 1996. These unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.


                                                       Pro Forma                Pro Forma
                                                      Year Ended               Year Ended
                                                      October 31,              October 30,
                                                         1997                     1998
                                                     -------------            ------------
Statement of Operations Data:
Revenue:

  Resort Operations...........................        $   93,850                $  107,887

  Real Estate and Other.......................             3,975                     7,608
                                                      -----------               -----------
                                                          97,825                   115,495

Operating Expenses:

  Resort Operations...........................            82,999                    87,163

  Cost of Sales - Real Estate and Other.......             2,960                     4,671

  Depreciation, Depletion and Amortization....            15,795                    18,547
                                                      -----------               ----------

Operating Income (Loss).......................            (3,929)                    5,114

Interest Expense, Net.........................            18,759                    19,612
                                                      -----------               ----------

Loss Before Income Taxes......................           (22,688)                  (14,498)

Income Tax Benefit............................             1,728                         -
                                                      -----------               -----------

Loss Before Minority Interest.................           (20,960)                  (14,498)

Minority Interest.............................               281                       260
                                                      -----------               ------------

Net Loss......................................        $  (21,241)               $  (14,758)
                                                      ============              =============

Other Data:

EBITDA........................................        $   14,236                $   27,382

Noncash Cost of Real Estate Sales.............        $    2,370                $    3,721

    Total pro forma revenues for the year ended October 30, 1998 would have been $115,495,000, an increase of $17,670,000 or 18.1% over the comparable period in 1997. Sierra, Northstar, Grand Targhee, Bear Mountain and Waterville Valley generated increased revenues in the 1998 period of 63.3%, 20.7%, 11.3%, 11.8%, and 8.0%, respectively, due primarily to skier day increases. The increase in revenue is primarily due to the more typical weather conditions in the Lake Tahoe region in the 1998 period than during the comparable period in the 1996/97 ski season. Pro forma revenues for Mt. Cranmore, the Summit and Loon Mountain for the 1998 period were generally comparable to the level of revenues in the 1997 period. Total pro forma skier visits would have increased 9.2%, or approximately 200,000, in the 1998 period as compared to the 1997 period primarily due to improved weather conditions during the holiday periods which allowed travelers to reach the Company's resorts. During the 1996/97 ski season, revenues were negatively impacted by a mudslide which shut down the highway which provides primary access to Sierra and poor weather conditions during the holiday period at many of the Company's other resorts. Sales of real estate and timber during the year ended October 30, 1998 were $7,608,000, as compared to $3,975,000 in the comparable 1997 pro forma period. In August 1998, Northstar conducted an auction of certain real estate parcels as part of the third phase of an ongoing real estate development project. All of the lots available for sale were sold at an average lot price of $212,000 as compared to an average lot price of $154,000 for the two prior phases.

    Pro forma resort operating expenses, excluding depreciation, depletion and amortization, for the year ended October 30, 1998 would have been $87,163,000, an increase of $4,164,000, or 5.0%, over the comparable period in 1997. Pro forma payroll related costs for the 1998 period would have been $40,039,000, an increase of $1,593,000 or 4.1%, over the comparable 1997 period. The increase in pro forma payroll related costs was due primarily to higher seasonal employment at Northstar and Sierra due to the improved operating conditions and extended season.

    Cost of sales for real estate and timber activities for the year ended October 30, 1998 would have been $4,671,000. The increase of $1,711,000 over the comparable period in 1997 was due to an increase in the number of lots sold in 1998 as compared to the prior period.

    Pro forma depreciation, depletion and amortization for the pro forma year ended October 30, 1998 would have been $18,547,000. The increase of $2,752,000 or 17.4% over the 1997 period was due principally to higher average asset balances in the 1998 period.

    Net interest expense for the pro forma year ended October 30, 1998 would have totaled $19,612,000, an increase of $853,000 or 4.6% from the comparable period in 1997. The increase was due to interest expense on borrowings under the Senior Credit Facility used to fund capital expenditures, maintenance activities and normal seasonal working capital requirements in the off-season periods.

    Income tax benefit for the pro forma year ended October 31, 1997 of $1,728,000 reflects the benefit of operating losses to the extent of net deferred tax liabilities recorded in purchase accounting. As the effective tax rate for the year ended October 30, 1998 was zero, no income tax benefit was recorded during the pro forma year ended October 30, 1998.

    Historical Year Ended October 31, 1997

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

Results of Operations of California Resorts

    The Fibreboard Resort Group was acquired by Booth Creek effective December 3, 1996, and its results of operations have been included in the Company's consolidated results of operations since such date. The following review of the performance of the Fibreboard Resort Group is for the unaudited ten month period ended October 31, 1995 and the audited ten month period ended October 31, 1996.

    The following table summarizes Fibreboard Resort Group's historical results of operations as a percentage of revenue for the ten month periods ended October 31, 1995 and 1996.


                                                                              Ten Months Ended
                                                                                 October 31,
                                                                               ----------------
                                                                               1995       1996
                                                                               -------   ------
Statement of Operations Data:
  Net revenues

  - Lift Tickets.......................................................         42.7 %     45.0%

  - Ski Related Resort.................................................         34.0       34.0

  - Non-Ski related Resort.............................................         10.6       10.6

  - Real Estate and Timber.............................................         12.7       10.4
                                                                               -------   -------
      Total net revenues...............................................        100.0      100.0


  Cost of Sales - Resort Operations....................................         58.6       65.5

  Cost of Sales - Real Estate and Other................................          4.8        5.2

  Selling, General and Administrative Expense..........................         12.0       12.7

  Corporate Allocations and Management Fees............................          1.4        1.7
                                                                               -------    ------

  Operating Income.....................................................         23.2       14.9

  Interest (Income) Expense, Net.......................................          0.9        2.9
                                                                               -------    ------
  Pre-tax Income.......................................................         22.3       12.0

  Income Taxes.........................................................          9.0        4.9
                                                                               ------     ------

  Net Income...........................................................         13.3 %      7.1%
                                                                               =======    =======

Other Data

  EBITDA...............................................................         35.3 %     29.0%


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

Liquidity and Capital Resources

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility which was amended and restated on January 28, 1999 and effective beginning on October 30, 1998. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility currently provides for borrowing availability of up to $25 million during the term of such facility, which expires November 15, 1999. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8.0 million in addition to certain amounts maintained by the Company in certain depository accounts with the Agent for a period of 60 consecutive days each year commencing sometime between February 1 and February 28. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities and to build retail and other inventories prior to the start of the skiing season and for other cash requirements. As of October 30, 1998, outstanding borrowings under the Senior Credit Facility totaled approximately $17.1 million.

    While the Company's ski resorts typically generate significant amounts of cash during the ski season, the Company had a working capital deficit of $33.1 million as of October 30, 1998 which will negatively affect liquidity during 1999.

    The Company generated cash from operating activities of $7.6 million for the year ended October 30, 1998 as compared to $1.6 million for the year ended October 31, 1997. This increase is due to the significantly improved operating results in the 1998 period and the inclusion of all resorts for the full period in 1998 (except for Loon Mountain which has been included in 1998 operations since February 26, 1998).

    Cash used in investing activities totaled $47.7 million and $152.7 million for the years ended October 30, 1998 and October 31, 1997, respectively. The results for the 1998 period reflect primarily capital expenditures and the Loon Mountain Acquisition, whereas the results for the 1997 period include $142.0 million of cash used for the acquisition of the Company's other ski resorts.

    Cash provided by financing activities totaled $40.3 million and $151.6 million for the years ended October 30, 1998 and October 31, 1997, respectively. The results for the 1998 period reflect net borrowings and receipt of additional capital contributions to fund the Loon Mountain Acquisition and certain planned capital expenditures. The results for the 1997 period reflect borrowings on long-term debt and capital contributions used to fund the 1997 ski resort acquisitions.

     The Company's capital expenditures for property and equipment for the year ended October 30, 1998 were approximately $18.0 million (including approximately $2.5 million of equipment acquired through capital leases and other debt). Management anticipates that capital expendentures for property and equipment for fiscal year 1999 and fiscal 2000 will be approximately $14 million in the aggregate, including approximately $4 million in resort maintenance capital for each year. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture and borrowings under the Senior Credit Facility. Commitments for future capital expenditures through 1999 totaled approximately $4.4 million at October 30, 1998.

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

    The Company currently has $133.5 million aggregate principal amount of Senior Notes outstanding, which will result in annual cash interest requirements of approximately $16.7 million. The Company expects that cash generated from operations, together with borrowing availability, will be adequate to fund the interest requirements on the Senior Notes and the Company's other cash operating and debt service requirements over the next twelve months. However, any decline in the Company's expected operating performance could have a material adverse effect on the Company's liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell assets or obtain additional financing. No assurance can be given of the Company's ability to do so or the terms of any such transaction. In addition, the Company would require additional financing for future acquisitions.

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

    The Company is currently performing an assessment of the necessary efforts to make its primary ticketing and sales system year 2000 compliant, and expects to complete this assessment by February 1999. The cost of necessary modifications to the ticketing and sales software will be expensed as incurred. Purchases of replacement hardware, if any, will be capitalized. The expected cost of necessary software modifications and hardware replacements is not currently known.

    The Company has commenced a program to ensure that significant vendors and service providers with which it does business are year 2000 compliant. In addition, the Company is conducting an assessment of its operating assets to determine whether there will be any significant financial impacts to ensure year 2000 compliance for such assets.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

    The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for such risks related to interest rate fluctuations. As of October 30, 1998, the Company has debt outstanding (including the Senior Credit Facility) with a carrying value of $156.3 million and an estimated fair value of $146.9 million.

    Fixed interest rate debt outstanding as of October 30, 1998, which excludes the Senior Credit Facility, was $139.1 million, carries an average interest rate of approximately 12%, and matures as follows:

                     1999        2000       2001       2002       2003    Thereafter     Total
                     ----        ----       ----       ----       ----    ----------     -----

Senior Notes      $        -  $        -  $       -  $       -  $      -  $133,500,000    $133,500,000
ASC Seller Note      150,000     200,000    250,000    300,000    350,000    1,150,000       2,400,000
Other debt         1,635,000     907,000    101,000     88,000     90,000      416,000       3,237,000
                  ------------------------------------------------------------------------------------
                  $1,785,000  $1,107,000  $ 351,000  $ 388,000  $ 440,000  $135,066,000   $139,137,000
                  ====================================================================================


    The amount of borrowings under the Senior Credit Facility as of October 30, 1998 was approximately $17.1 million. For purposes of calculating interest, borrowings under the Senior Credit Facility can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) a margin of between 0% and .5%, depending on the level of consolidated EBITDA of the Company and its subsidiaries (as determined pursuant to the Senior Credit Facility), plus (b) the higher of (i) the Agent's base rate or (ii) the federal funds rate plus .5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of between 2% and 3%, depending on the level of consolidated EBITDA. As of October 30, 1998 the borrowings outstanding bore interest at 8%, pursuant to the Base Rate Loans option.

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



                    Name                        Age                      Position
------------------------------------------     ----    ------------------------------------------

George N. Gillett, Jr.....................       60     Chairman of the Board of Directors; Chief
                                                        Executive Officer; Assistant Secretary;
                                                        Director of the Company and Parent

Christopher P. Ryman......................       44     Chief Operating Officer, President and
                                                        Assistant Secretary of the Company;
                                                        Director of Parent

Jeffrey J. Joyce..........................       37     Executive Vice President of Finance,
                                                        Assistant Secretary of the Company;
                                                        Director of Parent

Elizabeth J. Cole.........................       38     Executive Vice President, Chief Financial
                                                        Officer, Treasurer and Secretary of the
                                                        Company

Timothy M. Petrick........................       43     Executive Vice President, Branding and
                                                        Marketing of the Company; Director of
                                                        Parent

Timothy H. Beck...........................       48     Executive Vice President, Planning of the
                                                        Company

Brian J. Pope.............................       36     Vice President of Accounting and Finance,
                                                        Assistant Treasurer and Assistant
                                                        Secretary of the Company

Julianne Maurer...........................       42     Vice President of Marketing and Sales of
                                                        the Company

Mark St. J. Petrozzi......................       39     Vice President of Risk Management of the
                                                        Company
Laura B. Moriarty.........................       43     Vice President of Human Resources of the
                                                        Company
Alexander F. Gillett......................       26     Assistant Vice President and Assistant
                                                        Secretary of the Company
George N. Gillett, III....................       29     Assistant Vice President and Assistant
                                                        Secretary of the Company
Timothy Silva.............................       47     General Manager - Northstar
John A. Rice..............................       43     General Manager - Sierra
Brent G. Tregaskis........................       38     General Manager - Bear Mountain
Thomas H. Day.............................       44     General Manager - Waterville Valley
Ted M. Austin.............................       38     General Manager - Mt. Cranmore
Larry H. Williamson.......................       57     General Manager - Grand Targhee
Rick F. Kelley............................       44     General Manager - Loon Mountain

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

    Christopher P. Ryman. Mr. Ryman became Chief Operating Officer, President and Assistant Secretary of the Company in May 1998 and became a Director of Parent on September 15, 1998. Mr. Ryman was Chief Operating Officer and Senior Vice President of Vail Associates from 1995. Prior to that time, from 1992 to 1995, he was Senior Vice President of Mountain Operations at Vail Associates.

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

    Elizabeth J. Cole. Ms. Cole has held the positions of Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since May 1998. From May 1995 until May 1998, Ms. Cole worked at Vail Resorts with her most recent position there being that of Vice President, Business Development. Prior to this time, Ms. Cole was affiliated with Aurora Capital Partners. During her employment with Aurora Capital Partners, she served as the Chief Financial Officer of Petrowax PA, Inc., a manufacturer of petroleum waxes.

    Timothy M. Petrick. Mr. Petrick has held the position of Executive Vic President of the Company since May 1997. Prior to this time, he served as Vice President and General Manager of K2 North America since July 1992 and has been a Director of Parent since March 25, 1998.

    Timothy H. Beck. Mr. Beck has held the positions of Executive Vice President, Planning and President, Eastern Operations of the Company since July 1997. Prior to this time, he served as President of Sno-engineering, Inc. since January 1991.

    Brian J. Pope. Mr. Pope has held the position of Vice President of Accounting and Finance of the Company since August 1998. In December 1998, Mr. Pope was also named to the positions of Assistant Treasurer and Assistant Secretary of the Company. Prior to August 1998, he served as Senior Manager in the Assurance and Advisory Business Services unit of Ernst & Young LLP.

    Julianne Maurer. Ms. Maurer has held the position of Vice President of Marketing and Sales of the Company since December 1996. Prior to this time, she served as Director of Marketing of the Fibreboard Resort Group as well as Director of Marketing for Northstar.

    Mark St. J. Petrozzi. Mr. Petrozzi has held the position of Vice President of Risk Management of the Company since January 1998. Prior to this time, Mr. Petrozzi held various management positions with Willis Corroon.

    Laura B. Moriarty. Ms. Moriarty has held the position of Vice President of Human Resources of the Company since 1997. Prior to this time, Ms. Moriarty was the Training Development Director at Harvey's Resort Casino.

    Alexander F. Gillett. Mr. Gillett has held the positions of Assistant Vice President and Assistant Secretary since October 1996. Mr. Gillett is the son of George N. Gillett, Jr.

    George N. Gillett III. Mr. Gillett has held the positions of Assistant Vice President and Assistant Secretary since October 1996. Mr. Gillett is the son of George N. Gillett, Jr.

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

    Brent G. Tregaskis. Mr. Tregaskis became the General Manager of Bear Mountain in February 1998. Prior to this time, he served as Food and Beverage and Facilities Director of Jackson Hole Mountain Resort since July 1996. From 1985 until July 1996, he served in a variety of positions at Snow Summit Mountain Resort, including Profit Centers Manager and General Manager of the Food and Beverage Department.

    Thomas H. Day. Mr. Day has been the General Manager of Waterville Valley since May 1997. Prior to this time, he served as Mountain Manager of Waterville Valley since 1986.

    Ted M. Austin. Mr. Austin became the General Manager of Mt. Cranmore in September 1997. Prior to this time, he served as Director of Marketing at Sierra since August 1993.

    Larry H. Williamson. Mr. Williamson became the General Manager of Grand Targhee in March 1997. Mr. Williamson has held the position of General Manager of Grand Targhee Incorporated, the owner and operator of Grand Targhee, since March 1996. Prior to this time, he served as Director of Mountain Operations of Grand Targhee since 1989.

    Rick F. Kelley. Mr. Kelley became the General Manager of Loon Mountain in March 1998. Prior to this time, he served as Manager of Operations, Director of Mountain Operations, Director of Skiing Operations, Director of Technical Operations and Director of Maintenance Operations as well serving in a variety of other positions at Loon Mountain since 1978.

Directors

    All directors of Booth Creek and Parent hold office until the respective annual meeting of stockholders next following their election, or until their successors are elected and qualified. George N. Gillett, Jr. is the sole director of Booth Creek.  Pursuant to the  Stockholders  Agreement (as defined),
(i) in June 1997 Dean C. Kehler and Gregg L. Engles, as the designees of John Hancock Mutual Life Insurance Company ("John Hancock"), and Jeffrey J. Joyce, as a designee of Booth Creek Partners Limited II, L.L.L.P. (the "Gillett Family Partnership"), became members of Parent's Board of Directors and George N. Gillett, Jr., as a designee of the Gillett Family Partnership, was re-appointed as Chairman of the Board of Directors of Parent, (ii) in March 1998, Timothy M. Petrick, as a designee of the Gillett Family Partnership, became a member of Parent's Board of Directors and (iii) in September 1998, Sandeep Alva, as a designee of John Hancock, and Christopher P. Ryman, as a designee of the Gillett Family Partnership became members of the Board of Directors. See Part III,
Item 13. "Certain Relationships and Related Transactions - Stockholders Agreement." No directors of Booth Creek or Parent receives compensation for acting in such capacity.

     Since August 1985, Mr. Kehler has been a Managing Director of CIBC Oppenheimer Corp., an affiliate of CIBC WG Argosy Merchant Fund 2, L.L.C. (the "CIBC Merchant Fund"), and has investment responsibilities with respect to the CIBC Merchant Fund. See Part III, Item 13. "Certain Relationships and Related Transactions The Financing Transactions" and "- Stockholders Agreement." From February 1990 to August 1995, Mr. Kehler was a Managing Director of Argosy Group, L.P., an investment banking firm. Since March 1998, Mr. Alva has been the President of Hancock Mezzanine Investments LLC, a private investment fund established to provide subordinated debt and equity capital to middle market companies and an affiliate of John Hancock. Mr. Alva has been with John Hancock since 1985, except for 1990/91 when he was with Josephs, Littlejohn and Levy, and has previously served as a Senior Investment Officer. See Part III, Item 13. "Certain Relationships and Related Transactions" and - "Stockholders Agreement." Mr. Engles has served as the Chairman of the Board and Chief Executive Officer of Suiza Foods Corporation since October 1994. He has also served as the Chairman of the Board and Chief Executive Officer of Reddy Ice Corporation since May 1988, Chairman of the Board of Suiza Holdings, L.P. since December 1993, and Chairman of the Board of Velda Farms since April 1994.

Item 11. Executive Compensation

Compensation of Executive Officers

    The following table sets forth the compensation paid by Booth Creek to (i) its Chairman of the Board and Chief Executive Officer and (ii) each of the four most highly compensated individuals who served as executive officers of the Company during fiscal 1998 and 1997 and received salary and bonus in excess of $100,000 during such years (collectively, the "Named Executives"), for services rendered in all capacities to Booth Creek during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                                                 ------------------------------------
                                                                             Other         All
                                                                            Annual        Other
                                                    Salary      Bonus    Compensation Compensation
     Name and Principal Position         Year        ($)         ($)           ($)         ($)
--------------------------------------  ------   ----------    --------   ----------- -------------


George N. Gillett, Jr................    1998           -           -            -            -
                                         1997       3,333(2)        -            -            -
  Chairman of the Board, Chief
  Executive Officer and Director (1)

Timothy M. Petrick...................    1998     175,000      45,000            -        4,192(3)
  Executive Vice President               1997      87,950      30,625            -        1,837(4)


Timothy H. Beck......................    1998     143,268      45,000            -        4,040(5)
  Executive Vice President

Timothy Silva........................    1998     120,000      60,000            -        2,908(6)
  General Manager - Northstar            1997      92,551      17,500            -        2,941(7)

John A. Rice.........................    1998     110,000      55,000            -        5,048(8)
  General Manager - Sierra

Nanci N. Northway....................    1997     100,410       6,000            -        3,181 (9)
  Former Vice President, Treasurer,
  Chief Financial Officer and Secretary


(1) Mr. Gillett is the sole shareholder, sole director and Chief Executive Officer of Booth Creek, Inc., which, pursuant to the Management Agreement (as defined), provides the Company with management services in exchange for an annual management fee. See Part III, Item 13. "Certain Relationships and Related Transactions - Management Agreement with Booth Creek, Inc."

(2) Mr. Gillett was only compensated by the Company during January and February of 1997.


(3) Consists of a 401(k) matching contribution of $2,427 and term life insurance premiums of $1,765.

(4) Consists of term life insurance premiums.


(5) Consists of a 401(k) matching contribution of $2,275 and term life insuranc premiums of $1,765.

(6) Consists of a 401(k) matching contribution.

(7) Consists of a 401(k) matching contribution of $2,891 and term life insurance premiums of $50.

(8) Consists of a 401(k) matching contribution.


(9) Consists of a 401(k) matching contribution of $3,158 and term life insurance premiums of $23.

                        OPTIONS/SAR GRANTS IN FISCAL 1998

The following table sets forth certain information with respect to option grants made to the Named Executives for the fiscal year ended October 30, 1998.


                                                                                 Potential Realizable Value at
                        Number of     Percent of Total                              Assumed Annual Rates of
                        Securities      Options/SARs                              Stock Price Appreciation for
                        Underlying       Granted to   Exercise                          Option Term
                       Options/SARS     Employees in   Price       Expiration   --------------------------------
         Name             Granted       Fiscal Year    ($/Sh)         Date              5%           10%
        ------        --------------   ------------   -------      -----------       --------     ---------


Timothy H. Beck (1)           80             100%      $500      October 1, 2007     $341,800       $568,000

Timothy Silva (2)             10             100%      $500      October 1, 2007     $42,700        $71,000

John A. Rice (3)              10             100%      $500      October 1, 2007     $42,700        $71,000



(1) Represents option to purchase Class A Common Stock of Parent pursuant to that certain Stock Option Agreement by and between Parent and Mr. Beck. See Part III, Item 11. "Executive Compensation - Parent Stock Options."

(2) Represents option to purchase Class A Common Stock of Parent pursuant to that certain Stock Option Agreement by and between Parent and Mr. Silva. See
Part III, Item 11. "Executive Compensation - Parent Stock Options."

(3) Represents option to purchase Class A Common Stock of Parent pursuant to that certain Stock Option Agreement by and between Parent and Mr. Rice. See Part III, Item 11. "Executive Compensation - Parent Stock Options."


            AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1998 AND
                     1998 FISCAL YEAR-END OPTION/SAR VALUES



                                                              Number of Securities
                                                                    Underlying
                                                                    Unexercised            Value of Unexercised
                            Shares                                Options/SARS at               In-the-Money
                         Acquired on                             Fiscal Year-End,              Options/SARs at
                           Exercise          Value          Exercisable/Unexercisable         Fiscal Year-End,
         Name              (#)  (1)       Realized ($)                (#)                 Exercisable/Unexercisable
      ---------         -----------     ---------------  -----------------------------   ---------------------------

Timothy M. Petrick              -             -                       20/80                  $48,600/$194,400

Timothy H. Beck                 -             -                       16/64                  $38,900/$155,500

Timothy Silva                   -             -                        2/8                     $4,900/$19,400

John A. Rice                    -             -                        2/8                     $4,900/$19,400



(1) No options were exercised during the fiscal year ended October 30, 1998.

Parent Stock Options

    Parent has established the Booth Creek Ski Group, Inc. 1997 Stock Option Plan (the "BCG Option Plan"), pursuant to which options with respect to a maximum of 400 shares of Parent's Class A Common Stock may be granted. Options may be granted under the BCG Option Plan to executive officers and key employees of the Company at the discretion of the Board of Directors of Parent.

    Under the BCG Option Plan, Parent has entered into several stock option agreements (each, a "Stock Option Agreement" and collectively, the "Stock Option Agreements") pursuant to which certain executive officers of the Company (each a "Holder") have been granted options, subject to vesting, to purchase from Parent a specified number of shares of Parent's Class A Common Stock at an exercise price of $500 per share, subject to adjustment under certain circumstances. Each Holder's option vested with respect to 20% of the related shares on the date of grant, and will vest with respect to an additional 20% of the related shares on each of the second, third, fourth and fifth anniversaries of such date. Upon the occurrence of certain events resulting in the termination of such Holder's employment (for example, the Holder's death, disability or for reasons other than for "cause" (as defined in the Stock Option Agreement)) during a year in which vesting would have taken place, such vesting will occur on a monthly, pro rata basis. A Holder's option will become fully vested with respect to all of the related shares upon a "change of control" (as defined in the Stock Option Agreement) or if he terminates his employment within 45 days following certain occurrences relating to the continued control and ownership of Parent by George
N. Gillett, Jr. and his family. Upon the termination of the Holder's employment, all of his unvested options will be canceled and, depending on the reason for such termination, certain percentages of his vested options will be canceled. Following any termination of his employment, the Holder must, subject to certain exceptions, exercise his option to purchase shares within 120 days following such termination. In addition, the Holder generally may not exercise his option after 10 years from the date of grant.

    Pursuant to each Stock Option Agreement, if the Holder's employment is terminated other than for "cause," he will have the right to require Parent to purchase any shares of stock issued or issuable pursuant to his option at the fair market value of such shares, as described therein. In addition, Parent will have the right following the termination of the Holder's employment for "cause" or his resignation without "good reason" to purchase all shares of stock acquired by him pursuant to an exercise of his option at the fair market value of such shares, as described in the Stock Option Agreement. Any shares of stock issued pursuant to the options granted under the Stock Option Agreements will be subject to the Stockholders Agreement (as defined). See "Certain Transactions - Stockholders Agreement."

    To date, Parent has entered into a Stock Option Agreement with and has granted options to purchase shares of Parent's Class A Common Stock to each of Timothy M. Petrick, Timothy H. Beck, Timothy Silva and John A. Rice, with respect to 100, 80, 10 and 10 shares, respectively.

Employment and Other Agreements

    The Company is a party to an employment agreement with Timothy M. Petrick, Executive Vice President of the Company. Mr. Petrick's employment agreement commenced on May 5, 1997 and will expire on April 30, 2002, unless sooner terminated. Under such agreement, Mr. Petrick initially received a base salary of $175,000 per annum, subject to certain increases as Mr. Petrick and the Company may agree. Mr. Petrick will also be entitled to receive a bonus following an initial public offering by the Company and, beginning with the Company's fiscal year 1998, an annual incentive bonus of up to 50% of his base salary based upon the Company's attainment of certain targeted financial, business and personal goals. Under the terms of his employment agreement, Mr. Petrick is eligible to participate in the health, disability and retirement plans offered to other executives of the Company. In addition, pursuant to his agreement, the Company provides Mr. Petrick with a $1,000,000 term life insurance policy, reimburses him for all reasonable and necessary expenses incurred by him in the discharge of his duties and indemnifies him to the maximum extent permitted by Delaware law. In the event that Mr. Petrick is required to relocate his residence due to a relocation of the Company's executive offices (as described in his agreement), the Company shall reimburse Mr. Petrick for certain costs related to such relocation.

    Under the terms of his agreement, Mr. Petrick's employment may be terminated by the Company at any time, with or without cause, or upon his death or disability. In the event Mr. Petrick's employment agreement is terminated "without cause" or by Mr. Petrick for "good reason" (as described in his agreement), the Company will provide Mr. Petrick with salary continuation and continuation of health and disability insurance coverage for a period of 18 months or until Mr. Petrick is eligible for comparable benefits from another entity, whichever date is sooner. During the term of his employment and for a period of one year thereafter, Mr. Petrick will be subject to provisions prohibiting his competition with the Company, solicitation of certain of the Company's executives or diversion of the Company's customers. Mr. Petrick's employment agreement also contains provisions relating to non-disclosure of the Company's proprietary information.

    The Company is a party to an employment agreement with Timothy H. Beck, Executive Vice President, Planning of the Company. Mr. Beck's employment under such agreement commenced on July 1, 1997 and will expire on June 30, 2002, subject to automatic annual one-year extensions, unless sooner terminated. Under such agreement, Mr. Beck initially received a base salary of $137,500 per annum, subject to annual review and discretionary increase by the Company. Mr. Beck will also be entitled to receive a bonus following an initial public offering by the Company and, beginning with the Company's fiscal year 1998, an annual incentive bonus of up to 50% of his base salary based upon the Company's attainment of certain targeted financial, business and personal goals. Under the terms of his employment agreement, Mr. Beck is entitled to four weeks paid vacation per year and is eligible to participate in the health, disability, retirement, profit sharing, equity award and savings plans offered to other executives of the Company. In addition, pursuant to his agreement, the Company provides Mr. Beck with a $1,000,000 term life insurance policy, reimburses him for all reasonable and necessary expenses incurred by him in the discharge of his duties and indemnifies him to the maximum extent permitted by Delaware law. In the event that the Company requires Mr. Beck to relocate his residence to the community in which the Company's executive offices are located (as described in his agreement), the Company shall reimburse Mr. Beck for certain costs related to such relocation.

    Under the terms of his employment agreement, Mr. Beck's employment may be terminated by the Company at any time, with or without cause, or upon his death, disability or resignation. In the event Mr. Beck's employment is terminated
"without cause" or by Mr. Beck for "good reason" (as described in his agreement), the Company will provide Mr. Beck with salary continuation and continuation of health and disability insurance coverage for a period of 18 months or until such time as Mr. Beck is eligible for comparable benefits from another entity, whichever date is sooner. In the event Mr. Beck's employment is terminated "without cause" within six months of a "change of control" (as described in his agreement), the Company will provide Mr. Beck with salary continuation and continuation of health and disability insurance coverage until the earlier of (i) June 30, 2002 or (ii) the third anniversary of such termination, but at least for a period of 18 months. However, such salary continuation shall be reduced by any compensation received for services as an employee or independent contractor during such periods and such benefit continuation will cease at such time as Mr. Beck is eligible for comparable benefits from another entity. During the term of his employment and for a period of one year thereafter, Mr. Beck will be subject to provisions prohibiting his competition with the Company, solicitation of certain of the Company's executives or diversion of the Company's customers. Mr. Beck's employment agreement also contains provisions relating to non-disclosure of certain confidential information of the Company (as described in his agreement).

Compensation Committee Interlocks and Insider Participation

     The Company's compensation policies are determined and executive officer compensation decisions are made by the Board of Directors. Mr. George N. Gillett, Jr. has been the sole director of the Company since its formation in October 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The Company is a wholly-owned subsidiary of Parent. The following table sets forth information concerning the beneficial ownership of Parent's Common Stock (including Class A Common Stock and Class B Common Stock) as of October 30, 1998 by (i) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock of Parent, (ii) by each director of the Company and each Named Executive and (iii) all directors and executive officers of the Company as a group. Each share of Parent's Class B Common Stock is non-voting (except with respect to certain amendments to the certificate of incorporation and bylaws of Parent and as otherwise required by the General Corporation Law of the State of Delaware) and is convertible into one share of voting Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. All shares are owned with sole voting and investment power, unless otherwise indicated.




                                                         Parent's Class A     Parent's Class B
                                                           Common Stock         Common Stock
                                                        Beneficially Owned   Beneficially Owned
                                                       -------------------  ----------------------
                  Beneficial Owner                       Shares        %       Shares       %
               ---------------------                   ----------    ------   ---------   --------

Booth Creek Partners Limited II, L.L.L.P..........     4,763.4 (1)     34%       182.9 (2)    2%
6755 Granite Creek Road
Teton Village, Wyoming 83025

John Hancock Mutual Life Insurance Company........     6,192.9 (3)     44%     6,192.9 (3)   66%
John Hancock Place
200 Clarendon Street
Boston, Massachusetts 02117

CIBC WG Argosy Merchant Fund 2, L.L.C.............     2,664.3 (4)     19%     2,664.3 (4)   28%
425 Lexington Avenue, 3rd Floor
New York, New York 10017

George N. Gillett, Jr.............................     4,763.4 (5)     34%
  Chairman of the Board of the Company

Rose Gillett......................................     4,763.4 (5)     34%
6755 Granite Creek Road
Teton Village, Wyoming 83025

Jeffrey J. Joyce..................................       687.1 (6)      5%
  Executive Vice President, Finance of the Company

Hancock Mezzanine Partners L.P....................       391.4 (7)      3%       391.4 (7)    4%
John Hancock Place
200 Clarendon Street
Boston, Massachusetts 02117

Timothy M. Petrick................................          20 (8)       *
  Executive Vice President of the Company

Timothy H. Beck...................................          16 (9)       *
  Executive Vice President, Planning of the Company

Timothy Silva.....................................           2(10)       *
  General Manager - Northstar

John A. Rice......................................           2(11)       *
  General Manager - Sierra

Total Executive Officers and Directors as a Group.     4,803.4(12)     34%



*   Less than 1%.

(1) Comprised of 4,580.5 shares of Class A Common Stock of Parent and Warrants to purchase 182.9 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A
    Common Stock of Parent at any time, subject to applicable regulatory approvals. Each warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

(2) Represents Warrants to purchase 182.9 shares of Class B Common Stock of Parent.

(3) Comprised of 3,301 shares of Class B Common Stock of Parent and Warrants to purchase 2,891.9 shares of Class B Common Stock of Parent. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals.

(4) Comprised of 1,642.7 shares of Class B Common Stock of Parent and Warrants to purchase 1,021.6 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A

    Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

(5) Booth Creek Partners Limited II, L.L.L.P. owns directly 4,580.5 shares of Class A Common Stock of Parent and Warrants to purchase 182.9 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. George N. Gillett, Jr. is the managing general partner and Rose Gillett is a co-general partner of Booth Creek Partners Limited II, L.L.L.P. and each may be deemed to possess shared voting and/or investment power with respect to the interests held therein. Accordingly, the beneficial ownership of such interests may be attributed to George N. Gillett, Jr. and Rose Gillett. Rose Gillett is the wife of George N. Gillett, Jr.

(6) Represents shares of Class A Common Stock of Parent that Mr. Joyce has an option to purchase from Booth Creek Partners Limited II, L.L.L.P. (the "Option") pursuant to that certain Option Letter Agreement dated December 3, 1996 which was amended in connection with the Equity Financing. The Option is exercisable, in whole or in part, at any time on or prior to December 1, 2006 at an initial exercise price equal to $2,066.12 per share, which exercise price shall increase by $55.10 on each December 1. The shares subject to the Option and the per share exercise price are subject to adjustment under certain circumstances, and the obligation of Booth Creek Partners Limited II, L.L.L.P. to sell shares of Class A Common Stock of Parent upon exercise of the Option is subject to compliance with applicable securities laws.

(7) Comprised of 227.1 shares of Class B Common Stock of Parent and Warrants to purchase 164.3 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A
    Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

(8) Represents shares of Class A Common Stock of Parent that Mr. Petrick has an option to purchase from Parent pursuant to that certain Stock Option Agreement, by and between Parent and Mr. Petrick. See Part III, Item 11. "Executive Compensation - Parent Stock Options."

(9) Represents shares of Class A Common Stock of Parent that Mr. Beck has an option to purchase from Parent pursuant to that certain Stock Option Agreement, by and between Parent and Mr. Beck. See Part III, Item 11. "Executive Compensation - Parent Stock Options."

(10)Represents shares of Class A Common Stock of Parent that Mr. Silva has an option to purchase from Parent pursuant to that certain Stock Option Agreement, by and between Parent and Mr. Silva. See Part III, Item 11. "Executive Compensation - Parent Stock Options."

(11)Represents shares of Class A Common Stock of Parent that Mr. Rice has an option to purchase from Parent pursuant to that certain Stock Option Agreement, by and between Parent and Mr. Rice. See Part III, Item 11. "Executive Compensation - Parent Stock Options."

(12)Represents (i) 4,580.5 shares of Class A Common Stock of Parent and Warrants to purchase 182.9 shares of Class B Common Stock of Parent owned by Booth Creek Partners Limited II, L.L.L.P., of which George N. Gillett, Jr. may be deemed to be the beneficial owner. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share, (ii) 20 shares of Class A Common Stock of Parent that Timothy M. Petrick has an option to purchase from Parent pursuant to the option described in note (8) above, (iii) 16 shares of Class A Common Stock of Parent that Timothy H. Beck has an option to purchase from Parent pursuant to the option described in note (9) above, (iv) 2 shares of Class A Common Stock of Parent that Timothy Silva has an option to purchase from Parent pursuant to the option described in note (10) above and (v) 2 shares of Class A Common Stock of Parent that John A. Rice has an option to purchase from Parent pursuant to the option described in note (11) above. Jeffrey J. Joyce may be deemed to be the beneficial owner of 687.1 of the shares owned by Booth Creek Partners Limited II, L.L.L.P. pursuant to the Option described in note (6) above.

Item 13. Certain Relationships and Related Transactions

The Financing Transactions

    Since its formation in October 1996, the Company has engaged in a series of related transactions for the purpose of raising capital to finance the acquisitions of its resorts. As part of these transactions, (i) in November and December 1996, the Gillett Family Partnership contributed an aggregate of $7.5 million to Parent in exchange for 3,630 shares of Class A Common Stock of Parent; (ii) on November 27, 1996, Parent entered into a Securities Purchase Agreement as amended and restated on February 26, 1998 and further amended on September 14, 1998 (the "Hancock Securities Purchase Agreement") with John Hancock pursuant to which John Hancock purchased for an aggregate consideration of $42.5 million (a) 2,558 shares of Parent's Class B Common Stock (the "Hancock Purchased Common Shares"), (b) warrants (the "Hancock Warrants") to purchase an additional 2,500 shares of Parent's Class B Common Stock (the "Hancock Underlying Shares") and (c) $35.0 million aggregate principal amount of Parent's notes, including the Hancock Option Notes (the "Hancock Parent Financing Debt");
(iii) on November 27, 1996, Parent entered into a Securities Purchase Agreement (the "CIBC Merchant Fund Securities Purchase Agreement" and, together with the Hancock Securities Purchase Agreement, the "Securities Purchase Agreements") with the CIBC Merchant Fund pursuant to which the CIBC Merchant Fund purchased for an aggregate consideration of $6.5 million (a) 512 shares of Parent's Class B Common Stock (the "CIBC Merchant Fund Purchased Common Shares" and, together with the Hancock Purchased Common Shares, the "Purchased Common Shares"), (b) warrants (the "CIBC Merchant Fund Warrants" and, together with the Hancock Warrants, the "Warrants") to purchase an additional 400 shares of Parent's Class B Common Stock (the "CIBC Merchant Fund Underlying Shares" and, together with the Hancock Underlying Shares, the "Underlying Shares") and (c) $5.0 million aggregate principal amount of Parent's notes as amended and restated on February 26, 1998 and further amended on September 14, 1998 (the "CIBC Merchant Fund Parent Financing Debt"); and (iv) in December 1996, using the proceeds of the foregoing, Parent made an equity contribution of $40.0 million and a loan of $10.0 million to the Company, which was used to consummate the acquisitions of certain of the Company's resorts (the foregoing transactions are collectively referred to herein as the "Financing Transactions"). The loan from Parent to the Company had terms identical to the Hancock Option Notes and was repaid in connection with the consummation of the Company's offering of $110 million of its 12.5% Senior Notes in March 1997 (the "Note Offering").

    In connection with the consummation of the Note Offering, the Hancock Option Notes were exchanged for notes of the Company with substantially identical terms and repaid with a portion of the proceeds of the Note Offering. The remaining portion of the Hancock Parent Financing Debt and the CIBC Merchant Fund Parent Financing Debt (collectively, the "Parent Financing Debt") matures on November 27, 2008 and bears interest at 12% per annum, if paid in cash, or 14% per annum, if paid in kind, payable semi-annually on each May 27 and November 27. In connection with the consummation of the Equity Financing, (i) the Gillett Family Partnership contributed an aggregate of $1.1 million to Parent in exchange for 536 shares of Class A Common Stock of Parent; (ii) John Hancock purchased for an aggregate consideration of $4.8 million (a) a senior note which has been converted into 378 shares of Parent's Class B Common Stock, (b) warrants to purchase an additional 295 shares of Parent's Class B Common Stock and (c) $3.7 million aggregate principal amount of Parent's notes (the "1998 Hancock Parent Financing Debt") and (iii) the CIBC Merchant Fund purchased for an aggregate consideration of $4.6 million (a) 361 shares of Parent's Class B Common Stock,
(b) warrants to purchase an additional 282 shares of Parent's Class B Common Stock and (c) $3.5 million aggregate principal amount of Parent's notes (the "1998 CIBC Parent Financing Debt").

    The Securities Purchase Agreements were each amended pursuant to a Securities Purchase and Amendment Agreement dated as of September 14, 1998 by and among Parent and the Gillett Family Partnership, John Hancock, CIBC Merchant Fund and Hancock Mezzanine Partners L.P. (an affiliate of John Hancock) whereby:
(i) the Gillett Family Partnership contributed an aggregate of $3,500,000 to Parent in exchange for 414.5 shares of the Class A Common Stock of Parent, warrants to purchase an additional 182.9 shares of Class B Common stock of Parent and $2.3 million aggregate principal amount of Parent's notes, (ii) John Hancock contributed an aggregate of $4,789,898 to Parent in exchange for 554 shares of the Class B Common Stock of Parent, warrants to purchase an additional
244.4 shares of Class B Common Stock of Parent, and $3.1 million aggregate principal amount of Parent's notes, (iii) Hancock Mezzanine Partners L.P. contributed an aggregate of $210,102 to Parent in exchange for 38.1 shares of the Class B Common Stock of Parent, warrants to purchase an additional 16.8 shares of Class B Common Stock of Parent, and $210,102 aggregate principal amount of Parent's notes; and (iv) the CIBC Merchant Fund contributed an aggregate of $6,500,000 to Parent in exchange for 769.7 shares of the Class B

Common Stock of Parent, warrants to purchase an additional 339.6 shares of Class B Common Stock of Parent, and $4.2 million aggregate principal amount of Parent's notes. On August 11, 1998, John Hancock transferred ownership of 189 shares of Class B Common Stock of Parent and warrants to purchase an additional
147.5 shares of Class B Common Stock of Parent to Hancock Mezzanine Partners L.P., collectively (the "Additional Parent Financing Debt").

     The Securities Purchase Agreements, which govern the Parent Financing Debt and the Additonal Parent Financing Debt, contain financial covenants relating to the maintenance of ratios of (a) consolidated total debt to consolidated cash flow, (b) consolidated cash flow to consolidated fixed charges and (c) consolidated cash flow to consolidated interest charges. The Securities Purchase Agreements also contain restrictive covenants pertaining to the management and operation of Parent and its subsidiaries, including the Company. The covenants include, among others, significant limitations on discounts or sales of receivables, funded debt and current debt, dividends and other stock payments, redemption, retirement, purchase or acquisition of equity interests in Parent and its subsidiaries, transactions with affiliates, investments, liens, issuances of stock, asset sales, acquisitions, mergers, fundamental corporate changes, tax consolidation, modifications of certain documents and leases. The Securities Purchase Agreements further required that all of the issued and outstanding common stock of Booth Creek be pledged upon consummation of the Note Offering to secure the Parent Financing Debt and provide that Parent shall cause Booth Creek to pay cash dividends to Parent in the maximum amount permitted by law, subject to restrictions contained in the Company's debt agreements, in order to satisfy Parent's interest payment obligations under the Parent Financing Debt and the Additional Parent Financing Debt.

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

Stockholders Agreement

    In connection with the consummation of the Financing Transactions, Parent, the Gillett Family Partnership, John Hancock and the CIBC Merchant Fund entered into a Stockholders Agreement dated November 27, 1996, and which was amended and restated of February 26, 1998 and further amended on August 5, 1998 (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, the Board of Directors of Parent shall consist of seven directors, four of whom shall be designated by the Gillett Family Partnership and three of whom (the "Unaffiliated Directors") shall be designated by John Hancock. No transaction between Parent or any of its subsidiaries, including the Company, and George N. Gillett, Jr. or any of his affiliates may be approved by the Board of Directors of Parent unless such transaction is approved by all of the Unaffiliated Directors. Moreover, without the consent of John Hancock and the CIBC Merchant Fund (or their respective transferees) (collectively, the "Institutional Investors"), neither Parent nor any subsidiary of Parent, including the Company, may issue any equity securities except, in the case of Parent, for certain enumerated permitted issuances and, in the case of any subsidiary of Parent, issuances to Parent or to any wholly-owned subsidiary of Parent. With respect to issuance of equity securities of Parent requiring the approval of the
Institutional Investors, the Institutional Investors also are entitled to certain preemptive rights. In addition, the Stockholders Agreement provides that neither Parent nor any of its subsidiaries, including the Company, may acquire any assets or business from any other person (other than inventory and equipment in the ordinary course of business) without the consent of the Required Institutional Investors (as defined in the Stockholders Agreement).

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

     Pursuant to the Stockholders Agreement, (i) in June 1997 Dean C. Kehler and Gregg L. Engles, as the designees of John Hancock, and Jeffrey J. Joyce, as a designee of the Gillett Family Partnership, became members of Parent's Board of Directors and George N. Gillett, Jr., as a designee of the Gillett Family Partnership, was re-appointed as Chairman of the Board of Directors of Parent;
(ii) in March 1998, Timothy M. Petrick, as a designee of the Gillett Family Partnership, became a member of Parent's Board of Directors and (iii) in September 1998, Sandeep Alva, as a designee of John Hancock, and Christopher P. Ryman, as a designee of the Gillett Family Partnership became members of the Board of Directors. George N. Gillett, Jr., Chairman and Chief Executive Officer of the Company, is the managing general partner of the Gillett Family
Partnership. See Part III, Item 10. "Directors and Executive Officers of the Registrant - Directors."

Initial Offering

     CIBC Oppenheimer Corp. was the Initial Purchaser in the Initial Offering and in the Note Offering and received customary compensation in such capacity. In addition, CIBC Oppenheimer Corp. acted as a financial advisor to the Company with respect to the Consent Solicitation in conjunction with the Loon Mountain acquisition. In connection therewith, the Company reimbursed CIBC Oppenheimer Corp. for its out-of-pocket expenses and provided customary indemnification.

    The Initial Purchaser is an affiliate of Canadian Imperial Bank of Commerce, which was the lender under the Bridge Notes, and is an affiliate of the CIBC Merchant Fund, which owns 1,642.7 shares, and Warrants to acquire an additional 1,021.6 shares, of Class B Common Stock of Parent and $12.8 million aggregate principal amount of notes issued by Parent. Dean C. Kehler, who has been a Managing Director of the Initial Purchaser since August 1995 and has investment responsibilities with respect to the CIBC Merchant Fund, serves on Parent's Board of Directors.

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

    Certain obligations of Booth Creek to make payments under the Management Agreement are subject to the provisions of the following securities purchase agreements that have been entered into by Parent (a) an agreement entered into with John Hancock dated November 27, 1996 as amended and restated on February 26, 1998 and further amended on September 14, 1998, and (ii) an agreement entered into with CIBC Merchant Fund dated November 27, 1996 as amended and restated on February 26, 1998 and further amended on September 14, 1998 (collectively, referred to herein as the "Securities Purchase Agreements"). Booth Creek may make payments under the Management Agreement so long as (i) both at the time of making such payments and after giving effect thereto, no default or event of default shall have occurred and be continuing under the Securities Purchase Agreements and (ii) the aggregate amount of such management fees paid during any fiscal year of the Parent shall not exceed the lesser of (1) $750,000 and (2) the sum of (x) $350,000 plus (y) 2.5% of Consolidating EBITDA in excess of $25,000,000 for the then most recently completed fiscal year of Parent. Management fees that are not permitted to be paid due to the creation of a default or event of default under the Securities Purchase Agreements will accrue without interest and may be paid at such time as no default or event of default shall exist.

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

       3.  List of Exhibits:

+2.1 Agreement and Plan of Merger dated as of September 18, 1997 by and among Booth Creek Ski Group, Inc., LMRC Acquisition Corp. and Loon Mountain Recreation Corporation.

+2.2 First Amendment to Merger Agreement,  dated December 22, 1997, by and among
     Booth Creek Ski Group, Inc., LMRC Acquisition Corp. and Loon Mountain Recreation Corporation.

++++2.3 Agreement of Merger dated as of August 28, 1998 by and among Booth Creek
     Ski Holdings, Inc., Booth Creek Ski Acquisition, Inc. and Seven Springs Farm, Inc.

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

*3.7 Certificate of Incorporation of Bear Mountain, Inc.

*3.8   Bylaws of Bear Mountain, Inc.

*3.9   Certificate of Incorporation of Booth Creek Ski Acquisition Corp.

*3.10   Bylaws of Booth Creek Ski Acquisition Corp.

*3.11Amended and Restated  Certificate of Incorporation of Waterville Valley Ski
     Resort, Inc.

*3.12 Bylaws of Waterville Valley Ski Resort, Inc.

*3.13Amended and Restated  Certificate  of  Incorporation  of Mount Cranmore Ski
     Resort, Inc.

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

*3.20   Bylaws of B-V Corporation.

*3.21   Certificate of Incorporation of Targhee Company.

*3.22   Bylaws of Targhee Company.

*3.23   Certificate of Incorporation of Targhee Ski Corp.

*3.24   Bylaws of Targhee Ski Corp.

****3.25   Articles of Incorporation of LMRC Holding Corp.

****3.26 Amended and Restated Articles of Incorporation of Loon Mountain Recreation Corporation.

****3.27   Amended and Restated Bylaws of Loon Mountain Recreation Corporation.

****3.28   Amended and Restated Articles of Incorporation of Loon Realty Corp.

****3.29   Amended and Restated Bylaws of Loon Realty Corp.

****3.30   Bylaws of LMRC Holding Corp.

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

+4.3 Supplemental Indenture No. 2 to Indenture dated as of February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts, Inc, Grand Targhee Incorporated, B-V Corporation, Targhee Company and Targhee Ski Corp, as Subsidiary Guarantors, and Marine Midland Bank, as Trustee.

+4.4 Supplemental Indenture No. 3 to Indenture dated as of February 26, 1998, by and among Booth Creek Ski Holdings, Inc., as Issuer, LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp., as Subsidiary Guarantors, and Marine Midland Bank, as Trustee.

+++++ 4.5 Supplemental Indenture No. 4 to Indenture dated as of October 8, 1998 by and between Booth Creek Ski Holdings, Inc., as Issuer, Booth Creek Ski Acquistion, Inc. and Marine Midland Bank, as Trustee.

+4.6 Registration Rights Agreement, dated as of February 26, 1998 by and among the Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts, Inc, Grand Targhee Incorporated, B-V Corporation, Targhee Company, Targhee Ski Corp, LMRC Holding Corp, Loon Mountain Recreation Corporation and Loon Realty Corp., as Subsidiary Guarantors and CIBC Oppenheimer Corp.

+4.7 Securities Purchase Agreement, dated as of February 23, 1998, by and among the Booth Creek Ski Holdings, Inc., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, B-V Corporation, Targhee Company, Targhee Ski Corp., LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp and CIBC Oppenheimer Corp.

+++++4.8  Amended  and  Restated  Securities  Purchase  Agreement,  dated  as of
     September 14, 1998, among Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc., the Subsidiary Guarantors as defined therein and each of John Hancock Mutual Life Insurance Company, CIBC WG Argosy Merchant Fund 2, L.L.C. and Hancock Mezzanine Partners L.P.

++5.1   Opinion of Winston & Strawn.

+++++10.1  Amended  and  Restated  Credit  Agreement  dated as of October
     30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and BankBoston, N.A.

*10.2Purchase and Sale Agreement dated as of August 30, 1996 by and between Waterville Valley Ski Area, Ltd., Cranmore, Inc., American Skiing Company and Booth Creek Ski Acquisition Corp.

*10.3Subordinated  Promissory Note dated November 27, 1996 issued by Booth Creek
     Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc. to American Skiing Company.

*10.4Stock Purchase and Indemnification Agreement dated as of November 26, 1996 among Booth Creek Ski Holdings, Inc., Fibreboard Corporation, Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc.

*10.5Escrow   Agreement   dated  December  3,  1996  by  and  among   Fibreboard
     Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

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

*10.10 Management  Agreement  dated as of November 27, 1996 by and between Booth
     Creek Ski Holdings, Inc. and Booth Creek, Inc.

*10.11Ski Area Term Special Use Permit No.  4002/01 issued by the United States
     Forest Service to Waterville Valley Ski Resort, Inc.

*10.12 Ski Area Term Special Use Permit No.  5123/01 issued by the United States
     Forest Service to Bear Mountain, Inc.

*10.13 Ski Area Term Special Use Permit No.  4186/01 issued by the United States
     Forest Service to Sierra-at-Tahoe, Inc.

*10.14 Ski Area Term Special Use Permit No.  4033/01 issued by the United States
     Forest Service to Grand Targhee Incorporated.

*10.15 Ski Area Term Special Use Permit No.  4127/09 issued by the United States
     Forest Service to Ski Lifts, Inc.

*10.16 Annual  Special  Use Permit Nos.  4127/19 & 4127/19  issued by the United
     States Forest Service to Ski Lifts, Inc.

++10.17 Ski Area Term Special Use Permit No. 4031/01 issued by the United States
     Forest Service to Loon Mountain Recreation Corporation.

++10.18  Amendment  Number 2 for  Special  Use Permit No.  4008/1  issued by the
     United States Forest Service to Loon Mountain Recreation Corporation.

++10.19  Amendment  Number 5 for  Special  Use Permit No.  4008/1  issued by the
     United States Forest Service to Loon Mountain Recreation Corporation.

****10.20  Employment  Agreement  dated as of July 1, 1997, by and between Booth
     Creek Ski Holdings, Inc. and Timothy H. Beck.

***10.21 Employment  Agreement  dated May 5, 1997 by and between Booth Creek Ski
     Holdings, Inc. and Timothy M. Petrick.

***10.22 Stock Option  Agreement dated as of October 1, 1997 between Booth Creek
     Ski Group, Inc. and Timothy M. Petrick.

+++10.23 Stock Option  Agreement by and between Booth Creek Ski Group,  Inc. and
     Timothy Silva.

+++++10.24 Stock Option Agreement by and between Booth Creek Ski Group, Inc. and
     Timothy H. Beck.

+++++10.25 Stock Option Agreement by and between Booth Creek Ski Group, Inc. and
     John A. Rice.

+++++ 21.1 Subsidiaries of the Registrant.

27.1 Financial Data Schedule.



* Filed with Registration Statement No. 333-26091 and incorporated herein by reference.

** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended August 1, 1997 and incorporated herein by reference.

*** Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1997 and incorporated herein by reference.

**** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 30, 1998 and incorporated herein by reference.

+ Filed with the Company's Current Report on Form 8-K dated February 26, 1998 and incorporated herein by reference.

++ Filed with Registration Statement No. 333-48619 and incorporated herein by reference.

+++ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 1, 1998 and incorporated herein by reference.

++++ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended July 31, 1998 and incorporated herein by reference.

+++++ Filed herewith as an Exhibit to this Form 10-K.

(b)   Reports on Form 8-K:
        None

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

                         BOOTH CREEK SKI HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K
                          INDEX OF FINANCIAL STATEMENTS


                                                                                                                  Page
                                                                                          Page

Booth Creek Ski Holdings, Inc.
Financial Statements - October 30, 1998 and October 31, 1997
Report of Independent Auditors.......................................................      F-2
Consolidated Balance Sheets..........................................................      F-3
Consolidated Statements of Operations................................................      F-4
Consolidated Statements of Shareholder's Equity......................................      F-5
Consolidated Statements of Cash Flows................................................      F-6
Notes to Consolidated Financial Statements...........................................      F-7

The Resort Group of Fibreboard Corporation
Combined Financial Statements - December 2, 1996
Report of Independent Auditors.......................................................     F-21
Combined Balance Sheet...............................................................     F-22
Combined Statement of Operations.....................................................     F-23
Combined Statement of Cash Flows.....................................................     F-24
Notes to Combined Financial Statements...............................................     F-25

Combined  Financial   Statements  -  October  31,  1996  and  October  31,  1995
  (unaudited) and December 31, 1995 and 1994
Report of Independent Public Accountants.............................................     F-30
Combined Balance Sheets..............................................................     F-31
Combined Statements of Operations....................................................     F-32
Combined Statements of Cash Flows....................................................     F-33
Notes to Financial Statements........................................................     F-34


                         REPORT OF INDEPENDENT AUDITORS


Booth Creek Ski Holdings, Inc.

    We have audited the accompanying consolidated balance sheets of Booth Creek Ski Holdings, Inc. as of October 30, 1998 and October 31, 1997, and the related consolidated statements of operations, shareholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booth Creek Ski Holdings, Inc. at October 30, 1998 and October 31, 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                          ERNST & YOUNG LLP



Sacramento, California
December 18, 1998, except for
  the first paragraph of
  Note 5 for which the date is
  January 28, 1999

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                             October 30,     October 31,
                                                                1998            1997
                                                            ------------     -----------
                          ASSETS

Assets
Current assets:
  Cash .................................................     $       625       $     462
  Accounts receivable, net of allowance of $54 and
    $35, respectively...................................           1,573           1,528
  Inventories...........................................           4,370           3,059
  Prepaid expenses and other current assets.............           1,377           1,396
                                                            -------------     ----------

Total current assets....................................           7,945           6,445


Property and equipment, net.............................         156,469         123,639


Deferred financing costs, net of accumulated amortization
  of $1,985 and $782, respectively......................           6,649           6,229

Timber rights and other assets..........................           7,428           7,402

Goodwill, net of accumulated amortization of $4,190 and
  $1,953, respectively..................................          29,900          31,851
                                                             ------------      ---------

Total assets............................................     $   218,546       $ 186,416
                                                             ============      =========


           LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:

  Senior credit facility................................     $    17,143     $    15,000

  Current portion of long-term debt.....................           1,785             947

  Accounts payable and accrued liabilities..............          22,110          17,132
                                                             -----------     -----------

Total current liabilities...............................          41,038          33,079

Long-term debt..........................................         137,352         120,380

Other long-term liabilities.............................             145             196

Commitments and contingencies


Preferred stock of subsidiary;  28,000 shares  authorized,
 21,000 shares issued and outstanding at October 30, 1998
 (25,000  shares at October 31,  1997); liquidation
 preference and redemption value of $2,634 at
 October 30, 1998......................................           2,634           3,354

Shareholder's equity:

  Common stock, $.01 par value; 1,000 shares authorized,
    issued and outstanding..............................               -               -

  Additional paid-in capital............................          72,000          46,500

  Accumulated deficit...................................         (34,623)        (17,093)
                                                             ------------     -----------
Total shareholder's equity..............................          37,377          29,407
                                                             ------------     -----------
Total liabilities and shareholder's equity..............     $   218,546      $  186,416
                                                             ============     ===========

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                    Year Ended
                                                          ----------------------------
                                                           October 30,     October 31,
                                                              1998         1997
                                                          -------------   ------------
Revenue:

  Resort operations....................................     $    97,248     $   68,136
  Real estate and other................................           7,608          3,671
                                                            ------------    ----------
  Total revenue..........................................       104,856         71,807


Operating expenses:
  Cost of sales - resort operations....................          61,325         44,624
  Cost of sales - real estate and other................           4,671          2,799
  Depreciation and depletion...........................          15,515          9,728
  Amortization of goodwill.............................           2,237          1,953
  Selling, general and administrative expense..........          19,645         13,719
                                                            -----------      ---------
Total operating expenses...............................         103,393         72,823
                                                            -----------      ---------

Operating income (loss)................................          1,463          (1,016)


Other income (expense):
  Interest expense.....................................         (17,510)       (13,269)
  Amortization of deferred financing costs.............          (1,203)        (1,809)
  Other income (expense)...............................             (20)           166
                                                            ------------      ---------
  Other income (expense), net..........................         (18,733)       (14,912)
                                                            ------------      ---------

Loss before income taxes, minority interest and
  extraordinary item...................................         (17,270)       (15,928)
                                                            ------------      ---------
Income tax benefit.....................................               -          1,728
                                                            ------------      ---------
Loss before minority interest and extraordinary item...         (17,270)       (14,200)

Minority interest......................................            (260)          (229)
                                                            ------------     ----------
Loss before extraordinary item.........................         (17,530)       (14,429)

Extraordinary loss on early retirement of debt.........               -         (2,664)
                                                            ------------     ----------

Net loss...............................................     $   (17,530)     $ (17,093)
                                                            ============     ==========

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                YEARS ENDED OCTOBER 30, 1998 AND OCTOBER 31, 1997
                          (In thousands, except shares)


                                                                             Note
                                    Common Stock                          Additional    Receivable
                                   -----------------        Paid-in          from      Accumulated
                                   Shares     Amount        Capital      Shareholder     Deficit        Total
                                   -------   -------      ------------  -------------  ----------     ---------

Initial capitalization and
  balance at October 31, 1996..     1,000    $    -        $       2        $     (2)   $       -      $      -

Payment received on shareholder
 note receivable...............         -         -                -               2            -             2

Capital contributions..........         -         -           46,498               -            -        46,498

Net loss.......................         -         -                -               -      (17,093)      (17,093)
                                    -------   ------       ----------     ------------   -----------      -------
Balance at October 31, 1997....     1,000         -           46,500               -      (17,093)       29,407


Capital contributions..........         -         -           25,500               -            -        25,500

Net loss.......................         -         -                -               -      (17,530)      (17,530)
                                   -------   ------       ----------     ------------   ----------    ----------
Balance at October 30, 1998....     1,000    $    -       $   72,000        $      -    $ (34,623)    $  37,377
                                  ========  =======       ==========     =============  ==========    ==========

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Year Ended
                                                             ---------------------------
                                                              October 30,    October 31,
                                                                 1998           1997
                                                            ------------  --------------
 Cash flows from operating activities:
Net loss..............................................      $   (17,530)   $ (17,093)

Adjustment to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and depletion........................           15,515        9,728
    Amortization of goodwill..........................            2,237        1,953
    Noncash cost of real estate sales.................            3,721        2,237
    Amortization of deferred financing costs..........            1,203        1,809
    Deferred income tax benefit.......................                -       (1,548)
    Minority interest.................................              260          229
    Extraordinary loss on early retirement of debt....                -        2,664
    Changes in operating assets and liabilities, net of
      acquisitions:
      Accounts receivable.............................              279         (914)
      Inventories.....................................             (785)       1,115
      Prepaid expenses and other current assets.......              103          303
      Accounts payable and accrued liabilities........            2,707        1,003
      Other long-term liabilities.....................             (151)          66
                                                            ------------    ---------
Net cash provided by operating activities.............            7,559        1,552

Cash flows from investing activities:

Acquisition of ski resorts, net of cash acquired......          (30,211)    (142,028)

Capital expenditures for property and equipment.......          (15,500)      (9,459)

Capital expenditures for real estate held for
  development and sale................................           (1,717)         (72)

Other assets..........................................             (290)      (1,126)
                                                            ------------    ---------
Net cash used in investing activities.................          (47,718)    (152,685)

Cash flows from financing activities:

Net borrowings under senior credit facility...........            2,143       15,000

Proceeds of long-term debt............................           17,500      216,000

Principal payments of long-term debt..................           (2,218)    (114,827)

Deferred financing costs..............................           (1,623)     (10,703)

Purchase of preferred stock of subsidiary and payment
  of dividends........................................             (980)        (375)

Payment received on shareholder note receivable.......                -            2

Capital contributions.................................           25,500       46,498
                                                            ------------    ---------
Net cash provided by financing activities.............           40,322      151,595
                                                            ------------    ---------
Increase in cash......................................              163          462

Cash at beginning of year.............................              462            -
                                                            ------------   ----------
Cash at end of year...................................      $       625    $     462
                                                            ============   ==========

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 30, 1998


1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

    Booth Creek Ski Holdings, Inc. ("Booth Creek") was organized on October 8, 1996 in the State of Delaware for the purpose of acquiring and operating various ski resorts, including Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe ("Sierra"), Bear Mountain, Waterville Valley, Mt. Cranmore, the Summit at Snoqualmie Pass (the "Summit"), Grand Targhee and Loon Mountain as described more fully in Note 2.

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

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

Reporting Periods

     The Company's reporting periods end on the Friday closest to the end of each month. Fiscal 1998 and 1997 were both 52 week years.

Business and Principal Markets

    Northstar is a year-round destination resort including ski and golf facilities. Sierra is a day ski area. Both Northstar and Sierra are located near Lake Tahoe, California. Bear Mountain is a day ski area located approximately two hours from Los Angeles, California. Waterville Valley, a destination resort, and Mt. Cranmore, a day ski area, are located in New Hampshire. Loon Mountain is a day ski area with other outdoor recreational activities located in Lincoln, New Hampshire. The Summit is located in Northwest Washington and is a day ski area. Grand Targhee is a destination ski resort located in Wyoming.

    Operations are highly seasonal at all locations with the majority of revenues realized during the ski season from late November through early April. The length of the ski season and the profitability of operations are significantly impacted by weather conditions. Although Northstar, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore have snowmaking capacity to mitigate some of the effects of adverse weather conditions, abnormally warm weather or lack of adequate snowfall can materially affect revenues. Sierra, the Summit and Grand Targhee lack significant snowmaking capability but generally benefit from higher annual snowfall.

    Other operational risks and uncertainties that face the Company include competitive pressures affecting the number of skier visits and ticket prices; the success of marketing efforts to maintain and increase skier visits; the possibility of equipment failure; and continued access to water supplies for snowmaking.

Cash

    Included in cash at October 30, 1998 and October 31, 1997 is restricted cash of $533,000 and $344,000, respectively, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

                         BOOTH CREEK SKI HOLDINGS, INC.

     1.   Organization,   Basis  of  Presentation  and  Summary  of  Significant
Accounting Policies - (Continued)

Inventories

    Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                                    October 30,   October 31,
                                                         1998        1997
                                                   ------------    ----------
                                                           (In thousands)


        Retail products........................... $   3,199       $   2,560
        Supplies..................................       916             314
        Food and beverage.........................       255             185
                                                   -----------     ----------
                                                   $   4,370       $   3,059
                                                   ===========     ==========

Property and Equipment

    Property and equipment are stated at cost. Depreciation is provided on the straight-line method based upon the estimated service lives, which are as follows:

        Land improvements........................................      20 years
        Buildings and improvements...............................      20 years
        Lift equipment...........................................      15 years
        Other machinery and equipment............................ 3 to 15 years

Amortization of assets recorded under capital leases is included in depreciation expense.

Real Estate Activities

    The Company capitalizes as real estate held for development and sale the original acquisition cost (or appraised value in connection with purchase business combinations), direct construction and development costs, and other related costs. Property taxes, insurance and interest incurred on costs related to real estate under development are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. Land costs and other common costs incurred prior to construction are allocated to each land parcel benefited. Construction related costs are allocated to individual units in each development phase using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects for the year ended October 30, 1998 was $162,000 (none for the year ended October 31, 1997).

    Sales and profits on real estate sales are recognized using the full accrual method at the point that the Company's receivables from land sales are deemed collectible and the Company has no significant remaining obligations for construction or development, which typically occurs upon transfer of title. If such conditions are not met, the recognition of all or part of the sales and profit is postponed.

Long-Lived Assets

     The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes

                         BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Long-Lived Assets - (Continued)

procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets, goodwill and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of October 30, 1998 and October 31, 1997, management believes that there has not been any impairment of the Company's long-lived assets or goodwill.

Fair Value of Financial Instruments

    The fair value of amounts outstanding under the Company's Senior Credit Facility approximates book value, as the interest rate on such debt generally varies with changes in market interest rates. The fair value of the Company's Senior Notes was approximately $124 and $114 million at October 30, 1998 and October 31, 1997, respectively, which is based on the market price of such debt.

Revenue Recognition

    Revenues are recognized as services are provided and products are sold. Sales of season passes are initially deferred in unearned income and recognized ratably over the ski season.

Amortization

    The excess of the purchase price over the fair values of the net assets acquired (goodwill) is being amortized using the straight-line method over a period of 15 years.

    Deferred financing costs are being amortized over the lives of the related obligations.

Advertising Costs

    The cost of advertisements is expensed when the advertisement is initially released. The cost of professional services for advertisements, sales campaigns, promotion, and public relations is expensed when the services are rendered. The cost of brochures is expensed over the ski season. Advertising expenses for the years ended October 30, 1998 and October 31, 1997 were $3,193,000 and $1,983,000, respectively.

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

Comprehensive Income

     Statement   of  Financial   Accounting   Standards   No.  130,   "Reporting
Comprehensive  Income" ("SFAS No. 130") requires that  comprehensive  income and
its components, as defined   in the   pronouncement,   be   reported within the

                         BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Comprehensive Income - (Continued)

consolidated financial statements of the Company. The Company adopted SFAS No. 130 during the year ended October 30, 1998. The Company currently does not have any transactions that would necessitate disclosure of comprehensive income; however, the Company will continue to evaluate the impact of SFAS No. 130.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Pending Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is required to be adopted by the Company during fiscal 1999. SFAS No. 131 requires that annual and interim financial and descriptive information about reportable operating segments be reported on the same basis used internally for evaluating segment performance and the allocation of resources. The Company anticipates providing segment disclosures for its resort operations and real estate and other segments. However, the Company does not expect any change to its primary financial statements.

    The Accounting Standards Executive Committee recently issued Statement of Position ("SOP") 98-1 providing guidance on accounting for the costs of computer software developed or obtained for internal use. The effective date for SOP 98-1 is for fiscal years beginning after December 15, 1998. Currently, the Company capitalizes purchased software above its capitalization threshold, and expenses development, production and maintenance costs associated with computer software developed for internal use. The Company is in the process of reviewing its current policies for accounting for costs associated with internal use software and how they may be affected by SOP 98-1.

Reclassifications

    Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the current year's presentation.

2.  Acquisitions

    As described below, Booth Creek consummated the Waterville Valley, Mt. Cranmore, California, Summit and Grand Targhee acquisitions prior to October 31, 1997, and the Loon Mountain acquisition prior to October 30, 1998. These acquisitions have been accounted for using the purchase method of accounting. The results of operations of the resorts have been included in the accompanying consolidated statements of operations since the effective dates of such acquisitions.

The Waterville Valley and Mt. Cranmore Acquisitions

    On November 27, 1996, Booth Creek purchased the assets of the Waterville Valley and Mt. Cranmore resorts from subsidiaries of American Skiing Company ("ASC") for an aggregate purchase price of $17.5 million. The purchase price was paid with $14.75 million in cash, before giving effect to normal working capital adjustments for current assets acquired and current liabilities assumed, and the $2.75 million ASC Seller Note (Note 5).

                         BOOTH CREEK SKI HOLDINGS, INC.

2.  Acquisitions - (Continued)

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

The Summit Acquisition

    Effective January 15, 1997, Booth Creek purchased all of the issued and outstanding common stock of Ski Lifts, Inc. ("Ski Lifts"), the owner and operator of the ski resort assets of the Summit for an aggregate purchase price of approximately $14 million, which included the assumption of approximately $3.6 million of indebtedness, the issuance by Ski Lifts of the approximately $9.8 million Summit Seller Note, and other obligations to the selling shareholders of approximately $600,000.

     In connection with the consummation of the Summit acquisition, Ski Lifts transferred certain owned real estate held for development purposes and related buildings into a Delaware limited liability company (the "Real Estate LLC"), of which Ski Lifts is a member and 99% equity interest holder and Booth Creek is the other member and 1% equity interest holder. In addition, Ski Lifts granted the Real Estate LLC an option (the "Real Estate Option") to purchase acreage of developmental real estate for nominal consideration. Ski Lifts also issued 28,000 shares of non-voting preferred stock (the "Ski Lifts Preferred Stock") to its prior owners having an aggregate liquidation preference equal to $3.5 million, the aggregate estimated fair market value of the real estate transferred to the Real Estate LLC and the real estate subject to the Real Estate Option. Concurrently with these transactions, the Real Estate LLC entered into an agreement to purchase (the "Preferred Stock Purchase Agreement") the Ski Lifts Preferred Stock, on a quarterly basis over the five years following the date of the Summit Acquisition, at a purchase price equal to the liquidation preference thereof plus accrued dividends to the date of purchase. Through October 30, 1998, the Company has paid $875,000 under the Preferred Stock Purchase Agreement. The Real Estate LLC's obligations under the Preferred Stock Purchase Agreement are secured by a first priority lien on the developmental real estate held by the Real Estate LLC and substantially all of its other assets. The Ski Lifts Preferred Stock provides for a 9% cumulative dividend and is redeemable at the option of Ski Lifts without premium. In addition, pursuant to the terms of the Ski Lifts Preferred Stock, the holders thereof have no redemption rights.

The Grand Targhee Acquisition

    On March 18, 1997, Booth Creek acquired all the issued and outstanding capital stock of Grand Targhee Incorporated, the owner of the ski resort assets of Grand Targhee, for an aggregate purchase price of approximately $7.9 million plus contingent payments of up to $1.5 million based on the performance of Grand Targhee during the 1998/99 ski season and additional commissions based on the number of dwelling units developed at the resort through 2012.

The Loon Mountain Acquisition

    On February 26, 1998, the Company acquired Loon Mountain Recreation Corporation ("LMRC"), the owner and operator of the Loon Mountain ski resort. The aggregate net purchase price for the Loon Mountain acquisition was approximately $30.2 million (including the assumption of debt which was repaid in connection with the acquisition and acquisition costs).

                         BOOTH CREEK SKI HOLDINGS, INC.

2.  Acquisitions - (Continued)

Summary of Purchase Price Allocations

    Summary information regarding the purchase price allocations to the assets acquired and liabilities assumed in each of the acquisitions described above is as follows:


                               Waterville
                               Valley and                                Grand         Loon
                              Mt. Cranmore   California     Summit       Targhee      Mountain
                              Acquisitions   Acquisitions Acquisition  Acquisition   Acquisition
                              ------------  ------------- -----------  -----------   -----------

                                                        (In thousands)


Net working capital........      $   (714)     $ (5,206)    $ (5,822)    $   (752)     $ (1,339)
Property and equipment.....        17,500        86,078        9,148        8,837        30,045
Real estate and other long-
  term assets..............             -        15,608        4,189           26         1,319
Goodwill...................         1,931        22,318        9,655            -           186
Long-term debt.............        (3,172)         (796)      (9,880)         (80)            -
Deferred income taxes and
  other long-term liabilities           -             -       (6,782)         (58)            -
                                 ---------    ----------    ----------   ---------     ---------
                                 $ 15,545     $  118,002     $   508     $  7,973      $ 30,211
                                 =========    ==========    ==========   =========     =========

Pro Forma Financial Information

    The following table represents unaudited pro forma financial information which presents the Company's consolidated results of operations for the years ended October 30, 1998 and October 31, 1997 as if the acquisitions and related financing transactions occurred on November 1, 1996.

                                                           1998          1997
                                                               (In thousands)

        Statement of operations data:
         Revenues.................................      $   115,495   $  97,825
         Income (loss) from operations............      $     5,114   $  (3,929)
         Net loss.................................      $   (14,758)  $ (21,241)
        Other data:
         EBITDA...................................      $    27,382   $  14,236
         Noncash cost of real estate sales........      $     3,721   $   2,370

    EBITDA represents income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales.

    The pro forma information does not purport to be indicative of results that actually would have occurred had the acquisitions been made on the date indicated or of results which may occur in the future.


Proposed Seven Springs Acquisition (continued)

    On August 28, 1998 the Company, Booth Creek Ski Acquisition, Inc., a wholly owned subsidiary of Booth Creek ("Aquisition Sub"), and Seven Srings Farm, Inc. ("Seven Springs"), the owner and operator of the Seven Springs Mountain Resort, a ski resort and conference center, entered into an Agreement of Merger (the "Merger Agreement"), pursuant to which the Company would acquire Seven Springs through the merger of Acquistion Sub with and into Seven Springs. The aggregate
merger consideration and related payments will be   approxmimately  $83.0

                        BOOTH CREEK SKI HOLDINGS, INC.

2.   Acquisitons - (Continued)

Proposed Seven Springs Acquisition (continued)

 million  plus  certain   deferred   payments,   subject  to  certain  price
adjustments. The proposed acquisition is conditioned on the receipt of a judicial determination that the terms of a certain shareholders' agreement among Seven Springs and its shareholders (the "Seven Springs Shareholder Agreement") does not apply to the transactions contemplated by the Merger Agreement, as well as customary closing conditions. In connection with the proposed acquisition, certain shareholders of Seven Springs filed a lawsuit in the Court of Common Pleas of Somerset County, Pennsylvania against the Company, Acquisition Sub, and Seven Springs and certain of its directors, seeking a declaratory judgment, along with other relief including the rescission of the Merger Agreement. Plaintiffs allege that the terms of the Seven Springs Shareholder Agreement ban the consummation of the proposed acquisition. On October 29, 1998, the Court entered a final judgment denying Plaintiff's motion and has permitted the consummation of the transactions contemplated by the Merger Agreement. On December 28, 1998, the Plaintiff's filed an amended notice of appeal which is currently pending. While the Company believes that Seven Springs will prevail with its position that the Seven Springs Shareholders Agreement does not apply to the transactions contemplated by the Merger Agreement, no assurance can be made regarding the timing or the outcome of this litigation.

3.  Property and Equipment

    Property and equipment consist of the following:

                                                  October 30,     October 31,
                                                     1998            1997
                                                  -------------  ------------
                                                        (In thousands)

        Land and improvements..............      $    36,933     $    28,791
        Buildings and improvements.........           45,309          34,624
        Lift equipment.....................           42,807          32,998
        Other machinery and equipment......           45,099          29,008
        Construction in progress...........           10,670           7,491
                                                 -----------     -----------
                                                     180,818         132,912
        Less accumulated depreciation.....            24,349           9,273
                                                 -----------     -----------
                                                 $   156,469     $   123,639
                                                 ===========     ===========

4.  Accounts Payable and Accrued Liabilities

    Accounts payable and accrued liabilities consist of the following:

                                                October 30,       October 31,
                                                    1998              1997
                                               ------------       -----------
                                                      (In thousands)

        Accounts payable.....................  $    10,652       $     7,618
        Accrued compensation and benefits....        3,164             1,575
        Taxes other than income..............          973               545
        Unearned income and deposits.........        4,017             3,341
        Interest.............................        2,349             2,027
        Other................................          955             2,026
                                               -----------       -----------
                                               $    22,110       $    17,132
                                               ===========       ===========

                       BOOTH CREEK SKI HOLDINGS, INC.

5.  Financing Arrangements

Senior Credit Facility

     The following is a summary of certain provisions of the Amended and Restated Credit Agreement (the "Senior Credit Facility"), as amended and restated on January 28, 1999 and effective beginning October 30, 1998, among Booth Creek, its subsidiaries, the financial institutions party thereto and BankBoston, N.A., as administrative agent ("Agent").

           General - The Senior Credit Facility provides for borrowing availability of up to $25 million. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8.0
        million in addition  to   certain  amounts maintained by the Company in
        certain   depository   accounts  with   the    Agent for a period of 60
        consecutive days each year commencing sometime between February 1 and Feburary 28. Borrowings under the Senior Credit Facility are collectively referred to herein as the "Loans." Total borrowings outstanding under the Senior Credit Facility at October 30, 1998 was $17,143,000.

           Interest - For purposes of calculating interest, the Loans can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) a margin of between 0% and .5%, depending on the level of consolidated EBITDA of the Company and its subsidiaries (as determined pursuant to the Senior Credit Facility), plus (b) the higher of (i) the Agent's base rate or (ii) the federal funds rate plus .5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of between 2% and 3%, depending on the level of consolidated EBITDA. The Senior Credit Facility also requires a commitment fee of .375% based on the unused borrowing base. As of October 30, 1998 the borrowings outstanding bore interest at 8%, pursuant to the Base Rate Loans option.

           Repayment - Subject to the provisions of the Senior Credit Facility, the Company may, from time to time, borrow, repay and reborrow under the Senior Credit Facility. The entire unpaid balance under the Senior Credit Facility is due and payable on November 15, 1999.

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

                       BOOTH CREEK SKI HOLDINGS, INC.

5.  Financing Arrangements - (Continued)

Long-Term Debt

    Long-term debt consists of the following instruments, which are described below:

                                                   October 30,     October 31,
                                                      1998            1997
                                                   ------------    -----------
                                                         (In thousands)

        Senior Notes........................       $  133,500      $  116,000
        ASC Seller Note.....................            2,400           2,500
        Other debt..........................            3,237           2,827
                                                   ------------    -----------
                                                      139,137         121,327
       Less current portion...............              1,785             947
                                                  -------------    -----------
                                                  $   137,352      $   120,380
                                                  =============    ===========


    Senior Notes

    As of October 30, 1998, the Company had outstanding $133.5 million aggregate amount of its senior debt securities (the "Senior Notes"). The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date.

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

                       BOOTH CREEK SKI HOLDINGS, INC.

5.  Financing Arrangements - (Continued)

Long-Term Debt (continued)

    On March 18, 1997, the Company consummated an offering of $110 million in Senior Notes. A portion of the proceeds from the offering were used to repay $90 million in bridge notes bearing interest at approximately 11%. Existing deferred financing costs at March 18, 1997 of $2,664,000 relating principally to the bridge notes repaid, were charged off in connection with the early extinguishment of debt, and have been reflected as an extraordinary item in the accompanying statement of operations for the year ended October 31, 1997.

    ASC Seller Note

    As part of the purchase price for the acquisitions of Waterville Valley and Mt. Cranmore, Booth Creek issued a promissory note to American Skiing Company in the aggregate principal amount of $2.75 million. The ASC Seller Note requires annual principal payments at an initial level of $100,000 per year and increasing to $350,000 by January 31, 2003, with the remaining principal balance of $1,150,000 due on June 30, 2004. The ASC Seller Note bears interest at 12% per annum payable semi-annually on each June 30 and December 31.

    Other Debt

    Other debt of $3,237,000 and $2,827,000 at October 30, 1998 and October 31, 1997, respectively, consists of various capital lease obligations, notes payables and improvement bond obligations.

    For the year ended October 30, 1998, the Company entered into long-term debt and capital lease obligations of approximately $2.5 million for the purchase of equipment.

    During the years ended October 30, 1998 and October 31, 1997, the Company paid cash for interest costs (net of amounts capitalized) of $17,176,000 and $11,243,000, respectively.

6.  Commitments and Contingencies

Lease Commitments

    The Company leases certain machinery, equipment and facilities under operating leases. Aggregate future minimum lease payments as of October 30, 1998 are as follows:

        Year
       Ending
       October                                           (In thousands)
       -------                                           --------------
        1999..................................            $     2,713
        2000..................................                  1,888
        2001..................................                  1,619
        2002..................................                  1,427
        2003..................................                  1,421
        Thereafter............................                    284
                                                          -----------
                                                          $     9,352
                                                          ===========


    Total rent expense for all operating leases amounted to $2,675,000 and $2,882,000 for the years ended October 30, 1998 and October 31, 1997, respectively.

                       BOOTH CREEK SKI HOLDINGS, INC.

6.  Commitments and Contingencies - (Continued)

Lease Commitments (continued)

    The Company leases certain machinery and equipment under capital leases. Aggregate future minimum lease payments as of October 30, 1998 for years ending October 1999 and October 2000 were $783,000 and $823,000, respectively. The cost and accumulated depreciation of equipment recorded under capital leases at October 30, 1998 were $2,511,000 and $791,000, respectively.

    In addition, the Company leases property from the U.S. Forest Service under Special Use Permits for all or certain portions of the operations of Sierra, Bear Mountain, Waterville Valley, Loon Mountain, the Summit and Grand Targhee. These leases are effective through 2008, 2020, 2034, 2006, 2032 and 2034, respectively. Lease payments are based on a percentage of revenues, and were $1,014,000 and $665,000 for the years ended October 30, 1998 and October 31, 1997, respectively.

Other Commitments

    Commitments for future capital expenditures totaled approximately $4.4 million at October 30, 1998.

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

Pledge of Stock

    The stock of the Company is pledged to secure $54.0 million of indebtedness of the Parent.

7.  Income Taxes

    The income tax benefit (provision) consists of the following:

                                                             Year Ended
                                                    October 30,     October 31,
                                                    -----------     -----------
                                                         1998            1997
                                                           (In thousands)

        Current:
         Federal..............................       $      -       $     200
         State................................       $      -             (20)
                                                     ---------     -----------
                                                            -             180
                                                     =========     ============
        Deferred:

         Federal.............................               -           1,442
         State...............................               -             106
                                                     ---------    -----------
                                                     $      -     $     1,548
                                                     ---------    -----------
                                                            -           1,728
                                                     =========    ===========

                       BOOTH CREEK SKI HOLDINGS, INC.

7.  Income Taxes - (Continued)


    The difference between the statutory federal income tax rate and the effective tax rate is attributable to the following:

                                                           Year Ended
                                                   ---------------------------
                                                    October 30,     October 31,
                                                       1998            1997
                                                    ---------------------------
                                                           (In thousands)

    Tax benefit computed at federal statutory rate
     of 35% of pre-tax loss.....................     $     6,045     $   5,575
    Net change in valuation allowance...........          (6,073)    $  (3,691)
    Other, net...................................             28          (156)
                                                     ------------    ----------
                                                     $         -     $   1,728
                                                     ============    ==========


    As all of the income tax benefit for the year ended October 31, 1997 was attributable to the losses from continuing operations, none of the benefit was allocated to the extraordinary loss on early retirement of debt (Note 5). Accordingly, the extraordinary loss increased the Company's net operating losses by $2,664,000 and the valuation allowance by $972,000. In connection with the purchase accounting for the Loon Mountain acquisition, approximately $13 million of the Company's existing net operating losses were used to offset net taxable temporary differences relating principally to Loon Mountain's long-term assets. Accordingly, the Company's valuation allowance for net deferred tax assets was reduced by $4,639,000. After consideration for the Loon Mountain acquisition, the net increase in the Company's valuation allowance for the year ended October 30, 1998 was $826,000, which included the effect of adjustments to the prior year's estimated net operating loss.

    At October 30, 1998, the Company has net operating loss carryforwards of approximately $43 million for federal income tax reporting purposes, which expire in 2012 and 2018.

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    October 30,     October 31,
                                                        1998            1997
                                                    ------------    -----------
                                                         (In thousands)

        Deferred tax assets:
         Accruals and reserves..................    $     1,216      $    754
         Alternative minimum tax credit
          carryforwards..........                           545           130
         Net operating loss carryforwards.......         15,806         5,909
                                                    ------------     ---------
             Total deferred tax assets..........         17,567         6,793
        Deferred tax liabilities:
         Property and equipment.................        (10,514)       (2,000)
                                                    ------------      --------
         Total deferred tax liabilities.........        (10,514)       (2,000)
                                                    ------------      --------
        Net deferred tax assets.................          7,053         4,793
        Valuation allowance.....................         (7,053)       (4,793)
                                                    ------------      --------
        Net deferred tax assets reflected in
         the accompanying consolidated balance
         sheet..................................  $           -      $      -
                                                   =============     =========

8.  Management Agreement and Related Party Transactions

    Booth Creek has in effect a management agreement with Booth Creek, Inc. (the "Management Company") dated November 27, 1996 (the "Management Agreement") pursuant to which the Management Company provides Parent, Booth Creek and its subsidiaries with financial advice with respect to, among other matters, cash

                        BOOTH CREEK SKI HOLDINGS, INC.

8.  Management Agreement and Related Party Transactions - (Continued)

management, accounting and data processing systems and procedures, budgeting, equipment purchases, business forecasts, treasury functions and investor relations. The Management Company also provides general supervision and management advice concerning tax, legal and corporate finance matters, administration and operation, personnel matters, business insurance and the employment of consultants, contractors and agents.

    Under the terms of the Management Agreement, the Company provides customary indemnification, reimburses certain costs and pays the Management Company an annual management fee of $350,000 plus an operating bonus (the "Operating Bonus"), not to exceed $400,000, equal to 2.5% of the excess of Consolidated EBITDA (as defined in the Management Agreement) for such year over $25 million. The Operating Bonus for each fiscal year must be paid within 15 days after Parent receives its fiscal year-end audited financial statements for that year. Booth Creek pays the Management Company amounts necessary to cover operations costs (other than office operations cost but including, without limitation, reasonable travel and entertainment costs) and reimburse certain costs and expenses, of the Management Company attributable to, arising out of, in connection with, or related to management services rendered by the Management Company. Management fees and reimbursable operating expenses during the years ended October 30, 1998 and October 31, 1997 were $646,000 and $350,000, respectively.

    During the year ended October 30, 1998, the Management Company incurred fees and expenses of approximately $119,000 in connection with certain of the acquisitions. For the year ended October 31, 1997, the Management Company and certain of its affiliates made advances and deposits of approximately
$1,400,000, and incurred expenses of approximately $1,000,000, in connection with certain of the acquisitions. All of these costs were later reimbursed by the Company pursuant to the Management Agreement.

    At October 31, 1997, the Company had a receivable of $331,000 from Parent which is included in other current assets in the accompanying consolidated balance sheet at October 31, 1997 (none at October 30, 1998).

9.  Employee Benefit Plan

    The Company maintains a defined contribution retirement plan (the "Plan"), qualified under Section 401(k) of the Internal Revenue Code, for certain eligible employees. Pursuant to the Plan, eligible employees may contribute a portion of their compensation, subject to a maximum amount per year as specified by law. The Company provides a matching contribution based on specified percentages of amounts contributed by participants. The Company's contribution expense for the years ended October 30, 1998 and October 31, 1997 was $490,000 and $215,000, respectively.

10. Business Segments

    The Company currently operates in two business segments, Resorts and Real Estate and other. Data by segment is as follows:

                                                 October 30,     October 31,
                                                     1998
                                              ---------------   -------------
                                                       (In Thousands)

        Revenue:
         Resorts.........................      $    97,248       $    68,136
         Real estate and other...........            7,608             3,671
                                              ---------------    ------------
                                               $   104,856       $    71,807
                                              ===============    ============

        Operating income (loss):

         Resorts............................. $    (1,201)       $    (1,628)
         Real estate and other...............       2,664                612
                                              --------------    -------------
                                              $     1,463        $    (1,016)
                                              ==============     ============

                      BOOTH CREEK SKI HOLDINGS, INC.

10. Business Segments - (Continued)

                                                    October 30,     October 31,
                                                       1998             1997
                                                    -----------     ----------
                                                         (In thousands)

        Depreciation, depletion and amortization:
         Resorts..............................      $    17,479      $   11,421
         Real estate and other................              273             260
                                                    -----------      ----------
                                                    $    17,752      $   11,681
                                                    ===========      ==========


        Capital expenditures:
         Resorts..............................      $    15,042      $    8,918
         Real estate and other................            1,717              72
                                                    -----------      ----------
                                                    $    16,759      $    8,990
                                                    ===========      ==========


        Identifiable assets:
         Resorts..............................      $   162,796      $  127,709
         Real estate and other................           15,240          16,559
                                                    -----------      ----------
                                                    $   178,036      $  144,268
                                                    ===========      ==========

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


                                                             ERNST & YOUNG LLP


Milwaukee, Wisconsin
September 30, 1997

                   THE RESORT GROUP OF FIBREBOARD CORPORATION
              (Wholly-owned subsidiaries of Fibreboard Corporation)

                             COMBINED BALANCE SHEET
                                December 2, 1996
                          (Dollar amounts in thousands)


                                     ASSETS
Current assets:
  Cash and cash equivalents.....................................      $   2,232
  Accounts receivable, net of allowance for
   doubtful accounts of $10.....................................            661
  Current portion of notes receivable...........................            343
  Inventories...................................................          2,910
  Prepaid expenses..............................................            987
  Current portion of real estate held for resale................          1,554
                                                                      ---------
Total current assets............................................          8,687

Property and equipment:
  Land and improvements.........................................         26,491
  Buildings.....................................................         15,479
  Machinery and equipment.......................................         44,838
  Construction in progress......................................          3,557
                                                                      ---------
                                                                         90,365
  Less accumulated depreciation.................................         26,461
                                                                      ---------
  Property and equipment, net...................................         63,904
Timber rights, net of accumulated depletion of $16..............          1,484
Notes receivable, net of current portion........................          1,260
Real estate held for resale, net of current portion.............            726
Other assets....................................................          1,258
                                                                      ---------
Total assets....................................................      $  77,319
                                                                      =========

                           LIABILITIES AND NET ASSETS
Current liabilities:
  Accounts payable and accrued liabilities......................      $  12,962
  Intercompany payable to Fibreboard Corporation................         39,829
                                                                      ---------
Total current liabilities.......................................         52,791
                                                                      =========

Commitments and contingencies (Notes 8 and 9)

Net assets......................................................         24,528
                                                                      ---------
Total liabilities and net assets................................      $  77,319
                                                                      =========

                             See accompanying notes.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION
              (Wholly-owned subsidiaries of Fibreboard Corporation)

                        COMBINED STATEMENT OF OPERATIONS
            For the Period from November 1, 1996 to December 2, 1996
                          (Dollar amounts in thousands)


Revenue:
  Resort operations............................................      $   1,395
  Real estate and other........................................            304
                                                                      --------
Total revenue..................................................          1,699
Cost of sales:
  Resort operations............................................          2,890
  Real estate and other........................................            161
                                                                      --------
Total cost of sales............................................          3,051
                                                                      --------
Gross margin...................................................         (1,352)
Sales, general and administrative expense......................          1,766
Management fee.................................................             70
                                                                      --------
Operating loss.................................................         (3,188)
Interest expense...............................................             (3)
Interest and other income......................................             14
Intercompany interest expense, net.............................           (217)
                                                                      ---------
Loss before income taxes.......................................         (3,394)
Income tax benefit.............................................          1,358
                                                                      ---------
Net loss.......................................................       $ (2,036)
                                                                      =========

                             See accompanying notes.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION
              (Wholly-owned subsidiaries of Fibreboard Corporation)

                        COMBINED STATEMENT OF CASH FLOWS
            For the Period from November 1, 1996 to December 2, 1996
                          (Dollar amounts in thousands)



Cash flows from operating activities:
  Net loss.................................................         $  (2,036)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Depreciation and amortization...........................               6
    Noncash cost of real estate sales.......................             133
    Net changes in operating assets and liabilities:
      Accounts receivable...................................             138
      Inventories...........................................            (804)
      Prepaid expenses......................................            (306)
      Accounts payable and accrued liabilities..............           8,638
                                                                   ----------
  Net cash provided by operating activities.................           5,769
Cash flows from investing activities:
  Purchase of other assets..................................            (488)
  Capital expenditures - property and equipment.............          (5,587)
  Development expenditures - real estate held for resale....            (191)
  Principal payments received on notes receivable...........             115
                                                                   ----------
  Net cash used in investing activities.....................          (6,151)
Cash flows from financing activities:
  Increase in intercompany payable to Fibreboard
   Corporation..............................................           1,115
                                                                   ----------
  Net cash provided by financing activities.................           1,115
                                                                   ----------
  Net increase in cash and cash equivalents.................             733
  Cash and cash equivalents, beginning of period............           1,499
                                                                   ---------
  Cash and cash equivalents, end of period..................       $   2,232
                                                                   =========
  Supplemental cash flow information:
    Cash paid for interest to third parties.................       $      53
                                                                   =========
  Noncash investing and financing activities:
    Exchange of old lift for new lift.......................       $   2,000
                                                                   =========


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

Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories at December 2, 1996 are as follows (in thousands):

        Retail products........................................       $  1,732
        Supplies...............................................          1,003
        Food and beverage......................................            175
                                                                      --------
        Total inventories.......................................      $  2,910
                                                                      ========

                   THE RESORT GROUP OF FIBREBOARD CORPORATION
              (Wholly-owned subsidiaries of Fibreboard Corporation)

               NOTES TO COMBINED FINANCIAL STATEMENTS -(Continued)




2.  Summary of Significant Accounting Policies - (Continued)

Property And Equipment

    Property and equipment are stated at cost. Depreciation is provided on the straight-line method based upon the estimated service lives of the property, ranging from 3 to 20 years. The Resort Group recognizes depreciation expense on substantially all resort related assets over the operating ski season, which is presumed to be the months of December through March. Accordingly, depreciation expense of approximately $6,000 was recorded in the period from November 1, 1996 to December 2, 1996 and is not reflective of the Resort Group's annual depreciation charges.

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

    The following table summarizes the differences between the statutory federal and the effective rate at December 2, 1996 (in thousands):

        Income taxes at statutory federal rate...................      $  1,188
        State taxes, net of federal tax benefit..................           170
                                                                       --------
        Income tax benefit.......................................      $  1,358
                                                                       ========

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

               NOTES TO COMBINED FINANCIAL STATEMENTS -(Continued)


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

    Notes receivable relate to these real estate sales and equipment sales and consist of the following as of December 2, 1996 (in thousands):

        Secured notes receivable bearing interest at 9% to
         10.5%; payments of interest and principal are due
         monthly and the notes mature between 1997 and 2011...      $  1,469
        Notes receivable for sale of equipment; payable in
         full in April 1997...................................           134
                                                                    ---------
                                                                       1,603
        Less current portion..................................           343
                                                                    ---------
        Long-term notes receivable............................       $  1,260

                                                                    =========
    Future maturities of these notes are as follows (in thousands):

        1996 (one month).......................................      $      5
        1997...................................................           343
        1998...................................................           782
        1999...................................................            26
        2000...................................................            28
        2001...................................................            30
        Thereafter.............................................           389
                                                                     --------
                                                                     $  1,603
                                                                     ========

                  THE RESORT GROUP OF FIBREBOARD CORPORATION
              (Wholly-owned subsidiaries of Fibreboard Corporation)

               NOTES TO COMBINED FINANCIAL STATEMENTS -(Continued)


4.  Accounts Payable And Accrued Liabilities

    Accounts payable and accrued liabilities consist of the following at December 2, 1996 (in thousands):

        Accounts payable.......................................       $  8,585
        Unearned income........................................          2,020
        Payroll related........................................          1,501
        Taxes other than income................................            622
        Other..................................................            234
                                                                      --------
                                                                      $ 12,962
                                                                      ========

    Unearned income relates primarily to season ski passes, coupon and ticket voucher sales and customer deposits. Revenue from season passes is recognized ratably over the ski season.

5.  Employee Benefit Plans

    The Resort Group's employees are eligible to participate in a 401(k) plan sponsored by Fibreboard. The Resort Group contributed $35,000 as a result of these plans in the period from November 1, 1996 to December 2, 1996. Certain current and former Resort Group employees have vested benefits in Fibreboard's defined benefit pension plan, which was frozen in 1993. All pension liabilities and expenses are funded directly by Fibreboard.

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

               NOTES TO COMBINED FINANCIAL STATEMENTS -(Continued)


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

9.  Commitments

    The Resort Group leases certain machinery and equipment under operating leases. Remaining minimum lease payments for the balance of 1996 and the calendar years following are as follows (in thousands):

        1996 (one month).......................................       $    154
        1997...................................................            973
        1998...................................................            504
        1999...................................................            224
        2000...................................................             84
                                                                      --------
                                                                      $  1,939

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


                                                            ARTHUR ANDERSEN LLP


San Francisco, California
November 22, 1996

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

                             COMBINED BALANCE SHEETS
               As of October 31, 1996, December 31, 1995, and 1994
                          (Dollar amounts in thousands)

                                                         October 31,         December 31,
                                                                        ------------------------
                                                            1996           1995         1994
                                                         -----------    -----------  -----------
                     ASSETS

Current assets:

  Cash and cash equivalents.....................          $   1,499      $   7,821     $   3,319

  Accounts receivable, net of allowance for
    doubtful accounts of $10, $12, and $11,                     799            853           537
    respectively................................

  Current portion of notes receivable...........                350             78            24

  Inventories...................................              2,106          3,267         1,468

  Prepaid expenses..............................                681            545           502

  Current portion of real estate held for resale              1,416          1,105           208
                                                           ---------      ---------      --------
    Total current assets........................              6,851         13,669         6,058
                                                           ---------      ---------      --------
Property and equipment, at cost:

  Land and improvements.........................             26,500         26,500        12,469

  Buildings.....................................             15,309         14,914        10,907

  Machinery and equipment.......................             38,415         38,923        31,820

  Construction in progress......................              5,384              -             -
                                                          ---------       ---------      --------

                                                             85,608         80,337        55,196

  Less: Accumulated depreciation................            (27,285)       (23,261)      (19,447)
                                                         -----------      ---------      --------
    Net property and equipment..................             58,323         57,076        35,749

Timber rights, net of accumulated depletion of                1,484              -             -
  $16...........................................

Notes receivable, net of current portion........              1,368            752           554

Real estate held for resale, net of current                     806          1,162           303
  portion.......................................

Other assets....................................                770            657           401
                                                          ----------     ----------    ----------
    Total assets................................          $  69,602      $  73,316     $  43,065
                                                          ==========     ==========    ==========


           LIABILITIES AND NET ASSETS

Current liabilities:

  Current portion of long-term debt.............          $       -      $       -     $   1,000

  Accounts payable and accrued liabilities......              4,323          8,156         7,391

  Intercompany payable to Fibreboard Corporation             38,715         41,493         4,222
                                                         ----------     ----------    ----------
  Total current liabilities.....................             43,038         49,649        12,613

Long-term debt..................................                  -              -        10,200

Other long-term liabilities.....................                  -              -           500
                                                          ----------     ----------    ----------
    Total liabilities...........................             43,038         49,649        23,313

Commitments (Note 11)

  Net assets....................................             26,564         23,667        19,752
                                                          ----------     ----------    ----------
  Total liabilities and net assets..............          $  69,602      $  73,316     $  43,065
                                                          ==========     ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

                        COMBINED STATEMENTS OF OPERATIONS
             For the Ten Months Ended October 31, 1996 and 1995 and
                the Years Ended December 31, 1995, 1994, and 1993
                          (Dollar amounts in thousands)

                                                 October    October             December 31,
                                                    31,        31,       ---------------------------
                                                   1996       1995       1995       1994      1993
                                                 --------   --------     ------    -------   -------

                                                                     (Unaudited)
Revenue:

  Resort.....................................     $ 36,829   $ 32,072   $ 39,823   $40,810   $ 25,528

  Real estate................................        3,595      4,659      5,028        610         -

  Timber.....................................          693          -        185          -         -
                                                  ---------  ---------   --------   --------  -------
    Total revenue............................       41,117     36,731     45,036     41,420    25,528
                                                  ---------  ---------   --------   --------  -------
Cost of Sales:

  Resort.....................................       26,950     21,536     28,569     26,920    18,117

  Real estate (including $1,461, $1,488,
    $1,618, $0, and $0, respectively, of
    non-cash cost of sales) (Note 3).........        1,739      1,780      1,928        280         -

  Timber.....................................          403          -         61          -         -
                                                   --------  ---------   --------   --------  --------
    Total cost of sales......................       29,092     23,316     30,558     27,200    18,117
                                                   --------  ---------   --------   --------  --------
  Gross margin...............................       12,025     13,415     14,478     14,220     7,411

Sales, General, and Administrative Expense...        5,220      4,399      5,871      5,545     4,579

Management Fee (Note 8)......................          701        513      1,247        655       507
                                                   -------   ---------    -------    --------  -------
    Operating income.........................        6,104      8,503      7,360      8,020     2,325

Interest expense.............................          100        418        439        741       326

Interest and other income....................         (350)       (84)      (106)       (75)     (140)

Intercompany interest expense, net...........        1,439          -        488          -         -
                                                   --------    -------    -------    --------  -------
    Income before income taxes...............        4,915      8,169      6,539      7,354     2,139

Provision for Income Taxes...................        2,018      3,308      2,624      2,979       876
                                                   --------  ---------  ---------  --------   --------
Net income...................................     $  2,897   $  4,861   $  3,915    $ 4,375   $  1,263
                                                  =========  =========  ========== ========   ========

    The accompanying notes are an integral part of these financial statements.

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

                        COMBINED STATEMENTS OF CASH FLOWS
             For the Ten Months Ended October 31, 1996 and 1995 and
                the Years Ended December 31, 1995, 1994, and 1993
                          (Dollar amounts in thousands)


                                                   October    October             December 31,
                                                     31,        31,      ---------------------------
                                                     1996       1995       1995       1994      1993
                                                  ---------  --------- ---------- --------- ---------
                                                            (Unaudited)

Cash flows from operating activities:

  Net income...............................       $  2,897   $  4,861   $  3,915   $ 4,375   $  1,263

  Adjustments to reconcile to cash
    provided by operating activities -
      Depreciation, amortization, and                4,354      2,989      4,024      3,449     2,514
        depletion..........................
      Non-cash cost of real estate sales             1,461      1,488      1,618          -         -
        (Note 3)...........................
      Gain on sale of assets...............           (147)       (20)      (342)      (326)        -
      Changes in assets and liabilities -
      Decrease (increase) in accounts                   54        242       (286)      (107)     (161)
        receivable.........................
      Decrease (increase) in inventories...          1,161       (427)    (1,427)        (9)     (308)
      (Increase) decrease in prepaid                  (136)      (116)        56        106      (479)
        expenses...........................
      (Increase) decrease in notes                    (888)      (150)      (252)       116        66
        receivable.........................
      (Decrease) increase in accounts
       payable and accrued liabilities.....         (3,833)    (1,361)       555      1,878     1,317
        Net cash provided by operating             --------   --------    -------   --------  --------
         activities........................          4,923      7,506      7,861      9,482     4,212
                                                   --------   --------    -------   --------  --------

Cash flows from investing activities:
  Non-cash assets of acquired operations...              -    (20,604)   (20,604)         -   (13,054)
  Proceeds from property and equipment                 361          -          -          -         -
    sales..................................
  Development expenditures - real estate
    held for resale........................         (1,297)    (3,443)    (3,374)      (198)        -
  Capital expenditures - property and               (5,761)    (3,786)    (5,226)    (6,199)   (4,619)
    equipment..............................
  Capitalized interest.....................           (157)         -          -          -      (183)
  Acquisition of timber rights.............         (1,500)         -          -          -         -
  (Increase) decrease in other assets......           (113)      (488)      (226)       110      (480)
     Net cash used by investing                    --------   --------   --------    -------  --------
     activities............................         (8,467)   (28,321)   (29,430)    (6,287)  (18,336)


Cash flows from financing activities:
  New borrowings...........................              -          -          -          -    15,000
  Repayment of long-term debt..............              -    (11,200)   (11,200)    (3,798)      (24)
  (Decrease) increase in intercompany
    payable to Fibreboard Corporation......         (2,778)    29,259     37,271      1,134    (5,949)
                                                   --------  ---------  ---------    --------  -------
        Net cash (used) provided by
         financing activities..............         (2,778)    18,059     26,071     (2,664)    9,027
                                                   --------  ---------   --------    --------  -------
Net increase (decrease) in cash and cash
  equivalents..............................         (6,322)    (2,756)     4,502        531    (5,097)
Cash and cash equivalents, beginning of
  year.....................................          7,821      3,319      3,319      2,788     7,885
Cash and cash equivalents, end of year.....       $  1,499   $    563   $  7,821   $  3,319  $  2,788
                                                  =========  =========  =========  ========  =========
Supplemental cash flow information:
  Cash paid for interest to third parties..       $     55   $    590   $    590   $   810   $    186
                                                  =========  =========  =========  ========  =========

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

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

2.  Summary Of Significant Accounting Policies - (Continued)

Inventories

    Inventories are valued at the lower of cost (first-in, first-out) or market. The components of inventories are as follows:

                                            October 31,          December 31,
                                                           -------------------
                                             1996          1995          1994
                                           ---------    ----------  -----------

        Retail Products...............      $ 1,186      $  1,851      $    756

        Supplies......................          805         1,141           424

        Food and Beverage............           115           275           288
                                           ---------     ---------     --------
           Total inventories.........      $  2,106      $  3,267      $  1,468
                                           =========     =========     ========


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

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

2.  Summary Of Significant Accounting Policies - (Continued)

    The following table summarizes the differences between the statutory federal and the effective rate:

                                                   October              December 31,
                                                      31,     -------------------------------
                                                     1996        1995        1994        1993
                                                  ---------   ---------  ----------  ---------



        Tax at statutory federal rate........      $  1,721    $  2,289    $  2,574    $    749

        State taxes, net of federal tax benefit         297         395         445         129

        Other................................             -         (60)        (40)         (2)
                                                   --------    ---------   --------    ---------
        Tax provision........................      $  2,018    $  2,624    $  2,979    $    876
                                                   ========    =========   ========    =========

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

3.  Real Estate Operations

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

    Notes receivable relate to these real estate sales and equipment sales and consist of the following as of October 31, 1996 and December 31, 1995 and 1994:

                                                        October 31,          December 31,
                                                                         --------------------
                                                            1996          1995          1994
                                                       ------------     -------      --------


 Secured notes receivable bearing interest at
 7.75% to 10.5%; payments of interest and
 principal are due monthly and the notes
  mature between 1997 and 2011.............              $  1,584      $    830      $    578

        Notes receivable for sale of equipment;
         payable in full in April 1997............            134             -             -
                                                         ---------     ---------    ----------
                                                            1,718           830           578

        Less: current portion.....................           (350)          (78)          (24)
                                                         ---------     ---------    ----------
        Long-term notes receivable................       $  1,368      $    752      $    554
                                                         =========     =========     =========

    Future maturities of these notes are as follows:

        1996 (two months)....................................................       $     11
        1997.................................................................            454
        1998.................................................................            784
        1999.................................................................             29
        2000.................................................................             32
        2001.................................................................             34
        Thereafter...........................................................            374
                                                                                    --------
                                                                                    $  1,718
                                                                                    ========

4.  Accounts Payable and Accrued Liabilities

                                                       October 31,          December 31,
                                                                         ------------------
                                                           1996          1995          1994
                                                       -----------    -----------  ---------


        Accounts payable..........................       $  1,176      $  3,396      $  2,885

        Payroll related...........................          1,076         1,640         1,362

        Taxes other than income...................            945           647           541

        Unearned income...........................            880         2,177         2,153

        Interest..................................             50             5           155

        Other.....................................            196           291           295
                                                        ----------     --------      --------
        Long-term notes receivable................       $  4,323      $  8,156      $  7,391
                                                        ==========     ========      ========



    Unearned income relates primarily to season ski passes and customer deposits. Revenue from season passes is recognized ratably over the ski season.

5.  Employee Benefit Plans

    The Group's employees are eligible to participate in a 401(k) plan. The Group contributed $226, $288, $246, and $207 as a result of these plans in the ten month period ended October 31, 1996 and the years ended December 31, 1995, 1994, and 1993, respectively. Certain current and former group employees have vested benefits in Fibreboard's defined benefit plan which was frozen in 1993. All pension liabilities and expenses are funded directly by Fibreboard.

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

6.  Credit Facility

    The Group's long-term debt consisted of the following as of December 31, 1994:

        Reducing revolving credit facility, interest at LIBOR plus
         1.0% to 1.375%, secured by the assets of the Group........   $  6,700
        Term loan, interest at prime plus 0.5%, secured by the
         assets of Northstar.......................................      4,500
                                                                      ---------
                                                                        11,200
        Less current portion.......................................     (1,000)
                                                                      ---------
                                                                       $ 10,200
                                                                      =========

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

Bear Mountain

    In October 1995, the Group acquired the net assets of Bear for $20,604 in cash. The acquisition was accounted for as a purchase of assets. The Group's acquisition of Bear was financed by a loan from Fibreboard, which has been recorded at the Group level and is included in the intercompany payable balance as of October 31, 1996 and December 31, 1995.

    The table below presents the unaudited revenues and net income of the Group as if Sierra and Bear had been a member of the Group since January 1, 1994, and had been charged intercompany interest from that date.

                                                         December 31,
                                                   ----------------------------
                                                   1995        1994        1993
                                                   ------     -----       ------
        Revenue:

         Resort...........................       $ 48,304   $ 56,891   $ 44,302
         Real estate......................          5,028        610          -
         Timber...........................            185         -           -
                                                 --------   --------   ---------
                                                 $ 53,517   $ 57,501   $ 44,302
                                                 ========   ========  =========
        Net Income.......................        $  3,672   $  5,065   $  1,737
                                                 ========   ========   ========


    The pro forma information does not purport to be indicative of results that actually would have occurred had the acquisitions been made on the dates indicated or of results which may occur in the future.

8.  Intercompany Transactions

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

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

8.  Intercompany Transactions - (Continued)

    All of the above transactions are accounted for through the Intercompany payable to Fibreboard Corporation account. In addition, all excess cash is remitted to and checks are covered by Fibreboard. Allocations for payroll, taxes, workers' compensation and income taxes are also accounted for through this account. The most significant activity, which occurred during 1995, related to the acquisition of Bear Mountain ($20,604) which was funded by Fibreboard and the refinancing of separate Group debt ($11,200) by Fibreboard.

        Intercompany payable to Fibreboard Corporation
         Balance, December 31, 1994............................       $  4,222
         Bear Mountain Acquisition.............................         20,604
         Debt Refinancing......................................         11,200
         Other, net............................................          5,467
                                                                      ---------
         Balance, December 31, 1995............................         41,493
         Other, net............................................         (2,778)
                                                                      ---------
         Balance, October 31, 1996..............................       $ 38,715
                                                                      =========
9.  Litigation

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

10. Business Segments

    The Company operates is three business segments - resorts, real estate, and timber. Data by segment is as follows:

                                                  October 31,                December 31,
                                                ---------------------------------------------
                                                     1996        1995        1994        1993
                                                ------------  ---------   ---------   --------
        Revenue:

         Resort...........................         $ 36,829    $ 39,823    $ 40,810    $ 25,528
         Real estate......................            3,595       5,028         610           -
         Timber...........................              693         185           -           -
                                                   --------    --------    --------     -------
                                                     41,117      45,036      41,420      25,528
                                                   ========    ========    ========      ======
        Operating income:

         Resort...........................            5,014       5,721       7,834       2,325
         Real estate......................              943       1,576         186           -
         Timber...........................              147          63           -           -
                                                   ---------     -------     ------      ------
                                                      6,104       7,360       8,020       2,325
                                                   =========      ======     ======      ======

        Depreciation, amortization, and
         depletion:

         Resort...........................            4,338       4,024       3,449       2,514
         Real estate......................                -           -           -           -
         Timber...........................               16           -           -           -
                                                   ---------     -------     -------     -------
                                                      4,354       4,024       3,449       2,514
                                                  ==========     =======     =======     =======

        Capital expenditures, exclusive of
          acquisitions:

         Resort...........................            5,761       5,226       6,199       4,619
         Real estate......................            1,297       3,374         198           -
         Timber...........................            1,500           -           -           -
                                                  ---------     --------     -------     ------
                                                      8,558       8,600       6,397       4,619
                                                  =========     ========     =======     =======


        Identifiable assets:

         Resorts..........................           58,323      57,076      35,749
         Real estate......................            3,806       3,097       1,089
         Timber...........................            1,484           -           -
         Corporate........................            5,989      13,143       6,227
                                                  ----------   --------   ---------
                                                   $ 69,602    $ 73,316    $ 43,065
                                                  ==========   ========   =========

                   THE RESORT GROUP OF FIBREBOARD CORPORATION

11. Commitments

    The Group leases certain machinery and equipment under operating leases. Minimum lease payments for the remainder of 1996 and the next five years are as follows:

        1996 (two month).......................................       $    307
        1997...................................................            973
        1998...................................................            504
        1999...................................................            224
        2000...................................................             84
        2001...................................................              -
                                                                      --------
                                                                      $  2,092
                                                                      =========
    In addition, the Group leases property from the U.S. Forest Service for Sierra and Bear. These leases are effective through 2008 and 2020, respectively. Lease payments are based on a percentage of revenues. Total rent expense for all operating leases amounted to $1,842, $1,411, $1,216, and $550, in the ten months ended October 31, 1996 and the years ended December 31, 1995, 1994, and 1993, respectively.

    During 1996, the Group entered into a contract to replace certain lift equipment at Sierra. The total cost of the new equipment is approximately $8.4 million of which the Group will receive a vendor's credit for $2 million related to the equipment being replaced. As of October 31, 1996, the Group had incurred approximately $2.3 million toward this commitment.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Truckee, State of California, as of January 28, 1999.



                                   BOOTH CREEK SKI HOLDINGS, INC.
                                  (Registrant)

                                  By: /s/ GEORGE N. GILLETT
                                      ----------------------
                                     George N. Gillett
                                     Chairman of the Board of Directors and
                                     Chief Executive Officer


                                  By: /s/ ELIZABETH J. COLE
                                     ----------------------------------
                                     Elizabeth J. Cole
                                     Executive Vice President and Chief
                                     Financial Officer


                                 By: /s/ BRIAN J. POPE
                                    -----------------------------------
                                     Brian J. Pope
                                     Vice President of Accounting and Finance



    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of the dates indicated.


Signature                          Title                         Date
---------                          ------                        ----

 /s/ GEORGE N. GILLETT           Chairman of the Board        January 28, 1999
-------------------------------  of Directors and Chief
  George N. Gillett              Executive Officer




 /s/ ELIZABETH J. COLE            Executive Vice President     January 28, 1999
--------------------------------  and Chief Financial
    Elizabeth J. Cole             Officer



 /s/ BRIAN J. POPE              Vice President of Accounting   January 28, 1999
------------------------------  and Finance (Chief Accounting
 Brian J. Pope                  Officer)

                                  Exhibit Index



        EXHIBIT
        NUMBER                            DESCRIPTION
    ------------                        ---------------

           +2.1   Agreement  and Plan of Merger  dated as of  September  18,  1997 by and among Booth Creek Ski
                  Group, Inc., LMRC Acquisition Corp. and Loon Mountain  Recreation  Corporation.

           +2.2   First  Amendment to Merger  Agreement,  dated December 22, 1997, by and among Booth Creek Ski
                  Group, Inc., LMRC Acquisition Corp. and Loon Mountain Recreation Corporation.

        ++++2.3   Agreement  of Merger  dated as of August  28,  1998 by and among  Booth  Creek Ski  Holdings,
                  Inc., Booth Creek Ski Acquisition, Inc. and Seven Springs Farm, Inc.

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

          *3.16   Bylaws of Ski Lifts, Inc.

          *3.17   Certificate of Incorporation of Grand Targhee Incorporated.

          *3.18   Bylaws of Grand Targhee Incorporated.

          *3.19   Articles of Incorporation of B-V Corporation.

          *3.20   Bylaws of B-V Corporation.



        EXHIBIT
        NUMBER                            DESCRIPTION
       ---------                        ---------------

          *3.21   Certificate of Incorporation of Targhee Company.

          *3.22   Bylaws of Targhee Company.

          *3.23   Certificate of Incorporation of Targhee Ski Corp.

          *3.24   Bylaws of Targhee Ski Corp.

       ****3.25   Articles of Incorporation of LMRC Holding Corp.

       ****3.26   Amended and Restated Articles of Incorporation of Loon Mountain Recreation Corporation.

       ****3.27   Amended and Restated Bylaws of Loon Mountain Recreation Corporation.

       ****3.28   Amended and Restated Articles of Incorporation of Loon Realty Corp.

       ****3.29   Amended and Restated Bylaws of Loon Realty Corp.

       ****3.30   Bylaws of LMRC Holding Corp.

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

           +4.3 Supplemental Indenture No. 2 to Indenture dated as of February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts, Inc, Grand Targhee Incorporated, B-V Corporation, Targhee Company and Targhee Ski Corp, as Subsidiary Guarantors, and Marine Midland Bank, as Trustee.

           +4.4 Supplemental Indenture No. 3 to Indenture dated as of February 26, 1998, by and among Booth Creek Ski Holdings, Inc., as Issuer, LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp., as Subsidiary Guarantors, and Marine Midland Bank, as Trustee.

      +++++4.5 Supplemental Indenture No. 4 to Indenture dated as of October 8, 1998 by and among Booth Creek Ski Holdings, Inc. as Issuer, Booth Creek Ski Acquisiton, Inc. and Marine Midland Bank, as Trustee.

           +4.6 Registration Rights Agreement, dated as of February 26, 1998 by and among the Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts, Inc, Grand Targhee Incorporated, B-V Corporation, Targhee Company, Targhee Ski Corp, LMRC Holding Corp, Loon Mountain Recreation Corporation and Loon Realty Corp., as Subsidiary Guarantors and CIBC Oppenheimer Corp.

        EXHIBIT
        NUMBER                            DESCRIPTION

           +4.7 Securities Purchase Agreement, dated as of February 23, 1998, by and among the Booth Creek Ski Holdings, Inc., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, B-V Corporation, Targhee Company,
                  Targhee Ski Corp., LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp and CIBC Oppenheimer Corp.

       +++++4.8 Amended and Restated Securities Purchase Agreement, dated as of September 14, 1998, among Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc., the Subsidiary Guarantors as defined therein and each of John Hancock Mutual Life Insurance Company, CIBC WG Argosy Merchant Fund 2, L.L.C. and Hancock Mezzanine Partners L.P.

          ++5.1   Opinion of Winston & Strawn.

     +++++10.1    Amended   and  Restated    Credit  Agreement dated as  of
                  October 30, 1998 among Booth  Creek Ski  Holdings,  Inc.,
                  Booth Creek Ski Acquisition  Corp.,  Trimont  Land  Company,
                  Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley
                  Ski Resort, Inc., Mount  Cranmore  Ski  Resort,  Inc.,  Ski
                  Lifts,  Inc.,  Grand  Targhee Incorporated, LMRC Holding Corp.
                  Loon Mountain Recreation Corporation, Loon Realty Corp. and
                  BankBoston, N.A.

          *10.2 Purchase and Sale Agreement dated as of August 30, 1996 by and between Waterville Valley Ski Area, Ltd., Cranmore, Inc., American Skiing Company and Booth Creek Ski Acquisition Corp.

          *10.3 Subordinated Promissory Note dated November 27, 1996 issued by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc. to American Skiing Company, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and BankBoston, N.A.


        EXHIBIT
        NUMBER                            DESCRIPTION
     ----------                         ---------------


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

         *10.10   Management  Agreement  dated as of November 27, 1996 by and between Booth Creek Ski Holdings,
                  Inc. and Booth Creek, Inc.

         *10.11   Ski Area Term Special Use Permit No.  4002/01  issued by the United States Forest  Service to
                  Waterville Valley Ski Resort, Inc.

         *10.12   Ski Area Term Special Use Permit No.  5123/01  issued by the United States Forest  Service to
                  Bear Mountain, Inc.

         *10.13   Ski Area Term Special Use Permit No.  4186/01  issued by the United States Forest  Service to
                  Sierra-at-Tahoe, Inc.

         *10.14   Ski Area Term Special Use Permit No.  4033/01  issued by the United States Forest  Service to
                  Grand Targhee Incorporated.

         *10.15   Ski Area Term Special Use Permit No.  4127/09  issued by the United States Forest  Service to
                  Ski Lifts, Inc.

         *10.16   Annual  Special Use Permit Nos.  4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

        ++10.17   Ski Area Term Special Use Permit No.  4031/01  issued by the United States Forest  Service to
                  Loon Mountain Recreation Corporation.

        ++10.18   Amendment  Number 2 for  Special Use Permit No.  4008/1  issued by the United  States  Forest
                  Service to Loon Mountain Recreation Corporation.

        EXHIBIT
        NUMBER                            DESCRIPTION

        ++10.19 Amendment Number 5 for Special Use Permit No. 4008/1 issued by the United States Forest
                  Service to Loon Mountain Recreation Corporation.

      ****10.20   Employment  Agreement  dated as of July 1, 1997,  by and
                  between  Booth  Creek Ski  Holdings, Inc. and Timothy H. Beck.

       ***10.21 Employment Agreement dated May 5, 1997 by and between Booth Creek Ski Holdings, Inc. and Timothy M. Petrick.

       ***10.22 Stock Option Agreement dated as of October 1, 1997 between Booth Creek Ski Group, Inc. and Timothy M. Petrick.

       +++10.23 Stock Option Agreement by and between Booth Creek Ski Group,
                  Inc. and Timothy Silva.

      ++++10.24   Stock Option Agreement by and between Booth Creek Ski Group,
                  Inc. and Timothy H. Beck.

      ++++10.25   Stock Option Agreement by and between Booth Creek Ski Group,
                  Inc. and John A. Rice.

      +++++21.1   Subsidiaries of the Registrant.

           27.1   Financial Data Schedule.

* Filed with Registration Statement No. 333-26091 and incorporated herein by reference.

** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended August 1, 1997 and incorporated herein by reference.

*** Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1997 and incorporated herein by reference.

**** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 30, 1998 and incorporated herein by reference.

+ Filed with the Company's Current Report on Form 8-K dated February 26, 1998 and incorporated herein by reference.

++ Filed with Registration Statement No. 333-48619 and incorporated herein by reference.

+++ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 1, 1998 and incorporated herein by reference.

++++ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended July 31, 1998 and incorporated herein by reference.

+++++ Filed herewith as an Exhibit to this Form 10-K.