Form 10-K/A
period 1998-10-30
BOOTH CREEK SKI HOLDINGS INC
filed 1999-02-08
CIK 1037253

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K/A

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

------------------------------------------------------------------------------

Documents Incorporated by Reference:  None



                                  FORM 10-K/A

                                Table of Contents



PART II

Item 8.  Annual Report on Form 10-K/A


     Booth Creek Ski Holdings, Inc.

PART IV

Item 14.    Exhibits and Reports on Form 10-K/A

  (a)    List of Documents Filed as Part of this Report:

    3.    List of Exhibits:

     4.5    Supplemental Indunture No. 4 dated as of October 8, 1998.

                         BOOTH CREEK SKI HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K/A
                          INDEX OF FINANCIAL STATEMENTS


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

                                                          ERNST & YOUNG LLP



Sacramento, California
December 18, 1998, except for
  the first paragraph of
  Note 5 for which the date is
  January 28, 1999

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                             October 30,     October 31,
                                                                1998            1997
                                                            ------------     -----------
                          ASSETS

Current assets:
  Cash .................................................     $       625       $     462
  Accounts receivable, net of allowance of $54 and
    $35, respectively...................................           1,573           1,528
  Inventories...........................................           4,370           3,059
  Prepaid expenses and other current assets.............           1,377           1,396
                                                            -------------     ----------
Total current assets....................................           7,945           6,445


Property and equipment, net.............................         156,469         123,639

Real estate held for development and sale...............          10,155          10,850

Deferred financing costs, net of accumulated amortization
  of $1,985 and $782, respectively......................           6,649           6,229

Timber rights and other assets..........................           7,428           7,402

Goodwill, net of accumulated amortization of $4,190 and
  $1,953, respectively..................................          29,900          31,851
                                                             ------------      ---------
Total assets............................................     $   218,546       $ 186,416
                                                             ============      =========


           LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Senior credit facility................................     $    17,143     $    15,000
  Current portion of long-term debt.....................           1,785             947
  Accounts payable and accrued liabilities..............          22,110          17,132
                                                             -----------     -----------
Total current liabilities...............................          41,038          33,079

Long-term debt..........................................         137,352         120,380

Other long-term liabilities.............................             145             196

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

                                                           1998          1997
                                                           ----          ----
                                                               (In thousands)

        Statement of operations data:
         Revenues.................................      $   115,495   $  97,825
         Income (loss) from operations............      $     5,114   $  (3,929)
         Net loss.................................      $   (14,758)  $ (21,241)
        Other data:
         EBITDA...................................      $    27,382   $  14,236
         Noncash cost of real estate sales........      $     3,721   $   2,370

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

7.  Income Taxes

    The income tax benefit (provision) consists of the following:

                                                             Year Ended
                                                    October 30,     October 31,
                                                       1998            1997
                                                    -----------     -----------
                                                           (In thousands)

        Current:
         Federal..............................       $      -       $     200
         State................................              -             (20)
                                                     ---------     -----------
                                                            -             180
                                                     =========     ============
        Deferred:

         Federal.............................               -           1,442
         State...............................               -             106
                                                     ---------    -----------
                                                            -           1,548
                                                     ---------    -----------
                                                     $      -     $     1,728
                                                     =========    ===========

                       BOOTH CREEK SKI HOLDINGS, INC.

7.  Income Taxes - (Continued)


    The difference between the statutory federal income tax rate and the effective tax rate is attributable to the following:

                                                           Year Ended
                                                   ---------------------------
                                                    October 30,     October 31,
                                                       1998            1997
                                                    ---------------------------
                                                           (In thousands)

    Tax benefit computed at federal statutory rate
     of 35% of pre-tax loss.....................     $     6,045     $   5,575
    Net change in valuation allowance...........          (6,073)       (3,691)
    Other, net...................................             28          (156)
                                                     ------------    ----------
                                                     $         -     $   1,728
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

10. Business Segments

    The Company currently operates in two business segments, Resorts and Real Estate and other. Data by segment is as follows:

                                                 October 30,     October 31,
                                                     1998          1997
                                              ---------------   -------------
                                                       (In Thousands)

        Revenue:
         Resorts.........................      $    97,248       $    68,136
         Real estate and other...........            7,608             3,671
                                              ---------------    ------------
                                               $   104,856       $    71,807
                                              ===============    ============

        Operating income (loss):
         Resorts............................. $    (1,201)       $    (1,628)
         Real estate and other...............       2,664                612
                                              --------------    -------------
                                              $     1,463        $    (1,016)
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
                                                    ===========      ==========

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Truckee, State of California, as of February 5, 1999.



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


Signature                          Title                         Date
---------                          ------                        ----

 /s/ GEORGE N. GILLETT           Chairman of the Board        February 5, 1999
-------------------------------  of Directors and Chief
  George N. Gillett              Executive Officer




 /s/ ELIZABETH J. COLE            Executive Vice President     February 5, 1999
--------------------------------  and Chief Financial
    Elizabeth J. Cole             Officer



 /s/ BRIAN J. POPE              Vice President of Accounting   February 5, 1999
------------------------------  and Finance (Chief Accounting
 Brian J. Pope                  Officer)