Form 10-Q
period 1999-01-29
BOOTH CREEK SKI HOLDINGS INC
filed 1999-03-15
CIK 1037253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
 (Mark One)
     x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 29, 1999

                                       OR

   []          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-26091

                         BOOTH CREEK SKI HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                             84-1359604
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                       Identification Number)

1000 South Frontage Road West, Suite 100                        81657
           Vail, Colorado                                     (Zip Code)
(Address of Principal Executive Offices)

                                 (970) 476-4030
              (Registrant's Telephone Number, Including Area Code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No [ ]

       As of February 26, 1999, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

                                TABLE OF CONTENTS



Item                                                                                                  Page Number
----

                         PART I - FINANCIAL INFORMATION

   1.    Financial Statements.............................................................................        1

   2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............        8

   3.    Quantitative and Qualitative Disclosures about Market Risk.......................................       17

                           PART II - OTHER INFORMATION

   1.    Legal Proceedings................................................................................       18

   3.    Defaults Upon Senior Securities..................................................................       20

   6.    Exhibits and Reports on Form 8-K.................................................................       21

Signatures................................................................................................       22



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                           January 29,        October 30,
                                                                               1999              1998
                                                                        -----------------   ---------------
                                ASSETS                                     (Unaudited)

Current assets:
   Cash .............................................................      $       2,214      $         625
   Accounts receivable, net of allowance of $53 and
     $54, respectively...............................................              2,345              1,573
   Inventories.......................................................              5,284              4,370
   Prepaid expenses and other current assets.........................              2,369              1,377
                                                                        -----------------   -----------------
Total current assets.................................................             12,212              7,945


Property and equipment, net..........................................            159,530            156,469
Real estate held for development and sale............................             10,249             10,155
Deferred financing costs, net of accumulated amortization
   of $2,314 and $1,985, respectively................................              6,523              6,649
Timber rights and other assets.......................................              8,421              7,428

Goodwill, net of accumulated amortization of $4,784 and $4,190,
   respectively......................................................             29,681             29,000
                                                                       -----------------    -----------------
Total assets.........................................................      $     226,616      $     218,546
                                                                       =================    =================

                 LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:

   Senior credit facility............................................      $      15,340      $      17,143
   Current portion of long-term debt.................................                989              1,785
   Accounts payable and accrued liabilities..........................             33,494             22,110
                                                                        -----------------   -----------------
Total current liabilities............................................             49,823             41,038

Long-term debt.......................................................            136,944            137,352

Other long-term liabilities..........................................                177                145


Commitments and contingencies


Preferred stock of subsidiary;  28,000 shares  authorized,
   20,000 shares issued  and  outstanding  at January 29, 1999
  (21,000  shares at October 30,  1998);
   liquidation preference
   and redemption value of $2,509 at January 29, 1999................              2,509              2,634


Shareholder's equity:

   Common stock, $.01 par value; 1,000 shares authorized,
     issued and outstanding..........................................                  -                  -
   Additional paid-in-capital........................................             72,000             72,000
   Accumulated deficit...............................................            (34,837)           (34,623)
                                                                           -----------------   -----------------
Total shareholder's equity...........................................             37,163             37,377
                                                                           -----------------   -----------------
Total liabilities and shareholder's equity...................              $     226,616      $     218,546
                                                                           =================   =================

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                               Three Months Ended
                                                                         ------------------------------
                                                                         January 29,         January 30,
                                                                             1999               1998
                                                                        --------------     --------------

                                                                                   (Unaudited)

Revenue:
   Resort operations...............................................      $      46,299      $      39,016

Operating expenses:
   Cost of sales - resort operations...............................             29,289             22,853
   Depreciation....................................................              4,207              3,029
   Amortization of goodwill........................................                594                564
   Selling, general and administrative expense.....................              7,071              3,949
                                                                         --------------     --------------
Total operating expenses...........................................             41,161             30,395
                                                                         --------------     --------------

Operating income...................................................              5,138              8,621

Other income (expense):
   Interest expense................................................             (4,968)            (4,087)
   Amortization of deferred financing costs........................               (329)              (279)
   Other income....................................................                  4                  -
                                                                          --------------     --------------
   Other income (expense), net.....................................             (5,293)            (4,366)

Income (loss) before minority interest.............................               (155)             4,255

Minority interest..................................................                (59)               (70)
                                                                          --------------     --------------
Net income (loss)..................................................      $        (214)     $       4,185
                                                                          ==============     ===============

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                Three Months Ended
                                                                         -------------------------------
                                                                         January 29,         January 30,
                                                                             1999               1998
                                                                         --------------    --------------
                                                                                   (Unaudited)


Cash flows from operating activities:

Net income (loss).................................................       $        (214)     $       4,185
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation.................................................               4,207              3,029
     Amortization of goodwill.....................................                 594                564
     Amortization of deferred financing costs.....................                 329                279
     Minority interest............................................                  59                 70
     Changes in operating assets and liabilities:
       Accounts receivable........................................                (772)              (110)
       Inventories................................................                (914)              (906)
       Prepaid expenses and other current assets..................                (992)            (1,668)
       Accounts payable and accrued liabilities...................              11,384              9,902
       Other long-term liabilities................................                  32                 55
                                                                         --------------      --------------
Net cash provided by operating activities.........................              13,713             15,400

Cash flows from investing activities:
Capital expenditures for property and equipment...................              (7,246)            (4,473)
Acquisition of businesses.........................................                (525)                 -
Capital expenditures for real estate held for development
   and sale.......................................................                 (94)                 -
Other assets .....................................................                (865)               439
                                                                          --------------    --------------
Net cash used in investing activities.............................              (8,730)            (4,034)

Cash flows from financing activities:
Net repayments of senior credit facility..........................              (1,803)            (8,500)
Principal payments of long-term debt..............................              (1,204)            (1,681)
Deferred financing costs..........................................                (203)                 -
Purchase of preferred stock of subsidiary and payment of dividends
                                                                                  (184)              (136)
                                                                           --------------    --------------
Net cash used in financing activities.............................              (3,394)           (10,317)
                                                                           --------------    --------------
Increase in cash..................................................               1,589              1,049

Cash at beginning of period.......................................                 625                462
                                                                           --------------    --------------
Cash at end of period.............................................        $      2,214       $      1,511
                                                                           ==============    ==============


                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 29, 1999


1. Organization, Basis Of Presentation and Summary of Significant Accounting Policies

     Booth Creek Ski Holdings, Inc. ("Booth Creek") was organized on October 8, 1996 in the State of Delaware for the purpose of acquiring and operating various ski resorts, including Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe ("Sierra"), Bear Mountain, Waterville Valley, Mt. Cranmore, the Summit at Snoqualmie Pass (the "Summit"), Grand Targhee and Loon Mountain.

     The consolidated financial statements include the accounts of Booth Creek and its subsidiaries (collectively referred to as the "Company"). Booth Creek owns all of the common stock of its subsidiaries. Ski Lifts, Inc. (the owner and operator of the Summit) has shares of preferred stock owned by third parties. All significant intercompany transactions and balances have been eliminated.

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

     The accompanying consolidated financial statements as of January 29, 1999 and for the three month periods ended January 29, 1999 and January 30, 1998 are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at January 29, 1999, and its operating results and cash flows for the three month periods ended January 29, 1999 and January 30, 1998. Due to the highly seasonal nature of the Company's business and the effect of acquisitions (Note 2), the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended October 30, 1998.

Reporting Periods

     The Company's reporting periods end on the Friday closest to the end of each month.

Costs of Computer Software Developed or Obtained for Internal Use

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, which has been adopted prospectively by the Company as of October 31, 1998, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed development, production and maintenance costs associated with computer software developed for internal use. The effect of adopting SOP 98-1 was to increase net income for the three months ended January 29, 1999 by approximately $56,000.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         BOOTH CREEK SKI HOLDINGS, INC.

2.   Acquisitions

Pro Forma Financial Information

     The Company acquired Loon Mountain on February 26, 1998, which has been included in the Company's results of operations since the date of acquisition. The following table represents unaudited pro forma financial information which presents the Company's consolidated results of operations for the three months ended January 30, 1998 as if the Loon Mountain acquisition and related financing transactions occurred on November 1, 1997.

                                                                                         Three Months Ended
                                                                                          January 30, 1998
                                                                                          -----------------
                                                                                          (In thousands)

     Statement of operations data:

       Revenue................................................                              $    45,773
       Operating income.......................................                              $    10,359
       Net income.............................................                              $     5,326
     Other data:
       EBITDA.................................................                              $    14,548


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

     The pro forma information does not purport to be indicative of results that actually would have occurred had the acquisition been made on the date indicated or of results which may occur in the future.

Proposed Seven Springs Acquisition

     On August 28, 1998, the Company, Booth Creek Ski Acquisition, Inc., a wholly-owned subsidiary of Booth Creek ("Acquisition Sub"), and Seven Springs Farm, Inc. ("Seven Springs"), the owner and operator of the Seven Springs Mountain Resort, a ski resort and conference center in Pennsylvania, entered into an Agreement of Merger (the "Merger Agreement"), pursuant to which the Company would acquire Seven Springs through the merger of Acquisition Sub with and into Seven Springs. The aggregate merger consideration and related payments will be approximately $83 million plus certain deferred payments, subject to certain price adjustments. The proposed acquisition is conditioned on the receipt of a judicial determination that the terms of a certain shareholders' agreement among Seven Springs and its shareholders (the "Seven Springs Shareholder Agreement") does not apply to the transactions contemplated by the Merger Agreement, as well as customary closing conditions. In connection with the proposed acquisition, certain shareholders of Seven Springs filed a lawsuit in the Court of Common Pleas of Somerset County, Pennsylvania against the Company, Acquisition Sub, and Seven Springs and certain of its directors, seeking a declaratory judgment, along with other relief including the rescission of the Merger Agreement. Plaintiffs allege that the terms of the Seven Springs Shareholder Agreement ban the consummation of the proposed acquisition. On October 29, 1998, the Court entered a final judgment denying Plaintiff's motion and has permitted the consummation of the transactions contemplated by the Merger Agreement. On December 28, 1998, the Plaintiff's filed an amended notice of appeal which is currently pending. While the Company believes that Seven Springs will prevail with its position that the Seven Springs Shareholders Agreement does not apply to the transactions contemplated by the Merger Agreement, no assurance can be made regarding the timing or outcome of this litigation.

                         BOOTH CREEK SKI HOLDINGS, INC.

3.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:


                                                                       January 29, 1999    October 30, 1998
                                                                       ----------------   -----------------
                                                                                    (In thousands)
     Accounts payable.............................................       $    13,440        $    10,652
     Accrued compensation and benefits............................             3,403              3,164
     Taxes other than income......................................             1,431                973
     Unearned income and deposits.................................             6,145              4,017
     Interest.....................................................             6,429              2,349
     Other........................................................             2,646                955
                                                                       -----------------  ------------------
                                                                         $    33,494        $    22,110
                                                                       =================  ==================


4.   Financing Arrangements

Senior Credit Facility

     The borrowing availability under the provisions of the Company's Amended and Restated Credit Agreement (the "Senior Credit Facility") is $25 million. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million in addition to certain amounts maintained by the Company in certain depository accounts with BankBoston, N.A., for a period of 60 consecutive days each year commencing between February 1 and February 28. The Company has obtained a waiver from the lender that reduced the period of time during which borrowings may not exceed $8 million to 20 consecutive days commencing between February 1 and February 28, 1999, and waives certain other covenant violations at January 29, 1999. Total borrowings outstanding under the Senior Credit Facility at January 29, 1999 were approximately $15.3 million, which bore interest at 7.75%.

Long-Term Debt

     As of January 29, 1999, the Company had outstanding $133.5 million aggregate amount of its senior debt securities (the "Senior Notes"). The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date.

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

                         BOOTH CREEK SKI HOLDINGS, INC.

4.       Financing Arrangements - (Continued)

Long-Term Debt - (Continued)

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

5.       Income Taxes

     Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no federal income tax benefit is expected for the year ended October 29, 1999 due to continued operating losses. Accordingly, during the quarter ended January 29, 1999, no federal income tax benefit has been provided.

6.       Subsequent Event

     On February 26, 1999, the Company experienced an electrical fire which destroyed the restaurant facility located at the peak of Northstar's ski terrain. Subject to minor deductibles, the property loss and business interruption are fully covered by insurance.

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

     Except for historical matters, the matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that certain factors below could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include: regional and national economic conditions, the successful or unsuccessful integration of acquired businesses, weather conditions, natural disasters (such as earthquakes), industry competition, governmental regulation and other risks associated with expansion and development, the occupancy of leased property and property used pursuant to the United States Forest Service permits, and the ability of the Company to make its information technology assets and systems year 2000 compliant and the costs of any modifications necessary in this regard.

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

      The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 123, 144, 145, and 105 days, respectively, during each of the last five ski seasons. The Company's Northstar, Sierra, Summit and Grand Targhee resorts are less weather-sensitive based on their historical natural snowfall, averaging approximately 326, 518, 422, and 512 inches of snowfall, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities are considerably less extensive than at Bear Mountain, Waterville Valley, Loon Mountain or Mt. Cranmore.

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

Results of Operations of the Company

     Overview

     The Company's results of operations are significantly impacted by weather conditions. Northstar, Sierra and Grand Targhee have experienced generally favorable snow conditions during the first half of the 1998/99 ski season. The Summit has experienced a prolonged period of continual snowfall, which has resulted in increased snow removal and other operating costs. The East experienced mild temperatures through mid December and rainfall on most weekends during January. These conditions negatively impacted snow conditions, terrain availability and skier days at Waterville Valley, Mt. Cranmore and Loon Mountain. While Bear Mountain enjoyed cold temperatures in early November which facilitated an early opening on man-made snow, the resort has suffered from a lack of natural snowfall through the end of January.

     Historical Three Months Ended January 29, 1999 as Compared to the Historical Three Months Ended January 30, 1998

     The Company's results of operations for the historical three months ended January 29, 1999 includes the results of all of the Company's resorts for the entire period. The results of operations for the historical three months ended January 30, 1998 excluded the results of Loon Mountain, which was acquired on February 26, 1998.

     Total revenue for the three months ended January 29, 1999 was $46,299,000, an increase of $7,283,000, or 19%, over the Company's revenues for the three months ended January 30, 1998. The increase is principally due to the inclusion of Loon Mountain in the 1999 period, which contributed $5,407,000 in revenues during the first quarter of fiscal 1999. In addition, Northstar and Sierra generated additional revenues of $530,000 and $196,000, respectively, due to improved yields. The Summit generated $1,503,000 in additional revenues due to an earlier opening and improved yields in its food and beverage, snow school and retail businesses. These gains were partially offset by reduced revenues at Waterville Valley and Mt. Cranmore due to unfavorable weather conditions in December and January. Bear Mountain realized increased revenues in November due to an earlier opening. However, the early season gains at Bear Mountain were eroded in January due to the continued lack of natural snowfall. Revenues for Grand Targhee were generally comparable between the periods.

     Total operating expenses for the three months ended January 29, 1999 were $41,161,000, an increase of $10,766,000 over the 1998 period. The principal causes of the increase are as follows:

                                                                                                   (In thousands)

     Total operating expenses - three months ended January 29, 1998..............                  $     30,395
     Acquisition of Loon Mountain:
       Cost of sales - resort operations.........................................                         3,431
       Selling, general and administrative.......................................                           588
       Depreciation and amortization.............................................                           605
                                                                                                 -----------------
                                                                                                          4,624
                                                                                                 -----------------
     Nonrecurring maintenance, operations, snow removal and severance costs, and costs associated with an earlier opening and revenue penetration efforts
       and new operations at the Summit..........................................                         1,982

     Costs of nonrecurring corporate initiatives and process improvements and costs
       associated with new management personnel and functional expertise.........                         1,236
     Increased depreciation due to higher average asset balances.................                           603
     Increased snowmaking costs at Bear Mountain due to the lack of natural
       snowfall..................................................................                           456
     Lease costs for three new lifts at the Summit and Bear Mountain.............                           247
     Labor associated with earlier openings at Northstar, Sierra and
       Bear Mountain.............................................................                           197
     Inflation, consistent accrual practices among resorts and other changes, net                         1,421
                                                                                                   ---------------

     Total operating expenses - three months ended January 29, 1999..............                  $     41,161
                                                                                                   ===============

     As reflected above, the inclusion of Loon Mountain in the 1999 period resulted in an increase of $4,624,000 in expenses as compared to the 1998 period.

     At the Summit, the Company incurred significant nonrecurring costs during the three months ended January 29, 1999 to appropriately prepare its facilities, vehicle and snow grooming fleet, communications infrastructure and processes and systems for the operation of the resort. In addition, record levels of snowfall have severely hampered operating efforts and resulted in significant increases in snow removal, grounds maintenance and related costs. The Company also accrued severance costs associated with certain personnel changes at the Summit. Management believes that approximately $1,000,000 of the cost increases at the Summit are of a nonrecurring nature and would not be incurred in a typical year of operation. Further, the resort opened thirteen days earlier for the 1998/99 ski season as compared to the prior season. Also, the resort has implemented various revenue penetration efforts and is operating a new ski school business that was previously operated by a third party, which have contributed to the cost increases at the Summit. The earlier opening, revenue penetration efforts and new ski school have generated an increase in revenues of $1,503,000 for the three months ended January 29, 1999 as compared to the 1998 period.

     The Company has been executing numerous nonrecurring efforts to improve its marketing collateral and database, establish strategic marketing alliances, introduce new service offerings, install public relations channels, implement enhanced guest service training for employees, institute performance management systems and evaluate technology related tools and methodologies. Further, the Company has been conducting system and process improvements in substantially all key administrative and operations areas. Management believes that approximately $500,000 of the increased corporate spending is of a nonrecurring nature. The Company has also added certain key corporate personnel and functional expertise to enhance its management team. Management believes that the nonrecurring initiatives, process improvements and personnel additions have begun to favorably impact the Company's operations through improved yields and higher guest service survey scores, and will positively impact the Company's financial performance in future periods.

     Interest expense for the three months ended January 29, 1999 totaled $4,968,000, an increase of $881,000 over the Company's interest expense for the three months ended January 30, 1998, reflecting generally higher levels of borrowings in the 1999 period due principally to debt incurred to finance the Loon Mountain acquisition.

     Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no federal income tax benefit is expected for the year ended October 29, 1999 due to continued operating losses. Accordingly, during the three months ended January 29, 1999, no federal income tax benefit has been provided.

     Historical Three Months Ended January 29, 1999 as Compared to the Pro Forma Three Months Ended January 30, 1998

     The following unaudited pro forma results of operations of the Company for the three months ended January 30, 1998 assume that the Loon Mountain acquisition and related financing had occurred on November 1, 1997. These unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.


                                                                            Historical three     Pro forma three
                                                                              months ended        months ended
                                                                           January 29, 1998     January 30, 1998
                                                                            -----------------   ----------------
                                                                                       (In thousands)

     Statement of Operations Data:
       Revenue:
         Resort operations.............................................       $      46,299       $      45,773

       Operating expenses:
         Resort operations.............................................              36,360              31,225
         Depreciation and amortization.................................               4,801               4,189
                                                                              ---------------     -------------
       Operating income................................................               5,138              10,359
       Interest expense and other, net.................................               5,293               4,963
                                                                              ---------------     -------------
       Income (loss) before minority interest..........................                (155)              5,396
       Minority interest...............................................                  59                  70
                                                                              ---------------     -------------
       Net income (loss)...............................................       $        (214)      $       5,326
                                                                              ===============     =============
     Other Data:
       EBITDA..........................................................       $       9,939       $      14,548


     Total historical revenues for the three months ended January 29, 1999 were $46,299,000, an increase of $526,000, or 1%, over the comparable pro forma period in 1998. Total skier days for the three months ended January 29, 1999 were 1,046,000, a decrease of 35,000 days, or 3%, over the comparable pro forma period in 1998. Skier day improvements at the Summit due to an earlier opening were offset by reduced skier days at the Eastern resorts. Northstar and Sierra generated increased revenues of $530,000 and $196,000, respectively, due to improved yields. Revenues for the Summit increased by $1,503,000 due to an earlier opening, increased skier visits and improved yields in its food and beverage, snow school and retail businesses. Revenues for Waterville Valley, Mt. Cranmore and Loon Mountain declined by $408,000, $129,000 and $1,359,000, respectively, due to poor early season conditions and reduced skier days at these resorts. The declines in revenues for the Eastern resorts due to lower skier days were partially offset by improved yields in ticketing and ancillary services such as ski rental, food and beverage and retail operations. Bear
Mountain realized increased revenues in November due to an earlier opening. However, the early season gains were eroded in January due to the continued lack of natural snowfall. Revenues for Grand Targhee were generally comparable between the periods.

     Historical resort operating expenses, excluding depreciation and amortization, for the three months ended January 29, 1999 were $36,360,000, an increase of $5,135,000, or 16%, over the comparable pro forma period in 1998. Increased costs of operations at the Summit of $1,982,000 and higher corporate expenses of $1,236,000 for nonrecurring corporate initiatives, process improvements and new management personnel as previously discussed were the principal contributors to the increase. Increased snowmaking costs at Bear Mountain of $456,000 due to the lack of natural snowfall, lease costs in the amount of $247,000 for three new lifts at the Summit and Bear Mountain, $197,000 of incremental labor costs associated with earlier openings at Northstar, Sierra and Bear Mountain and normal inflationary impacts also contributed to the increase.

     Historical depreciation and amortization for the three months ended January 29, 1999 was $4,801,000. The increase of $612,000 or 15% over the 1998 pro forma period was due to higher average asset balances in the 1999 period.

     Net interest expense for the historical three months ended January 29, 1999 totaled $5,293,000, an increase of $330,000 or 7% from the comparable pro forma period in 1998. The increase was principally due to interest expense on borrowings under the Senior Credit Facility used to fund capital expenditures, maintenance activities and normal seasonal working capital requirements in the off-season period prior to the start of the 1998/99 ski season.

Liquidity and Capital Resources

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility currently provides for borrowing availability of up to $25 million during the term of such facility, which expires November 15, 1999. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to certain amounts maintained by the Company in certain depository accounts with BankBoston, N.A., for a period of 60 consecutive days each year commencing between February 1 and February 28. The Company has obtained a waiver from the lender that reduces the period of time during which borrowings may not exceed $8 million to 20 consecutive days commencing between February 1 and February 28, 1999, and waives certain other covenant violations at January 29, 1999. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities, to build retail and other inventories prior to the start of the ski season and for other cash requirements. As of January 29, 1999 and February 28, 1999, outstanding borrowings under the Senior Credit Facility totaled approximately $15.3 million and $5.8 million, respectively.

     While the Company's ski resorts typically generate significant amounts of cash during the ski season, the Company had a working capital deficit of $37.6 million as of January 29, 1999 which will negatively affect liquidity during the remainder of 1999.

     The Company generated cash from operating activities of $13.7 million for the three months ended January 29, 1999 as compared to $15.4 million for the three months ended January 30, 1998. This decrease is principally due to the reduced earnings for the quarter ended January 29, 1999 as compared to the 1998 period.

     Cash used in investing activities totaled $8.7 million and $4 million for the three months ended January 29, 1999 and January 30, 1998, respectively. The results for the 1999 and 1998 periods primarily reflect capital expenditures for the purchase of property and equipment.

     Cash used in financing activities totaled $3.4 million and $10.3 million for the three months ended January 29, 1999 and January 30, 1998, respectively. The results for the 1999 and 1998 periods primarily reflect repayments on the Senior Credit Facility and long-term debt.

     The Company's capital expenditures for property and equipment for the three months ended January 29, 1999 were approximately $7.2 million. Management anticipates that remaining capital expenditures for property and equipment in fiscal 1999 and fiscal 2000 will be approximately $14 million in the aggregate, including approximately $4 million in resort maintenance for each year. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture and borrowings under the Senior Credit Facility. Commitments for future capital expenditures through fiscal 1999 totaled approximately $3.3 million at January 29, 1999.

     Management believes that there is a considerable degree of flexibility in the timing (and, to a lesser degree, the scope) of its capital expenditure program, and even greater flexibility as to its real estate development objectives. While the capital expenditure program described above is regarded by management as important, both as to timing and scope, discretionary capital spending above maintenance levels can be deferred, in some instances for substantial periods of time, in order to address cash flow or other constraints. With respect to the Company's potential real estate development opportunities, management believes that such efforts will enhance ski-related revenues and will contribute independently to earnings. In addition, with respect to significant development projects, the Company anticipates entering into joint venture arrangements that would reduce infrastructure and other development costs. Nonetheless, existing lodging facilities in the vicinity of each resort are believed to be adequate to support current skier volumes and a deferral or curtailment of development efforts is not regarded by management as likely to adversely affect skier days and ski-related revenues or profitability. The

Company also believes that its current infrastructure is sufficient, and that development of real estate opportunities is not presently necessary to support its existing operations.

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

     The Company is currently performing an assessment of the necessary efforts to make its primary ticketing and sales system year 2000 compliant, and expects to complete this assessment by April 1999. The cost of necessary modifications to the ticketing and sales software will be expensed as incurred. Purchases of replacement hardware, if any, will be capitalized. The expected cost of necessary software modifications and hardware replacements is not currently known.

     The Company has commenced a program to ensure that significant vendors and service providers with which it does business are year 2000 compliant. In addition, the Company is conducting an assessment of its operating assets to determine whether there will be any significant financial impacts to ensure year 2000 compliance for such assets.

     The Company intends to complete its year 2000 assessments and remediation program by the third calendar quarter of 1999. However, if the Company or its vendors are unable to resolve the year 2000 issue in a timely manner, or the Company's assessment of the extent of year 2000 issues surrounding its IT systems, operating assets or significant vendors or service providers are incorrect, the year 2000 issue could have a material impact on the operations of the Company. The Company does not presently have a contingency plan in the event its year 2000 compliance program is unsuccessful or not completed on a timely basis.

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

Regulation and Legislation

     The Company's operations are dependent upon its ownership or control over the real property constituting each resort. The real property presently used at the Northstar and Mt. Cranmore resorts is owned by the Company. The Company has the right to use a substantial portion of the real property associated with the Bear Mountain, Sierra, Summit, Grand Targhee, Loon Mountain and Waterville Valley resorts under the terms of Special Use Permits issued by the United States Forest Service. The Special Use Permits for the Bear Mountain, Sierra, Waterville Valley, the Summit and Grand Targhee resorts were reissued at the time of the Company's acquisition of such resorts, with the Bear Mountain permit expiring in 2020, the Sierra permit expiring in 2008, the Waterville Valley permit expiring in 2034, the Summit permit expiring in 2032 and the Grand Targhee permit expiring in 2034.

     A substantial portion of the real property associated with the Loon Mountain resort is likewise used under United States Forest Service permits. In 1993, the United States Forest Service authorized various lift, trail and snowmaking improvements on Loon Mountain and an expansion onto South Mountain. In 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") overturned this authorization on the ground that the United States Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). Certain improvements, including a snowmaking pipeline, and part of the expansion had been constructed before the First Circuit ruled. On May 5, 1997, the United States District Court for the District of New Hampshire (the "District Court") entered a stipulated order which authorized existing improvements to remain in place and existing operations to continue but generally prohibited future construction, restricted use of a major snowmaking water source, and required certain water discharge permits to be pursued, pending United States Forest Service reconsideration of the projects under NEPA. In a December 4, 1998 filing, the United States Forest Service targeted the Fall of 1999 for issuance of a draft NEPA document regarding the improvements and the proposed expansion and stated that it intended to combine such NEPA review with review of the existing snowmaking pipeline. The District Court entered a final order on December 11, 1998 specifying that the conditions imposed on operations at Loon Mountain in the May 5, 1997 order will remain in effect until the United States Forest Service completes its NEPA review and issues a new decision. On February 12, 1999, the District Court agreed that the United States Forest Service may combine its evaluation and analysis of the existing snowmaking pipeline with its NEPA review of the improvements and proposed expansion.

     In August  1997,  the United  States  Forest  Service  authorized  the Loon

Mountain resort to construct a new snowmaking pipeline across permitted land. The United States Forest Service found that such construction was consistent with the District Court order and enabled the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline was completed, its use was challenged by private parties who asserted that the United States Forest Service violated NEPA. On January 20, 1998, the District Court issued a decision finding that the United States Forest Service violated NEPA in failing to address the potential for the new pipeline to increase the amount of snow made and any associated environmental effects. On March 10, 1998, the District Court issued a series of further orders which, among other things, direct the United States Forest Service to re-evaluate the pipeline, allow such re-evaluation to proceed separate from and prior to the United States Forest Service's reconsideration of the larger expansion, and enjoin the Loon Mountain Resort from using the pipeline pending further action by the court. On July 2, 1998, the United States Forest Service issued a new decision approving the pipeline and addressing its potential to increase the amount of snow made. This decision was challenged by several private parties, who again, asserted that it violated NEPA. The United States Forest Service subsequently withdrew its decision authorizing the pipeline to conduct further review and the District Court consolidated the lawsuits concerning the pipeline. On November 19, 1998, the District Court modified the injunction precluding use of the pipeline to permit Loon Mountain Resort to use the pipeline to withdraw and convert 159.7 million gallons of water per ski season into snow while the United States Forest Service further reviews the pipeline under NEPA. On February 12, 1999, the District Court dismissed the consolidated lawsuit concerning the pipeline in light of the United States Forest Service's decision to combine review of the pipeline's construction and operation with its NEPA review of the improvements and proposed expansion.

     Existing use of Loon Mountain is authorized under a Term Special Use Permit, which covers facilities and expires in 2006, and a supplemental permit, which covers the balance of Loon Mountain; existing non-skiing use of South Mountain is authorized under an annual permit issued by the United States Forest Service that is expected to be reissued each year. After the United States Forest Service reconsiders the pipeline improvements and expansion under NEPA, it will need to render a new decision and, if appropriate, issue a new permit. At that time, the District Court order will terminate. Based upon the existing administrative record, and certain proposed modifications to the resort's snowmaking operations which are intended to better protect water resources, the Company expects that the pipeline improvements and expansion will be approved by the United States Forest Service. However, no assurance can be given regarding the timing or outcome of this process.

     The United States Forest Service has the right to approve the location, design and construction of improvements in permit areas and many operational matters at resorts with permits. Under the permits, the Company is required to pay fees to the United States Forest Service. Under recently enacted legislation, retroactively effective to the 1995/96 ski season, the fees range from 1.5% to approximately 4.0% of certain revenues, with the rate generally rising with increased revenues. Through fiscal 1998, the Company is required to pay the greater of (i) the fees due under the new legislation and (ii) the fees actually paid for the 1994/95 ski season unless gross revenue in a ski season falls more than 10% below that of the 1994/95 ski season in which case the fees due are calculated solely under the new legislation. The calculation of gross revenues includes, among other things, revenue from lift ticket, ski school lesson, food and beverage, rental equipment and retail merchandise sales. Total fees paid to the United States Forest Service by the Company during the year ended October 30, 1998 were $1,014,000. The new legislation is not expected to have a material effect on fees payable in future periods.

     The Company believes that its relations with the United States Forest Service are good, and, to the best of its knowledge, no Special Use Permit for any major ski resort has ever been terminated by the United States Forest Service. Prior to permit termination, the United States Forest Service would be required to notify the Company of the grounds for such action and to provide it with reasonable time to correct any curable non-compliance.

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

     The operations at the resorts require permits and approvals from certain federal, state and local authorities. In addition, the Company's operations are heavily dependent on its continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of its facilities, and otherwise to conduct its operations. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies will not occur in a manner that could have a detrimental effect on the Company, or that material permits, licenses or agreements will not be canceled, not renewed, or renewed on terms materially less favorable to the Company. Major expansions of any one or more resorts could require, among other things, the filing of an environmental impact statement or other documentation with the United States Forest Service and state or local governments under NEPA and certain state or local NEPA counterparts if it is determined that the expansion may have a significant impact upon the environment. Although the Company has no reason to believe that it will not be successful in implementing its operations and development plans, no assurance can be given that necessary permits and approvals will be obtained.

     The Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation. However, at Grand Targhee, the Wyoming Department of Environmental Quality (the "DEQ") has issued the Resort a Notice of Violation of state water pollution requirements based on alleged discharge from a wastewater lagoon without a permit. The Company has entered into an negotiated compliance order with the DEQ requiring construction and operation of a new wastewater facility at a cost of approximately $1 million. The Company has substantially completed the construction of the new wastewater facility and is awaiting final approval of the facility by the DEQ.

     Pursuant to the air emissions reduction program currently in effect in the area regulated by the South Coast Air Quality Management District in California where Bear Mountain is located, Bear Mountain will be required to "bank" emission credits from other facilities which have already implemented nitrogen oxide emission reductions. The Company may purchase "banked" emission credits in a one-time transaction at the current market rate of approximately $700,000 or over time up to the year 2010 at prevailing market rates.

     Bear Mountain has a water supply contract for 500 acre-feet per year with Big Bear Municipal Water District executed January 8, 1988, the initial fifteen-year term of which expires on January 7, 2003. Big Bear Municipal Water District's primary source of water is from a portion of the water in Big Bear Lake shared with Bear Valley Mutual Water Company, the senior water rights holder. The water supply contract provides for water primarily for snow making and slope irrigation purposes. The obligation of Big Bear Municipal Water District to supply water is excused only if the level of Big Bear Lake recedes below 6,735.2 feet above sea level or eight feet below the top of Big Bear Lake Dam. Bear Valley Mutual Water Company recently claimed that its rights in the lake are not subject to Big Bear Municipal Water District's obligation to supply water to Bear Mountain. This claim is vigorously contested by all interested parties including Bear Mountain and a two-year moratorium agreement between Bear Valley Mutual Water Company and Big Bear Municipal Water District was executed in November 1998, which withdraws Bear Valley's claim for two years while the issues between Bear Valley and Big Bear Municipal are worked out. This allows continued service to Bear Mountain on an uncontested basis during the moratorium period. The Company expects that the issue will be resolved favorable to the interests of Bear Mountain because of its contribution to the local economy, the strength of its contract rights with Big Bear Municipal Water District and the alternate sources of water supply that are available. It should be noted the foregoing is premised on normal conditions prevailing and the absence of droughts, earthquakes, dam failure or other types of similar calamities that impact the ability to obtain or supply water. No assurance can be made regarding the outcome of this situation or the timing negotiations during the next two years.

     Pursuant to the decision of the First Circuit and the order of the District Court the Loon Mountain Resort has applied to the Environmental Protection Agency ("EPA") for a Clean Water Act (the "CWA") discharge permit covering discharges associated with its snowmaking operations. Certain ongoing discharges are authorized by the District Court order pending final action on the permit and subject to the District Court's reserved power to modify such approval to address any resulting environmental issues. The EPA issued a discharge permit prior to the 1998/99 ski season.

     Certain regulatory approvals associated with the new snowmaking pipeline at Loon Mountain impose minimum stream flow requirements on Loon Mountain Resort.

These requirements will compel Loon Mountain Resort to construct water storage facilities within the next ten years, and such construction will require further regulatory approvals and environmental documentation under NEPA.

     In addition, the Loon Mountain Resort was notified in September 1997 that it had allegedly filled certain wetlands at the resort in violation of the CWA. In response, the Loon Mountain Resort worked with the EPA to remove the alleged fill and implement certain erosion control measures. On January 15, 1998, an individual notified the EPA, the Loon Mountain Resort, and certain other persons that he intended to initiate a lawsuit under the CWA regarding the alleged wetland violation. On February 2, 1998, the EPA wrote to such individual stating that the alleged fill had been removed and that the EPA does not believe there is a continuing violation at the site. The Company does not have any further notice of a threatened action since the September 1997 notice. While the Company believes that such position would prevail in any lawsuit, no assurance can be given regarding any outcome.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK

     There have been no material changes in information relating to market risk since the Company's disclosure in Item 7a. of the Company's Annual Report on Form 10-K for the year ended October 30, 1998 as filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     On March 25, 1997, Killington West, Ltd., a California corporation formerly known as Bear Mountain, Ltd. ("Killington"), filed a breach of contract lawsuit in the Superior Court of the State of California (County of San Bernardino) against Fibreboard Corporation ("Fibreboard") and Bear Mountain, Inc. The
lawsuit  alleges that  Fibreboard and Bear Mountain,  Inc.  breached a change in control provision in the asset purchase agreement dated October 6, 1995 (the "Original Bear Mountain Agreement") among Killington, Fibreboard and Bear Mountain, Inc., pursuant to which Bear Mountain, Inc. acquired the Bear Mountain ski resort from Killington. In connection with the Company's acquisition of Bear Mountain, Inc. in December 1996, the Company obtained from Fibreboard indemnification for any claim that might be made by Killington, and further, required that $1 million of the purchase price be held in escrow pending the outcome of any potential disputes with Killington. Fibreboard has acknowledged its obligation to indemnify Bear Mountain, Inc. with respect to the Killington lawsuit and has commenced the defense of such lawsuit on behalf of Fibreboard and Bear Mountain, Inc., however, no assurances can be given regarding the outcome of this litigation.

     In connection with the Loon Mountain acquisition, certain shareholders (the "Plaintiffs") of Loon Mountain Recreation Corporation filed lawsuits in New Hampshire state court against Loon Mountain Recreation Corporation ("LMRC") and its former directors, alleging breach of fiduciary duty, and against the Company, alleging that the Company failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute"). Prior to the filing of the lawsuit against the Company, the Company had sought and received a "no action" order from the Bureau of Securities Regulation, New Hampshire Department of State (the "Bureau") finding that the Takeover Statute was inapplicable to the proposed merger. The two lawsuits were consolidated in the Superior Court in Grafton County, New Hampshire. The Plaintiffs' initial request for a preliminary injunction prohibiting the Company (or its affiliates) from proceeding with the Loon Mountain Acquisition based on allegations that the Company failed to comply with the Takeover Statute was denied on October 28, 1997. Before the litigation proceeded further, both parties amended the merger agreement relating to the Loon Mountain Acquisition. The Company then sought and obtained an additional order by the Bureau that the Takeover Statute did not apply. On January 30, 1998, the Company filed its answer to the Plaintiffs' petition and, on February 10, 1998, filed a motion to dismiss the action against the Company under the Takeover Statute in its entirety, asserting, inter alia, that the Takeover Statute did not apply to the transaction as a matter of law. On June 11, 1998, the Court denied the Company's motion to dismiss. On July 2, 1998, the Company filed a motion to reconsider the Court's decision. On August 1, 1998, the Court granted the Company's motion for reconsideration and dismissed Plaintiffs' claims under the Takeover Statute. Plaintiffs filed a motion for reconsideration as to the Court's dismissal of the Takeover Statute claim which was denied on October 1, 1998, and Plaintiffs have appealed the dismissal of their Takeover Statute claim to the New Hampshire Supreme Court. Plaintiffs' breach of fiduciary duty action against LMRC and its directors remains pending. Plaintiffs have conducted limited discovery and a trial date has not been set. On December 15, 1998, Plaintiffs moved to amend their complaint to allege a cause of action seeking money damages against the Company, LMRC and the former LMRC directors for breach of fiduciary duty and omissions and misrepresentations in connection with the approval of the Loon Mountain acquisition and the solicitation of proxies from the LMRC shareholders to approve the transaction. Plaintiffs' potential remedies include monetary damages for the directors' alleged failure to maximize the consideration to LMRC shareholders and/or failing to properly disclose material information to LMRC shareholders in connection with the Loon Mountain acquisition. If Plaintiffs are successful in pursuing their claims against the former LMRC directors, LMRC has certain indemnity obligations to the former directors and is currently involved in such directors' defense. The Company may have available to it as a defense the exclusive remedy provisions of the New Hampshire statute on dissenters' rights, which rights, as described below, the Plaintiffs have exercised. While management of the Company believes that the former LMRC directors will prevail against Plaintiffs' claims and appeals, no assurance can be given regarding the outcome of the above described litigation.

     In connection with the Loon Mountain acquisition, Plaintiffs exercised dissenters' rights under the New Hampshire Business Corporation Act (the "NHBCA"). Under the statutory procedure for settling the Plaintiffs' dissenters' rights, LMRC paid Plaintiffs an aggregate of $34,436, or $30.61 per share, as its estimate of the fair value of their 1,125 shares. Plaintiffs demanded additional payments necessary to compensate them for the $71.38 per share price, plus interest, which they have asserted as the fair value of their shares. Pursuant to the NHBCA, LMRC commenced a proceeding in the Grafton County New Hampshire Superior Court on July 20, 1998 seeking a judicial appraisal of the value of Plaintiffs' shares in LMRC. On September 30, 1998, Plaintiffs moved to dismiss the appraisal proceeding on the grounds that LMRC's payments to them were untimely and that the accompanying notice omitted certain required information. The court denied the Plaintiff's motion to dismiss on December 14, 1998. LMRC anticipates that discovery will commence in the first half of 1999. While the Company believes that the amount paid to the Plaintiffs prior to the commencement of the appraisal proceeding represents the fair value of their shares, there can be no assurance as to the value which the appraisal proceeding will assign to the Plaintiffs 1,125 shares.

     In 1995, an individual sued the United States Forest Service in the United States District Court for the District of New Hampshire (the "District Court") alleging that the United States Forest Service had violated NEPA, the Clean Water Act (the "CWA"), and an executive order in 1993 approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened. The District Court entered summary judgment for the United States Forest Service on all claims and the original plaintiff along with an intervening party appealed. In December 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") reversed the District Court and ruled that the United States Forest Service must reconsider certain environmental issues under the National Environmental Policy Act ("NEPA ") and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. On May 5, 1997, later finalized December 11, 1998, the District Court entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any associated pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the United States Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the 1993 United States Forest Service decision to their preexisting condition if not ultimately approved by the United States Forest Service. This order will remain in effect until the supplemental NEPA process is completed and the United States Forest Service issues a new special use permit. The Company has received a CWA permit for its snowmaking system, and the United States Forest Service currently expects to issue draft NEPA documentation in the Fall of 1999. However, no assurance can be provided on the timing, terms or outcome of this proceeding.

     Following the First Circuit's decision, the plaintiffs filed a motion with the District Court asking it to impose a civil penalty under the CWA of $5,550,125 and attorney's fees and costs against LMRC for unpermitted discharges into Loon Pond without a discharge permit during its snowmaking operations in the 1996/97 ski season and preceding years. The discharge at issue involves water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into Loon Pond. In connection with the Loon Mountain acquisition, the Company obtained environmental pollution insurance for $4,500,000 of coverage above a $1.2 million deductible to cover any penalties, fees, and costs that the court assesses against LMRC. LMRC asserted defenses to the merits and amount of penalty sought. In a December 11, 1998 final order, the District Court dismissed the claim for civil penalties and attorney's fees under the CWA on grounds of mootness and standing. One of the plaintiffs filed a notice of appeal on January 8, 1999 to appeal the final order to the First Circuit but has not yet identified issues on appeal. No assurances can be given regarding the outcome of this litigation.

     On August 29, 1997, the plaintiffs filed a second lawsuit against the United States Forest Service in the District Court alleging that the United States Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. Another party intervened as plaintiff, and LMRC intervened as defendant. The United States Forest Service and LMRC asserted various defenses. On January 20, 1998, the District Court held that the pipeline may be analyzed and approved by the United States Forest Service separately from the South Mountain expansion, but that the United States Forest Service violated NEPA by failing to consider the potential environmental effects of the alleged increase in snowmaking capacity. On March 10, 1998, the District Court issued a series of further orders which establish a schedule for the United States Forest Service's reconsideration of the pipeline and any resulting challenges, deny plaintiffs' request that such reconsideration be deferred until the United States Forest Service's decision on the larger expansion, and enjoin Loon Mountain from using the pipeline pending further action by the Court. Three of the plaintiffs have appealed the District Court's denial of their claim that reconsideration of the pipeline be deferred until the United States Forest Service's decision on the larger expansion, but briefing on these appeals has not yet commenced in the First Circuit.

     On July 2, 1998, the United States Forest Service issued a new decision reauthorizing the pipeline and addressing the potential environmental effects of the projected increase in snowmaking capacity. Three of the prior plaintiffs filed challenges to this decision with the District Court, alleging that it, too, violated NEPA. The United States Forest Service subsequently withdrew its decision authorizing the pipeline to conduct further review under NEPA.

     On August 20, 1998, two of the plaintiffs who have challenges to the new pipeline decision pending before the District Court, filed a separate lawsuit against the United States Forest Service in the same court challenging the pipeline decision on the same grounds, as well as additional grounds that another party has asserted in that case or that are identical to claims that the District Court addressed in its January 20, 1998 decision. The District Court consolidated the new lawsuit with the existing action on the pipeline on November 19, 1998. That same day, the District Court modified the injunction precluding Loon Mountain from using the pipeline to permit Loon Mountain to use the pipeline to withdraw and convert 159.7 million gallons of water per ski season into snow until the United States Forest Service completes its environmental review of the pipeline. On December 4, 1998, the United States Forest Service filed a Notice of Administrative Action stating that it intends to combine its NEPA review of the pipeline with the NEPA review of the improvements and proposed expansion at Loon Mountain. The United States Forest Service currently expects to release a draft NEPA document for public comment on the pipeline, the improvements, and the proposed expansion in Fall 1999. No assurances can be given regarding the timing or outcome of this process or the litigation on the pipeline.

     The plaintiffs in the Loon Mountain pipeline litigation have stated that they intend to seek attorney fees in the combined amount of $52,965. One plaintiff has indicated that he will claim $23,581 in attorney's fees against LMRC on grounds of bad faith. The other plaintiffs have not ruled out claims for attorney's fees against LMRC. The Company believes LMRC has substantial defenses in the event claims for attorney's fees are filed, however, it cannot guarantee any particular result.

     On August 1, 1997, two plaintiffs filed a lawsuit against the Town of Lincoln Planning Board (the "Lincoln Planning Board") and LMRC in the Grafton County Superior Court in the State of New Hampshire alleging that the Lincoln Planning Board had improperly approved various facilities associated with the snowmaking pipeline. On September 30, 1997, LMRC moved to dismiss the claims against it, but sought to remain in the case as in intervenor. Also on September 30, 1997, the Lincoln Planning Board answered the complaint, denying most of the allegations and raising various defenses. On February 23, 1998, the court granted LMRC's motion to dismiss. However, in the event that the plaintiffs are successful, the Lincoln Planning Board would be requested to reconsider the facilities and issue a new decision. No assurance can be given regarding the outcome or timing of this litigation or any resulting Lincoln Planning Board review.

     In connection with the Seven Springs acquisition certain shareholders of Seven Springs filed a lawsuit in the Court of Common Pleas of Somerset County, Pennsylvania against the Company, Acquisition Sub, and Seven Springs and certain of its directors, seeking a declaratory judgment, along with other relief including the rescission of the Merger Agreement by and among the Company, Acquisition Sub and Seven Springs. Plaintiffs allege that the terms of the Seven Springs Shareholder Agreement ban the consummation of the Seven Springs acquisition. On October 29, 1998, the court entered a final judgment denying Plaintiff's motion and has permitted the consummation of the transactions contemplated by the Merger Agreement. On December 28, 1998, the Plaintiff's filed an amended notice of appeal which is currently pending. While the Company believes that Seven Springs will prevail with its position that the Seven Springs Shareholders Agreement does not apply to the transactions contemplated by the Merger Agreement, no assurance can be made regarding the timing or outcome of this litigation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     There has been no material default with respect to any of the Company's senior securities which has not been waived or cured.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Exhibit No.                                        Description of Exhibit

         10                                          Waiver    Agreement   dated
                                                     March 12,  1999,  to Credit
                                                     Agreement   dated   as   of
                                                     October   30,   1998  among
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

         27                                          Financial Data Schedule

     b. Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended January 29, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                              BOOTH CREEK SKI HOLDINGS, INC.
                                                     (Registrant)


                                        By: /s/ ELIZABETH J. COLE
                                            ---------------------------------
                                            Elizabeth J. Cole
                                            Executive Vice President and
                                            Financial Officer


                                        By: /s/ BRIAN J. POPE
                                            ---------------------------------
                                               Brian J. Pope
                                            Vice President of Accounting and
                                             Finance,
                                            (Chief Accounting Officer)



March 12, 1999