Form 10-Q
period 1999-04-30
BOOTH CREEK SKI HOLDINGS INC
filed 1999-06-14
CIK 1037253

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-Q
 (Mark One)
     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1999

                                       OR

     [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 333-26091

                         BOOTH CREEK SKI HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                   84-1359604
    (State or Other Jurisdiction                     (I.R.S. Employer
  of Incorporation or Organization)               Identification Number)

  1000 South Frontage Road West,                           81657
             Suite 100                                  (Zip Code)
          Vail, Colorado
  (Address of Principal Executive
              Offices)

                                 (970) 476-4030
              (Registrant's Telephone Number, Including Area Code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    As of May 28, 1999, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.
===============================================================================

                              TABLE OF CONTENTS


Item                                                           Page Number
----                                                           -----------
                        PART I - FINANCIAL INFORMATION

 1.   Financial Statements.......................................    1

 2.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations..................................    8

 3.   Quantitative and Qualitative Disclosures about Market Risk.   19


                          PART II - OTHER INFORMATION

 1.   Legal Proceedings..........................................   20

 3.   Defaults Upon Senior Securities............................   21

 6.   Exhibits and Reports on Form 8-K...........................   22

Signatures.......................................................   23

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                     April 30,      October 30,
                                                        1999           1998
                                                 --------------- ---------------
                  ASSETS                           (Unaudited)

Current assets:
  Cash ......................................   $           798 $           625
  Accounts receivable, net of allowance
   of $57 and $54, respectively .............             1,992           1,573
  Inventories ...............................             2,642           4,370
  Prepaid expenses and other current
   assets ...................................             1,128           1,377
                                                --------------- ---------------
Total current assets ........................             6,560           7,945

Property and equipment, net .................           157,605         156,469
Real estate held for development and sale ...            10,602          10,155
Deferred financing costs, net of
  accumulated amortization of $2,621 and
  $1,985, respectively ......................             6,445           6,649
Timber rights and other assets ..............             8,659           7,428
Goodwill, net of accumulated amortization
  of $5,380 and $4,190, respectively ........            29,230          29,900
                                                --------------- ---------------
Total assets ................................   $       219,101 $       218,546
                                                =============== ===============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Senior credit facility ....................   $        12,783 $        17,143
  Current portion of long-term debt .........             1,257           1,785
  Accounts payable and accrued liabilities ..            20,386          22,110
                                                --------------- ---------------
Total current liabilities ...................            34,426          41,038

Long-term debt ..............................           136,306         137,352

Other long-term liabilities .................                58             145

Commitments and contingencies

Preferred stock of subsidiary; 28,000
  shares authorized, 19,000 shares issued
  and outstanding at April 30, 1999
  (21,000 shares at October 30, 1998);
  liquidation preference and redemption
  value of $2,383 at April 30, 1999 .........             2,383           2,634

Shareholder's equity:
  Common stock, $.01 par value; 1,000
   shares authorized, issued and
   outstanding ..............................              --              --
  Additional paid-in capital ................            72,000          72,000
  Accumulated deficit .......................           (26,072)        (34,623)
                                                --------------- ---------------
Total shareholder's equity ..................            45,928          37,377
                                                --------------- ---------------
Total liabilities and shareholder's
  equity ....................................   $       219,101 $       218,546
                                                =============== ===============

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                        Three Months Ended   Six Months Ended
                                        ------------------  ------------------
                                        April 30,   May 1,  April 30,   May 1,
                                          1999      1998      1999      1998
                                        --------- --------  --------- --------
                                                     (Unaudited)

Revenue:
  Resort operations ...............     $ 56,791  $ 48,832  $103,090  $ 87,848

Operating expenses:
  Cost of sales - resort
   operations .....................       29,978    25,718    59,267    48,571
  Depreciation ....................        5,396     3,613     9,603     6,642
  Amortization of goodwill ........          596       552     1,190     1,116
  Selling, general and
   administrative expense .........        6,795     6,305    13,866    10,254
                                        --------  --------  --------  --------
Total operating expenses ..........       42,765    36,188    83,926    66,583
                                        --------  --------  --------  --------

Operating income...................       14,026    12,644    19,164    21,265

Other income (expense):
  Interest expense ................       (4,720)   (4,260)   (9,688)   (8,347)
  Amortization of deferred
  financing costs .................         (307)     (332)     (636)     (611)
  Other income (expense) ..........         (179)        7      (175)        7
                                        --------  --------  --------  --------
  Other income (expense), net .....       (5,206)   (4,585)  (10,499)   (8,951)
                                        --------  --------  --------  --------
Income before minority interest ...        8,820     8,059     8,665    12,314

Minority interest .................          (55)      (68)     (114)     (138)
                                        --------  --------  --------  --------
Net income ........................     $  8,765  $  7,991  $  8,551  $ 12,176
                                        ========  ========  ========  ========

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                      Six Months Ended
                                                 -------------------------
                                                  April 30,         May 1,
                                                    1999            1998
                                                 ----------     ----------
                                                        (Unaudited)

Cash flows from operating activities:
Net income ..................................    $    8,551     $   12,176
Adjustment to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation .............................         9,603          6,642
   Amortization of goodwill .................         1,190          1,116
   Amortization of deferred financing
    costs ...................................           636            611
   Minority interest ........................           114            138
   Changes in operating assets and
    liabilities:
    Accounts receivable .....................          (419)           335
    Inventories .............................         1,728          1,146
    Prepaid expenses and other current
      assets ................................           249            176
    Accounts payable and accrued
      liabilities ...........................        (1,724)            56
    Other long-term liabilities .............           (87)           (12)
                                                 ----------     ----------
Net cash provided by operating
  activities ................................        19,841         22,384

Cash flows from investing activities:
Capital expenditures for property and
  equipment .................................       (10,717)        (6,438)
Acquisition of businesses ...................          (661)       (29,944)
Capital expenditures for real estate
  held for development and sale .............          (447)          (107)
Other assets ................................        (1,112)           679
                                                 ----------     ----------
Net cash used in investing activities .......       (12,937)       (35,810)

Cash flows from financing activities:
Net repayments of senior credit
  facility ..................................        (4,360)        (8,581)
Proceeds of long-term debt ..................          --           17,500
Principal payments of long-term debt ........        (1,574)        (2,185)
Deferred financing costs ....................          (432)        (1,416)
Purchase of preferred stock of
  subsidiary and payment of dividends .......          (365)          (603)
Capital contributions .......................          --           10,500
                                                 ----------     ----------
Net cash (used in) provided by
  financing activities ......................        (6,731)        15,215
                                                 ----------     ----------
Increase in cash ............................           173          1,789

Cash at beginning of period .................           625            462
                                                 ----------     ----------
Cash at end of period .......................    $      798     $    2,251
                                                 ==========     ==========

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1999

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

   Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

   The accompanying consolidated financial statements as of April 30, 1999 and for the three and six month periods ended April 30, 1999 and May 1, 1998 are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at April 30, 1999, and its operating results and cash flows for the three and six month periods ended April 30, 1999 and May 1, 1998. Due to the highly seasonal nature of the Company's business and the effect of acquisitions (Note 2), the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended October 30, 1998.

Reporting Periods

   The Company's reporting periods end on the Friday closest to the end of each month.

Costs of Computer Software Developed or Obtained for Internal Use

   In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, which has been adopted prospectively by the Company as of October 31, 1998, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed development, production and maintenance costs associated with computer software developed for internal use. The effect of adopting SOP 98-1 was to increase net income for the six months ended April 30, 1999 by approximately $173,000.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         BOOTH CREEK SKI HOLDINGS, INC.

2. Acquisitions

Pro Forma Financial Information

   The Company acquired Loon Mountain on February 26, 1998, which has been included in the Company's results of operations since the date of acquisition. The following table represents unaudited pro forma financial information which presents the Company's consolidated results of operations for the six months ended May 1, 1998 as if the Loon Mountain acquisition and related financing transactions occurred on November 1, 1997.

                                                                Six Months
                                                                   Ended
                                                                May 1, 1998
                                                              --------------
                                                              (In thousands)
    Statement of operations data:
     Revenue ..............................................     $   98,487
     Operating income .....................................     $   24,917
     Net income ...........................................     $   15,023
    Other data:
     EBITDA ...............................................     $   33,469

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

Proposed Seven Springs Acquisition

   On August 28, 1998, the Company, Booth Creek Ski Acquisition, Inc., a wholly-owned subsidiary of Booth Creek ("Acquisition Sub"), and Seven Springs Farm, Inc. ("Seven Springs"), the owner and operator of the Seven Springs Mountain Resort, a ski resort and conference center in Pennsylvania, entered into an Agreement of Merger (the "Merger Agreement"), pursuant to which the Company would acquire Seven Springs through the merger of Acquisition Sub with and into Seven Springs. The aggregate merger consideration and related payments will be approximately $83 million plus certain deferred payments, subject to certain price adjustments. The proposed acquisition is conditioned on the receipt of a judicial determination that the terms of a certain shareholders' agreement among Seven Springs and its shareholders (the "Seven Springs Shareholder Agreement") does not apply to the transactions contemplated by the Merger Agreement, as well as customary closing conditions. In connection with the proposed acquisition, certain shareholders of Seven Springs filed a lawsuit in the Court of Common Pleas of Somerset County, Pennsylvania against the Company, Acquisition Sub, and Seven Springs and certain of its directors, seeking a declaratory judgment, along with other relief including the rescission of the Merger Agreement. Plaintiffs allege that the terms of the Seven Springs Shareholder Agreement ban the consummation of the proposed acquisition. On October 29, 1998, the Court entered a final judgment denying Plaintiff's motion and has permitted the consummation of the transactions contemplated by the Merger Agreement. On December 28, 1998, the Plaintiff's filed an amended notice of appeal and a hearing was held on April 20, 1999, but a ruling has not yet been entered. While the Company believes that Seven Springs will prevail with its position that the Seven Springs Shareholder Agreement does not apply to the transactions contemplated by the Merger Agreement, no assurance can be made regarding the timing or outcome of this litigation.

                         BOOTH CREEK SKI HOLDINGS, INC.

3. Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities consist of the following:

                                                       April 30,  October 30,
                                                         1999        1998
                                                      ----------  ----------
                                                          (In thousands)


     Accounts payable ............................    $    9,190  $   10,652
     Accrued compensation and benefits ...........         2,535       3,164
     Taxes other than income .....................         1,098         973
     Unearned income and deposits ................         1,313       4,017
     Interest ....................................         2,288       2,349
     Other .......................................         3,962         955
                                                      ----------  ----------
                                                      $   20,386  $   22,110
                                                      ==========  ==========

4. Financing Arrangements

Senior Credit Facility

   The borrowing availability under the provisions of the Company's Amended and Restated Credit Agreement (the "Senior Credit Facility") is $25 million. On May 18, 1999, the final maturity date of the Senior Credit Facility was extended from November 15, 1999 to March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million in addition to certain amounts maintained by the Company in certain depository accounts with BankBoston, N.A., for a period of 60 consecutive days each year commencing between February 1 and February 28. The Company has obtained waivers from the lender that reduced the period of time during which borrowings may not exceed $8 million to 20 consecutive days commencing between February 1 and February 28, 1999, and waived certain other covenant violations at April 30, 1999. Total borrowings outstanding under the Senior Credit Facility at April 30, 1999 were approximately $12.8 million, which bore interest at 7.75%.

Long-Term Debt

   As of April 30, 1999, the Company had outstanding $133.5 million aggregate amount of its senior debt securities (the "Senior Notes"). The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date.

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

   The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. Booth Creek is a holding company and has no operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the assets, equity, income and cash flow of the Real Estate LLC, Booth Creek's only non-guarantor subsidiary, are inconsequential and the membership interest of the Real Estate LLC is entirely owned by Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or its non-guarantor subsidiary because management has determined that such information is not material to investors.

5.    Income Taxes

   Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no federal income tax provision is expected for the year ended October 29, 1999 due to continued operating losses. Accordingly, during the six months ended April 30, 1999, no federal income tax provision has been provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion and analysis below relates to the historical financial statements and historical and pro forma results of operations of the Company and the liquidity and capital resources of the Company. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "Forward-Looking Statements" and elsewhere in this report.

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

    The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 123, 143, 142, and 103 days, respectively, during each of the last five ski seasons, including the 1998/99 ski season. The Company's Northstar, Sierra, Summit and Grand Targhee resorts are less weather-sensitive based on their historical natural snowfall,
averaging   approximately   367,   546,   493,  and  544  inches  of  snowfall,
respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities are considerably less extensive than at Bear Mountain, Waterville Valley, Loon Mountain or Mt. Cranmore.

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

Results of Operations of the Company

   Overview

   The Company's results of operations are significantly impacted by weather conditions. Northstar and Sierra experienced generally favorable snow conditions during the 1998/99 ski season. While Bear Mountain enjoyed cold temperatures in early November which facilitated an early opening on man-made snow, the resort suffered from a lack of natural snowfall throughout the season. Snowfall at Bear Mountain for the 1998/99 ski season was 30% of its five year average for the five preceeding ski seasons. The East experienced mild temperatures through mid December and rainfall on most weekends during January. These conditions negatively impacted snow conditions, terrain availability and skier days at Waterville Valley, Mt. Cranmore and Loon Mountain during the Company's first fiscal quarter. Conditions and momentum for the Eastern resorts improved in February and March, although the resorts closed earlier than anticipated due to declining demand and Spring-like conditions in April. The Summit experienced a prolonged period of continual snowfall, which resulted in increased snow removal and other operating costs. While Grand Targhee enjoyed favorable snow conditions, its operations were negatively impacted by unusually high winds on a number of days during December through February.

   The Company's results of operations for the historical three and six month periods ended April 30, 1999 includes the results of all of the Company's resorts for the entire period. The results of operations for the historical three and six month periods ended May 1, 1998 includes the results of Loon Mountain since February 26, 1998, the date it was acquired by the Company.

   Historical Three Months Ended April 30, 1999 as Compared to the Historical Three Months Ended May 1, 1998

   Total revenue for the three months ended April 30, 1999 was $56,791,000, an increase of $7,959,000, or 16%, over the Company's revenues for the three months ended May 1, 1998. The increase is principally due to the inclusion of Loon Mountain for the entire 1999 period, which resulted in an increase of $4,523,000 in revenues for the three months ended April 30, 1999 as compared to the 1998 period. In addition, Northstar and Sierra generated increased revenues of $593,000 and $987,000, respectively, due to improved yields. Bear Mountain's revenues declined by $423,000 due to lower skier visits as a result of the lack of natural snowfall, partially offset by improved yields. Revenues for Waterville Valley increased by $186,000 due to improved yields. Revenues for Mt. Cranmore increased by $598,000 due to improved yields and higher skier visits as a result of new pricing strategies. The Summit generated $1,184,000 in additional revenues due to an extended season, higher skier days and improved yields in its food and beverage, snow school and retail businesses. Revenues for Grand Targhee increased by $311,000 due to slightly higher skier visits and improved yields.

Total operating expenses for the three months ended April 30, 1999 were $42,765,000, an increase of $6,577,000, or 18%, over the Company's total operating expenses for the three months ended May 1, 1998. The inclusion of Loon Mountain for the entire 1999 period resulted in an increase of $2,022,000 in operating expenses as compared to the 1998 period. Increased costs of operations at the Summit of $2,215,000 and higher corporate expenses of $655,000 for nonrecurring corporate initiatives, process improvements and new management personnel as discussed below were the principal contributions to the increase. Increased depreciation expense, lease costs in the amount of $247,000 for three new lifts at the Summit and Bear Mountain and normal inflationary impacts also contributed to the increase.

   Interest expense for the three months ended April 30, 1999 totaled $4,720,000, an increase of $460,000 over the Company's interest expense for the three months ended May 1, 1998, reflecting generally higher levels of borrowings in the 1999 period.

   Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no federal income tax provision is expected for the year ended October 29, 1999 due to continued operating losses. Accordingly, during the three months ended April 30, 1999, no federal income tax provision has been provided.

   EBITDA  for  the   historical   three   months  ended  April  30,  1999  was
$20,018,000,  an increase of $3,209,000 or 19% over EBITDA of  $16,809,000  for the historical three months ended May 1, 1998.

   Historical Six Months Ended April 30, 1999 as Compared to the Historical Six Months Ended May 1, 1998

   Total revenue for the six months ended April 30, 1999 was $103,090,000, an increase of $15,242,000, or 17%, over the Company's revenue for the six months ended May 1, 1998. The increase is principally due to the inclusion of Loon Mountain for the entire 1999 period, which resulted in an increase of $9,930,000 in revenues for the six months ended April 30, 1999 as compared to the 1998 period. In addition, Northstar and Sierra generated increased revenues of $1,123,000 and $1,183,000, respectively, due to improved yields. Bear Mountain's revenues declined slightly due to lower skier visits as a result of the lack of natural snowfall, partially offset by improved yields. Revenues for Waterville Valley were slightly lower due to poor weather and snow conditions in the first quarter, partially offset by improved yields. Revenues for Mt. Cranmore increased $469,000 or 14% due to improved yields and higher skier visits as a result of new pricing strategies. The Summit generated $2,687,000 or 26% in additional revenues due to an earlier opening, extended season, higher skier days and improved yields in its food and beverage, snow school and retail businesses. Revenues for Grand Targhee increased by $343,000 or 5% due to slightly higher skier visits.

   Total operating expenses for the six months ended April 30, 1999 were $83,926,000, an increase of $17,343,000 over the Company's total operating expenses for the six months ended May 1, 1998. The principal causes of the increase are as follows:

                                                      (In thousands)

   Total operating expenses - six months ended             $66,583
    May 1, 1998..................................
   Acquisition of Loon Mountain:
    Cost of sales - resort operations............            5,065
    Selling, general and administrative..........              755
    Depreciation and amortization................              826
                                                        ----------
                                                             6,646
   Nonrecurring maintenance, operations, snow
    removal and severance costs, and costs
    associated with an earlier opening,
    extended season and revenue penetration
    efforts and new operations at the Summit.....            4,197
   Costs of nonrecurring corporate initiatives
    and process improvements and costs
    associated with new management personnel and
    functional expertise.........................            1,891
   Increased depreciation due to higher average
    asset balances...............................            2,135
   Increased snowmaking costs at Bear Mountain
    due to the lack of natural snowfall..........              480
   Lease costs for three new lifts at the
    Summit and Bear Mountain.....................              494
   Labor associated with earlier openings at
    Northstar, Sierra and
    Bear Mountain................................              197
   Inflation, consistent accrual practices
    among resorts and other changes, net.........            1,303
                                                        ----------
   Total operating expenses - six months ended
    April 30, 1999...............................          $83,926
                                                        ==========

   As reflected above, the inclusion of Loon Mountain for the entire 1999 period resulted in an increase of $6,646,000 in operating expenses as compared to the 1998 period.

   At the Summit, the Company incurred significant nonrecurring costs during the six months ended April 30, 1999 to appropriately prepare its facilities, vehicle and snow grooming fleet, communications infrastructure and processes and systems for the operation of the resort. In addition, record levels of snowfall severely hampered operating efforts and resulted in significant increases in snow removal, grounds maintenance and related costs. The Company also accrued severance costs associated with certain personnel changes at the Summit. Management believes that approximately $2,500,000 to $3,000,000 of the cost increases at the Summit are of a nonrecurring nature and would not be incurred in a typical year of operation. Further, the resort opened thirteen days earlier for the 1998/99 ski season as compared to the prior season, and operated for an additional six days in April 1999 as compared to April 1998. Also, the resort implemented various revenue penetration efforts and operated a new ski school business that was previously operated by a third party, which contributed to the cost increases at the Summit. The earlier opening, extended season, revenue penetration efforts and new ski school generated an increase in revenues of $2,687,000 for the six months ended April 30, 1999 as compared to the 1998 period.

   The Company has been executing numerous nonrecurring efforts to improve its marketing collateral and database, establish strategic marketing alliances, introduce new service offerings, evaluate potential revenue growth opportunities and strategies, install public relations channels, implement enhanced guest service training for employees, institute performance management systems and evaluate technology related tools and methodologies.

Further, the Company has been conducting system and process improvements in substantially all key administrative and operations areas. Management believes that approximately $600,000 of the increased corporate spending is of a nonrecurring nature. The Company has also added certain key corporate personnel and functional expertise to enhance its management team. Management believes that the nonrecurring initiatives, process improvements and personnel additions have begun to favorably impact the Company's operations through improved yields and higher guest service survey scores, and will positively impact the Company's financial performance in future periods.

   Interest expense for the six months ended April 30, 1999 totaled $9,688,000, an increase of $1,341,000 over the Company's interest expense for the six months ended May 1, 1998, reflecting generally higher levels of borrowings in the 1999 period due principally to debt incurred to finance the Loon Mountain acquisition.

   Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no federal income tax provision is expected for the year ended October 29, 1999 due to continued operating losses. Accordingly, during the six months ended April 30, 1999, no federal income tax provision has been provided.

   EBITDA for the historical six months ended April 30, 1999 was $29,957,000, an increase of $934,000 or 3% over historical EBITDA of $29,023,000 for the six months ended May 1, 1998.

   Historical Three Months Ended April 30, 1999 as Compared to the Pro Forma Three Months Ended May 1, 1998

   The following unaudited pro forma results of operations of the Company for the three months ended May 1, 1998 assume that the Loon Mountain acquisition and related financing had occurred on November 1, 1997. These unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                      Historical three  Pro forma three
                                        months ended      months ended
                                       April 30, 1999     May 1, 1998
                                       --------------    -------------
                                               (In thousands)

    Statement of Operations Data:
     Revenue:
       Resort operations ...........   $      56,791    $      52,714

     Operating expenses:
       Resort operations ...........          36,773           33,793
       Depreciation and amortization           5,992            4,363
                                       -------------    -------------
     Operating income ..............          14,026           14,558
     Interest expense and other, net           5,206            4,793
                                       -------------    -------------
     Income before minority interest           8,820            9,765
     Minority interest .............              55               68
                                       -------------    -------------
     Net income ....................   $       8,765    $       9,697
                                       =============    =============
    Other Data:
     EBITDA ........................   $      20,018    $      18,921

   Total revenue for the three months ended April 30, 1999 was $56,791,000, an increase of $4,077,000, or 8%, over the Company's revenues for the pro forma three months ended May 1, 1998. Total skier days for the three months ended April 30, 1999 were 1,387,000, an increase of 82,000 days, or 6%, over the comparable pro forma period in 1998. The increase in total skier days is principally due to significantly higher skier days at the Summit and a larger number of skier visits attributable to season pass sales and promotional offerings, partially offset by lower skier visits at Bear Mountain. Northstar and Sierra generated increased revenues of $593,000 and $987,000, respectively, due to improved yields. Bear Mountain's revenues declined by $423,000 due to lower skier visits as a result of the lack of natural snowfall, partially offset by improved yields. Revenues for Waterville Valley increased by $186,000 due to improved yields. Revenues for Mount Cranmore increased by $598,000 due to improved yields and higher skier visits as a result of new pricing strategies. Revenues for Loon Mountain increased by $641,000 due to improved yields and slightly higher skier visits. The Summit generated $1,184,000 in additional revenues due to an extended season, higher skier days and improved yields. Revenues for Grand Targhee increased by $311,000 due to slightly higher skier visits and improved yields.

   Historical resort operating expenses, excluding depreciation and amortization, for the three months ended April 30, 1999 were $36,773,000, an increase of $2,980,000, or 9%, over the comparable pro forma period in 1998. Increased costs of operations at the Summit of $2,215,000 and higher corporate expenses of $655,000 for nonrecurring corporate initiatives, process improvements and new management personnel as previously discussed were the principal contributors to the increase. Increased lease costs in the amount of $247,000 for three new lifts at the Summit and Bear Mountain and normal inflationary impacts also contributed to the increase.

   Historical depreciation and amortization for the three months ended April 30, 1999 was $5,992,000. The increase of $1,629,000 over the 1998 pro forma period was due to higher average asset balances in the 1999 period.

   Net interest expense for the historical three months ended April 30, 1999 totaled $5,206,000, an increase of $413,000 or 9% from the comparable pro forma period in 1998. The increase was principally due to interest expense on borrowings under the Senior Credit Facility used to fund capital expenditures, maintenance activities and normal seasonal working capital requirements in the off-season period prior to the start of the 1998/99 ski season.

   EBITDA  for  the   historical   three   months  ended  April  30,  1999  was
$20,018,000,  an increase of  $1,097,000 or 6% over EBITDA of  $18,921,000  for the pro forma three months ended May 1, 1998.

   Historical Six Months Ended April 30, 1999 as Compared to the Pro Forma Six Months Ended May 1, 1998

   The following unaudited pro forma results of operations of the Company for the six months ended May 1, 1998 assume that the Loon Mountain acquisition and related financing had occurred on November 1, 1997. These unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                       Historical six    Pro forma six
                                        months ended      months ended
                                       April 30, 1999     May 1, 1998
                                       --------------    -------------
                                               (In thousands)

    Statement of Operations Data:
     Revenue:
       Resort operations ...........   $     103,090    $      98,487

     Operating expenses:
       Resort operations ...........          73,133           65,018
       Depreciation and amortization          10,793            8,552
                                       -------------    -------------
     Operating income ..............          19,164           24,917
     Interest expense and other, net          10,499            9,756
                                       -------------    -------------
     Income before minority interest           8,665           15,161
     Minority interest .............             114              138
                                       -------------    -------------
     Net income ....................   $       8,551    $      15,023
                                       =============    =============
    Other Data:
     EBITDA ........................   $      29,957    $      33,469

   Total historical revenues for the six months ended April 30, 1999 were $103,090,000, an increase of $4,603,000, or 5%, over the comparable pro forma period in 1998. Total skier days for the six months ended April 30, 1999 were 2,433,000, an increase of 47,000 days, or 2%, over the comparable pro forma period in 1998. Total skier days increased due to significantly higher skier days at the Summit and a larger number of skier visits attributable to season pass sales and promotional offerings. Northstar and Sierra generated increased revenues of $1,123,000 and $1,183,000, respectively, due to improved yields. Bear Mountain's revenues declined slightly due to lower skier visits as a result of the lack of natural snowfall, partially offset by improved yields. Revenues for Waterville Valley and Loon Mountain declined by $218,000 and $702,000, respectively, due to poor weather and snow conditions in the first quarter, partially offset by improved yields. Revenues for Mt. Cranmore increased $469,000 or 14% due to improved yields and higher skier visits as a result of new pricing strategies. The Summit generated $2,687,000 in additional revenues due to an earlier opening, extended season, higher skier days and improved yields. Revenues for Grand Targhee increased by $343,000 or 5% due to slightly higher skier visits.

   Historical resort operating expenses, excluding depreciation and amortization, for the six months ended April 30, 1999 were $73,133,000, an increase of $8,115,000, or 12%, over the comparable pro forma period in 1998. Increased costs of operations at the Summit of $4,197,000 and higher corporate expenses of $1,891,000 for nonrecurring corporate initiatives, process improvements and new management personnel as previously discussed were the principal contributors to the increase. Increased snowmaking costs at Bear Mountain of $480,000 due to the lack of natural snowfall, lease costs in the amount of $494,000 for three new lifts at the Summit and Bear
Mountain,   $197,000  of  incremental   labor  costs  associated  with  earlier
openings at Northstar, Sierra and Bear Mountain and normal inflationary impacts also contributed to the increase.

   Historical depreciation and amortization for the six months ended April 30, 1999 was $10,793,000. The increase of $2,241,000 over the 1998 pro forma period was due to higher average asset balances in the 1999 period.

   Net interest expense for the historical six months ended April 30, 1999 totaled $10,499,000, an increase of $743,000 or 8% from the comparable pro forma period in 1998. The increase was principally due to interest expense on borrowings under the Senior Credit Facility used to fund capital expenditures, maintenance activities and normal seasonal working capital requirements in the off-season period prior to the start of the 1998/99 ski season.

   EBITDA for the historical six months ended April 30, 1999 was $29,957,000, a decrease of $3,512,000 or 10% from the pro forma six months ended May 1, 1998.

Liquidity and Capital Resources

   The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The
Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility currently provides for borrowing availability of up to $25 million during the term of such facility. On May 18, 1999, the final maturity date of the Senior Credit Facility was extended from November 15, 1999 to March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings  thereunder  in  excess  of  $8  million,  in  addition  to  amounts maintained by the Company in certain depository accounts with BankBoston, N.A., for a period of 60 consecutive days each year commencing between February 1 and February 28. The Company has obtained waivers from the lender that reduced the period of time during which borrowings may not exceed $8 million to 20 consecutive days commencing between February 1 and February 28, 1999, and waived certain other covenant violations at April 30, 1999. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities, to build retail and other inventories prior to the start of the ski season and for other cash requirements. As of April 30, 1999, outstanding borrowings under the Senior Credit Facility totaled approximately $12.8 million.

   The Company had a working capital deficit of $27.9 million as of April 30, 1999 which will negatively affect liquidity during the remainder of 1999.

   The Company generated cash from operating activities of $19.8 million for the six months ended April 30, 1999 as compared to $22.4 million for the six months ended May 1, 1998. This decrease is principally due to the reduced earnings for the period ended April 30, 1999 as compared to the 1998 period.

   Cash used in investing activities totaled $12.9 million and $35.8 million for the six months ended April 30, 1999 and May 1, 1998, respectively. The results for the 1999 period primarily reflect capital expenditures for the purchase of property and equipment, whereas the results for the 1998 period also reflect the acquisition of Loon Mountain.

   Cash used in financing activities totaled $6.7 million for the six months ended April 30, 1999, primarily reflecting repayments on the Senior Credit Facility and long-term debt. Cash provided by financing activities totaled $15.2 million for the six months ended May 1, 1998, primarily reflecting borrowings and additional capital contributions to fund the acquisition of Loon Mountains.

   The Company's capital expenditures for property and equipment for the six months ended April 30, 1999 were approximately $10.7 million. Management anticipates that remaining capital expenditures for property and equipment in fiscal 1999 and fiscal 2000 will be approximately $14 million in the aggregate, including approximately $4 million in resort maintenance for each year. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture and borrowings under the Senior Credit Facility. Commitments for future capital expenditures totaled approximately $4.1 million at April 30, 1999.

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

   The Company currently has $133.5 million aggregate principal amount of Senior Notes outstanding, which will result in annual cash interest requirements of approximately $16.7 million. The Company expects that cash generated from operations, cash proceeds of planned real estate sales at Northstar and planned divestitures of other real estate and non-strategic assets, together with borrowing availability, will be adequate to fund the interest requirements on the Senior Notes and the Company's other cash operating and debt service requirements over the next twelve months. However, any decline in the Company's expected operating performance or the failure to sell scheduled real estate at Northstar or achieve planned divestitures of other real estate and non-strategic assets, in each case on the terms anticipated, could have a material adverse effect on the Company's financial position and liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell other assets or obtain additional financing. No assurance can be given of the Company's ability to do so or the terms of any such transaction. In addition, the Company would require additional financing for significant expansion of its existng properties or for future acquisitions, if any. No assurances can be given that any such financing would be available on commercially reasonable terms. See "Forward-Looking Statements" herein.

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

   The Company has conducted an assessment of its information and telecommunications technology ("IT") assets and systems. Substantially all of the Company's IT systems, except for a portion of the Company's ticketing and sales systems, operate using software developed and supported by third party vendors. The Company is in the process of implementing its planned program to remedy such third party developed systems, which will entail either modifications to or replacement of certain existing IT systems. The cost of modifications will be expensed as incurred and is not expected to be significant. The cost of purchased replacements will be capitalized and is expected to range from $600,000 to $700,000, of which $425,000 has been incurred through April 30, 1999.

   The Company has substantially completed an assessment of the necessary efforts to make its primary ticketing and sales system year 2000 compliant. The cost of necessary modifications to the ticketing and sales software will be expensed as incurred and will be performed using primarily existing internal resources. Purchases of replacement hardware will be capitalized. The expected cost of software modifications is expected to range from $120,000 to $150,000. Depending upon the results of hardware testing, necessary hardware replacements could require capital spending of up to $200,000.

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

   The cost of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. See "Forward-Looking Statements" herein.

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

   The Company believes that its relations with the United States Forest Service are good, and, to the best of its knowledge, no Special Use Permit for any major ski resort has ever been terminated by the United States Forest Service. The United States Secretary of Agriculture has the right to terminate any Special Use Permit upon 180-days notice if, in planning for the uses of the national forest, the public interest requires termination.
Special  Use  Permits  may  also  be   terminated   or  suspended   because  of
non-compliance by the permitee, however, the United States Forest Service would be required to notify the Company of the grounds for such action and to provide it with reasonable time to correct any curable non-compliance.

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

   The Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation. However, at Grand Targhee, following the Wyoming Department of Environmental Quality (the "DEQ") issuing a

Notice of Violation of state water pollution requirements based on alleged discharge from a wastewater lagoon without a permit, the Company entered into an negotiated compliance order with the DEQ requiring construction and operation of a new wastewater facility at a cost of approximately $1 million. The Company has completed the construction of the new wastewater facility and final certification by appropriate governmental agencies is pending.

   Pursuant to the air emissions reduction program currently in effect in the area regulated by the South Coast Air Quality Management District in California where Bear Mountain is located, depending on Bear Mountain's operations and emissions, Bear Mountain may be required to acquire emission credits from other facilities which have already implemented nitrogen oxide emission reductions. When necessary, the Company may purchase "banked" emission credits at prevailing market rates.

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

Forward-Looking Statements

   Except for  historical  matters,  the matters  discussed  in Part I, Item 2.
"Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private

Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that certain factors below could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to: uncertainty as to future financial results, substantial leverage of the Company, the capital intensive nature of development of the Company's ski resorts, uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements, demand for and costs associated with real estate development, the discretionary nature of consumers' spending for skiing and resort real estate, regional and national economic conditions, the successful or unsuccessful integration of acquired businesses, weather conditions, natural disasters (such as earthquakes and floods), industry competition, governmental regulation and other risks associated with expansion and development, the occupancy of leased property and property used pursuant to the United States Forest Service permits, and the ability of the Company to make its information technology assets and systems year 2000 compliant and the costs of any modifications necessary in this regard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no material changes in information relating to market risk since the Company's disclosure in Item 7a. of the Company's Annual Report on Form 10-K for the year ended October 30, 1998 as filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Each of the Company's resorts has pending and is regularly subject to litigation, and the threat thereof, with respect to personal injury claims relating principally to skiing activities at its resorts but also relating to premises and vehicular operations and worker's compensation matters. The Company maintains extensive liability insurance that the Company considers adequate to monetarily insure claims related to such usual and customary risks associated with the operation of four-season recreation resorts.

   Killington West, Ltd., formerly known as Bear Mountain, Ltd., ("Killington West "), filed a breach of contract lawsuit in the Superior Court of the State of California, San Bernardino County, against Fibreboard Corporation ("Fibreboard") and Bear Mountain, Inc. alleging that Fibreboard and Bear Mountain, Inc. breached the asset purchase agreement dated October 6, 1995 (the "Original Bear Mountain Agreement") among Killington West, Fibreboard and Bear Mountain, Inc. pursuant to which Bear Mountain, Inc. acquired the Bear Mountain ski resort from Killington West. Killington West's lawsuit concerned an alleged breach by Fibreboard and Bear Mountain, Inc. of a change of control provision in the Original Bear Mountain Agreement. In connection with the Company's acquisition of Bear Mountain, Inc. in December 1996, the Company obtained from Fibreboard indemnification for any claim that might be made by Killington West, and further, required that $1 million of the purchase price be held in escrow pending the outcome of any potential disputes with Killington West. Fibreboard acknowledged its obligation to indemnify Bear Mountain, Inc. with respect to the Killington West lawsuit and defended such lawsuit on behalf of Fibreboard and Bear Mountain, Inc. The lawsuit was settled in February 1999 and the Company is currently investigating whether Bear Mountain, Inc. has any further interest in the matter.

   In connection with the merger with Loon Mountain Recreation Corporation ("LMRC"), certain shareholders of LMRC (the "Shareholder Plaintiffs") filed a lawsuit against LMRC and its former directors alleging breach of fiduciary duty and against the Company alleging that the Company failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute"). The two lawsuits were consolidated in the Superior Court of Grafton County, New Hampshire. Prior to the filing of the lawsuit against the Company, the Company received a "no action" order from the Bureau of Securities Regulation, New Hampshire Department of State (the "Bureau") finding that the Takeover Statute was inapplicable to the proposed merger. The Shareholder Plaintiffs' initial request for a preliminary injunction prohibiting the Company (or its affiliates) from proceeding with the LMRC merger was denied by the court; before the litigation proceeded further, and prior to the merger, the parties to the merger agreement amended such agreement. The Company then obtained an additional order by the Bureau that the Takeover Statute did not apply to the merger transaction. The Company answered the
Shareholder   Plaintiffs'   petition   and  filed  a  motion  to  dismiss   the
Shareholder Plaintiffs' action against the Company asserting that the Takeover Statute did not apply to the transaction as a matter of law. The court initially denied the Company's motion to dismiss but granted the motion to dismiss upon reconsideration; Shareholder Plaintiffs have appealed the dismissal to the New Hampshire Supreme Court and such court has agreed to review the case. Shareholder Plaintiffs' breach of fiduciary duty action against LMRC and its former directors remains pending and limited discovery has been conducted but a trial date has not been set. Shareholder Plaintiffs were given leave by the court to amend their complaint to seek money damages against the Company, LMRC and its former directors.

   Also in connection with the merger with LMRC, Shareholder Plaintiffs exercised dissenters' rights under the New Hampshire Business Corporation Act (the "Corporation Act"). Under the statutory procedure for settling the Shareholder Plaintiffs' dissenters' rights, LMRC paid Plaintiffs an aggregate of $34,436, or $30.61 per share, as its estimate of the fair value of their 1,125 shares. Shareholder Plaintiffs demanded additional payments necessary to compensate them for the $71.38 per share price, plus interest, which they asserted as the fair value of their shares. Pursuant to the Corporation Act, LMRC commenced a proceeding in the Superior Court of Grafton County, New Hampshire seeking a judicial appraisal of the value of Shareholder Plaintiffs' shares in LMRC. Discovery in the case is pending. While the Company believes that the amount paid to the Plaintiff's prior to the commencement of the appraisal proceeding represents the fair value of their shares, there can be no assurance as to the value which the appraisal proceeding will assign to the Plaintiffs 1,125 shares.

   In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened in the lawsuit. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff, along with the intervening environmental group, (collectively or individually, the "Environmental Plaintiffs") appealed. In December 1996, the United States Court of Appeal for the First Circuit (the "First Circuit") reversed the District Court and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. The District Court then entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any associated pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the original Forest Service approval to their preexisting condition if not ultimately re-approved by the Forest Service. This order remains in effect until the supplemental NEPA process is completed; the Forest Service currently expects to issue draft NEPA documentation in the Fall of 1999. The Environmental Plaintiffs also filed motion asking the District Court to impose against LMRC a CWA civil penalty of $5,550,125 and attorney's fees and costs in connection with LMRC's discharges into Loon Pond during its snowmaking operations for the 1996/97 ski season and prior years. The discharge at issue involves water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into Loon Pond. The District Court dismissed the claim for civil penalties and attorney fees under the CWA and one of the Environmental Plaintiffs appealed to the First Circuit. The appeal is stayed pending a decision of the United States Supreme Court in a different case involving the CWA. In connection with the merger with LMRC, the Company obtained a specific insurance policy providing $4.5 million of coverage (above a $1.2 million deductible) to cover any civil penalties, fees and costs that the District Court may assess against LMRC.

      In 1997, the Environmental Plaintiffs filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. LMRC intervened in the lawsuit. The District Court held that the Forest Service had violated NEPA by failing to consider the potential effects of an increase in snowmaking capacity. The District Court then enjoined Loon Mountain from using the pipeline but later modified the injunction to permit LMRC to use the pipeline provided that, among other things, it does not make snow in excess of the historic production level utilizing 159.7 million gallons. On February 12, 1999, the District Court dismissed the pipeline litigation and allowed the Forest Service to combine its NEPA analysis of the pipeline with the pending NEPA analysis of the South Mountain expansion. The injunction authorizing LMRC to use the pipeline to supply water for making historical levels of snow remains in place.

   In connection with the proposed Seven Springs acquisition, certain shareholders of Seven Springs filed a lawsuit in the Court of Common Pleas of Somerset County, Pennsylvania against the Company, Acquisition Sub, and Seven Springs and certain of its directors, seeking a declaratory judgment, along with other relief including the rescission of the Merger Agreement. Plaintiffs allege that the terms of the Seven Springs Shareholder Agreement ban the consummation of the proposed acquisition. On October 29, 1998, the Court entered a final judgment denying Plaintiff's motion and has permitted the consummation of the transactions contemplated by the Merger Agreement. On December 28, 1998, the Plaintiff's filed an amended notice of appeal and a hearing was held on April 20, 1999, but a ruling has not yet been entered. While the Company believes that Seven Springs will prevail with its position that the Seven Springs Shareholders Agreement does not apply to the transactions contemplated by the Merger Agreement, no assurance can be made regarding the timing or outcome of this litigation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   There has been no material default with respect to any of the Company's senior securities which has not been waived or cured.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits

   Exhibit No.                       Description of Exhibit
   -----------                       ----------------------

      10.1 First Amendment dated May 18, 1999, to Amended and Restated Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and BankBoston, N.A.

      10.2 Waiver Agreement dated June 14, 1999, to Amended and Restated Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and BankBoston, N.A.

      27.1                     Financial Data Schedule

   b. Reports on Form 8-K

   No reports on Form 8-K were filed during the quarterly period ended April 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                    BOOTH CREEK SKI HOLDINGS, INC.
                                          (Registrant)


                                    By:    /s/ ELIZABETH J. COLE
                                       --------------------------------
                                              Elizabeth J. Cole
                                         Executive Vice President and
                                            Chief Financial Officer
                                           (Duly Authorized Officer)


                                    By:      /s/ BRIAN J. POPE
                                       --------------------------------
                                                Brian J. Pope
                                    Vice President of Accounting and Finance,
                                           (Chief Accounting Officer)



June 14, 1999