Form 10-Q
period 1999-07-30
BOOTH CREEK SKI HOLDINGS INC
filed 1999-09-13
CIK 1037253

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-Q
 (Mark One)
     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 30, 1999

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    As of August 27, 1999, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.
===============================================================================

                               TABLE OF CONTENTS



Item                                                             Page Number
----                                                             -----------

                        PART I - FINANCIAL INFORMATION

 1.   Financial Statements.......................................      1

 2.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations..................................      9

 3.   Quantitative and Qualitative Disclosures about Market Risk.     19

                          PART II - OTHER INFORMATION

 1.   Legal Proceedings..........................................     20

 4.   Submission of Matters to a Vote of Security Holders........     22

 6.   Exhibits and Reports on Form 8-K...........................     22

Signatures.......................................................     23

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BOOTH CREEK SKI HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)


                                                    July 30,      October 30,
                                                      1999           1998
                                                --------------- ---------------
                  ASSETS                          (Unaudited)

Current assets:
  Cash .......................................  $           984 $           625
  Accounts receivable, net of allowance of
   of $55 and $54, respectively...............            1,335           1,573
  Note receivable from sale of real estate ...            1,500               -
  Inventories ................................            2,670           4,370
  Prepaid expenses and other current
   assets ....................................            1,051           1,377
                                                --------------- ---------------
Total current assets .........................            7,540           7,945

Property and equipment, net ..................          154,758         156,469
Real estate held for development and sale ....           11,297          10,155
Deferred financing costs, net of
  accumulated amortization of $2,848 and
  $1,985, respectively .......................            6,292           6,649
Timber rights and other assets ...............            8,185           7,428
Goodwill, net of accumulated amortization
  of $5,949 and $4,190, respectively .........           28,643          29,900
                                                --------------- ---------------
Total assets .................................  $       216,715 $       218,546
                                                =============== ===============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Senior credit facility ....................   $        13,307 $        17,143
  Current portion of long-term debt .........             1,446           1,785
  Accounts payable and accrued liabilities ..            34,270          22,110
                                                --------------- ---------------
Total current liabilities ...................            49,023          41,038

Long-term debt ..............................           136,487         137,352

Other long-term liabilities .................                50             145

Commitments and contingencies

Preferred stock of subsidiary; 28,000
  shares authorized, 18,000 shares issued
  and outstanding at July 30, 1999
  (21,000 shares at October 30, 1998);
  liquidation preference and redemption
  value of $2,258 at July 30, 1999 ..........             2,258           2,634

Shareholder's equity:
  Common stock, $.01 par value; 1,000
   shares authorized, issued and
   outstanding ..............................                 -               -
  Additional paid-in capital ................            72,000          72,000
  Accumulated deficit .......................           (43,103)        (34,623)
                                                --------------- ---------------
Total shareholder's equity ..................            28,897          37,377
                                                --------------- ---------------
Total liabilities and shareholder's
  equity ....................................   $       216,715 $       218,546
                                                =============== ===============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                        Three Months Ended   Nine Months Ended
                                        ------------------  ------------------
                                         July 30, July 31,   July 30, July 31,
                                          1999      1998      1999      1998
                                        --------- --------  --------- --------
                                                     (Unaudited)

Revenue:
  Resort operations ...............     $  4,113  $  3,861  $107,203  $ 91,709
  Real estate and other ...........          332       207       332       207
                                        --------  --------  --------  --------
Total revenue .....................        4,445     4,068   107,535    91,916

Operating expenses:
  Cost of sales - resort
   operations .....................        6,835     6,381    66,102    54,952
  Cost of sales - real estate
   and other ......................          198        96       198        96
  Depreciation and depletion.......        4,750     4,033    14,353    10,675
  Amortization of goodwill and
   other intangible assets ........          596       556     1,786     1,672
  Selling, general and
   administrative expense .........        4,072     4,034    17,938    14,288
                                        --------  --------  --------  --------
Total operating expenses ..........       16,451    15,100   100,377    81,683
                                        --------  --------  --------  --------

Operating income (loss) ...........      (12,006)  (11,032)    7,158    10,233

Other income (expense):
  Interest expense ................       (4,724)   (4,607)  (14,412)  (12,954)
  Amortization of deferred
  financing costs .................         (227)     (369)     (863)     (980)
  Other income (expense) ..........          (20)        4      (195)       11
                                        --------  --------  --------  --------
  Other income (expense), net .....       (4,971)   (4,972)  (15,470)  (13,923)
                                        --------  --------  --------  --------
Loss before minority interest .....      (16,977)  (16,004)   (8,312)   (3,690)

Minority interest .................          (54)      (70)     (168)     (208)
                                        --------  --------  --------  --------
Net loss ..........................     $(17,031) $(16,074) $ (8,480) $ (3,898)
                                        ========  ========  ========  ========

                            See accompanying notes.

                        BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                        Nine Months Ended
                                                -------------------------------
                                                  July 30,           July 31,
                                                    1999               1998
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net loss ...................................... $      (8,480)    $      (3,898)
Adjustment to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and depletion .................        14,353            10,675
   Amortization of goodwill and other
    intangible assets .........................         1,786             1,672
   Amortization of deferred financing costs ...           863               980
   Minority interest ..........................           168               208
   Changes in operating assets and liabilities:
    Accounts receivable .......................           238               480
    Inventories ...............................         1,700               806
    Prepaid expenses and other current assets .           326               (47)
    Accounts payable and accrued liabilities ..        10,660               482
    Other long-term liabilities ...............           (95)              (83)
                                                -------------     -------------
Net cash provided by operating activities......        21,519            11,275

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................       (12,107)           (8,604)
Acquisition of businesses .....................          (661)          (30,016)
Capital expenditures for real estate
 held for development and sale ................        (1,142)             (684)
Other assets ..................................          (780)              643
                                                -------------     -------------
Net cash used in investing activities .........       (14,690)          (38,661)

Cash flows from financing activities:
Net (repayments) borrowings under senior
 credit facility ..............................        (3,836)            4,414
Proceeds of long-term debt ....................             -            17,500
Principal payments of long-term debt ..........        (1,584)           (2,213)
Deferred financing costs ......................          (506)           (1,557)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................          (544)             (793)
Capital contributions .........................             -            10,500
                                                -------------     -------------
Net cash (used in) provided by financing
 activities ...................................        (6,470)           27,851
                                                -------------     -------------
Increase in cash ..............................           359               465

Cash at beginning of period ...................           625               462
                                                -------------     -------------
Cash at end of period ......................... $         984     $         927
                                                =============     =============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 1999

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

   Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

   The accompanying consolidated financial statements as of July 30, 1999 and for the three and nine month periods ended July 30, 1999 and July 31, 1998 are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at July 30, 1999, and its operating results and cash flows for the three and nine month periods ended July 30, 1999 and July 31, 1998. Due to the highly seasonal nature of the Company's business and the effect of acquisitions (Note 2), the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended October 30, 1998.

Reporting Periods

   The Company's reporting periods end on the Friday closest to the end of each month.

Costs of Computer Software Developed or Obtained for Internal Use

   In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, which has been adopted prospectively by the Company as of October 31, 1998, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed development, production and maintenance costs associated with computer software developed for internal use. The effect of adopting SOP 98-1 was to increase net income for the nine months ended July 30, 1999 by approximately $198,000.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

Pro Forma Financial Information

   The Company acquired Loon Mountain on February 26, 1998, which has been included in the Company's results of operations since the date of acquisition. The following table represents unaudited pro forma financial information which presents the Company's consolidated results of operations for the nine months ended July 31, 1998 as if the Loon Mountain acquisition and related financing transactions occurred on November 1, 1997.

                                                                Nine Months
                                                                   Ended
                                                               July 1, 1998
                                                              --------------
                                                              (In thousands)
    Statement of operations data:
     Revenue ..............................................     $  102,555
     Operating income .....................................     $   13,885
     Net loss .............................................     $   (1,125)
    Other data:
     EBITDA ...............................................     $   27,026

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

Proposed Seven Springs Acquisition

   On  August  28,  1998,  the  Company,  Booth  Creek Ski  Acquisition,  Inc.,
("Acquisition Sub") a wholly-owned subsidiary of the Company, and Seven Springs Farm, Inc. ("Seven Springs"), the owner and operator of the Seven Springs Mountain Resort, a ski resort and conference center in Pennsylvania, entered into an Agreement of Merger (the "Merger Agreement"), pursuant to which the Company would acquire Seven Springs through the merger of Acquisition Sub with and into Seven Springs. The aggregate merger consideration and related payments was to be approximately $83 million plus certain deferred payments, subject to certain price adjustments.

   In connection with the proposed Seven Springs acquisition, certain shareholders of Seven Springs filed a lawsuit in the Court of Common Pleas of Somerset County, Pennsylvania against the Company, Acquisition Sub, and Seven Springs and certain of its directors, seeking a declaratory judgment, along with other relief including the rescission of the Merger Agreement. The plaintiffs alleged that the terms of a certain shareholders' agreement among Seven Springs and its shareholders (the "Seven Springs Shareholder Agreement") banned the consummation of the proposed acquisition. On October 29, 1998, the Court entered judgment denying the relief sought by plaintiffs and authorizing the consummation of the transactions contemplated by the Merger Agreement. The plaintiffs thereafter appealed that judgment, and on July 1, 1999, the Superior Court of Pennsylvania affirmed the judgment in a 2-1 decision. On July 15, 1999, plaintiffs filed an application for reargument of the Superior Court's July 1, 1999 order. On September 3, 1999, the Superior Court granted the plaintiff's application and agreed to hear reargument of the appeal.


   The Merger Agreement provided that the Company's obligations thereunder were subject to satisfaction of various conditions, including the requirement that there shall have been a judicial determination that the Seven

Springs Shareholder Agreement was inapplicable to the Merger Agreement. If these conditions were not satisfied on or before October 31, 1998, the Company was free to terminate the Merger Agreement, upon which termination the Merger Agreement required Seven Springs to pay the Company a break-up fee of $1,000,000. On June 18, 1999, the Company terminated the Merger Agreement and demanded payment of the break-up fee. Seven Springs has refused to make the required payment, claiming that the October 31, 1998 date had been extended to December 31, 1999 by an alleged amendment to the Merger Agreement that had never been approved or executed by the Company. Consequently, the Company commenced an action against Seven Springs on June 30, 1999, in the United States District Court for the Southern District of New York, seeking damages of $1,000,000 plus interest and costs. Seven Springs has not yet answered that complaint.

   On July 2, 1999, Seven Springs filed for a writ of summons against the Company in the Court of Common Pleas of Somerset County. That writ, which has not yet been served on the Company, does not specify what claims Seven Springs intends to assert against the Company. The plaintiff shareholders in the prior Seven Springs Shareholder Agreement litigation have filed a motion seeking leave to intervene in this new Court of Common Pleas action, alleging that Seven Springs' payment of the $1,000,000 break-up fee required by the Merger Agreement would itself be violative of the Seven Springs Shareholder Agreement. The Company intends to oppose that motion, which has not yet been submitted to the court for decision.

   While the Company  believes it is entitled to the  $1,000,000  break-up  fee
under  the  terms  of  the  Merger  Agreement,   the  ultimate  impact  of  the
resolution of these matters on the Company"s financial condition or future results of operations is not currently determinable.

3. Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities consist of the following:

                                                       July 30,  October 30,
                                                         1999        1998
                                                      ----------  ----------
                                                          (In thousands)


     Accounts payable ............................    $    7,867  $   10,652
     Accrued compensation and benefits ...........         2,626       3,164
     Taxes other than income .....................           905         973
     Unearned revenue from real estate sales .....        10,000           -
     Unearned revenue and deposits ...............         3,110       4,017
     Interest ....................................         6,611       2,349
     Other .......................................         3,151         955
                                                      ----------  ----------
                                                      $   34,270  $   22,110
                                                      ==========  ==========

4. Financing Arrangements

Senior Credit Facility

   The total maximum borrowing availability under the provisions of the Company's Amended and Restated Credit Agreement (the "Senior Credit Facility") is $25 million. On May 18, 1999, the final maturity date of the Senior Credit Facility was extended from November 15, 1999 to March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million in addition to certain amounts maintained by the Company in certain depository accounts with BankBoston, N.A., for a period of 60 consecutive days each year commencing between February 1 and February 28. In June 1999, the Company obtained an amendment from the lender that modified certain covenants at July 30, 1999. Total borrowings outstanding under the Senior Credit Facility at July 30, 1999 were approximately $13.3 million, which bore interest at 8% per annum.

Long-Term Debt

   As of July 30, 1999, the Company had outstanding $133.5 million aggregate principal amount of its senior notes (the "Senior Notes"). The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date.

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

Other Debt

   During the nine months ended July 30, 1999, the Company entered into capital lease obligations of $380,000 for the purchase of equipment.

5.    Income Taxes

   Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. No federal income tax provision is expected for the year ended October 29, 1999 due to continued operating losses. Accordingly, during the nine months ended July 30, 1999, no federal income tax provision has been provided.

6.    Northstar Real Estate Sales

   On July 28, 1999, Northstar consummated the sale of the property comprising Phases 4 and 4A of the Big Springs development to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of the Parent and an affiliate of the Company, for an aggregate sales price of $10,000,000, subject to adjustment as described below. The consideration paid to Northstar consisted of $8,500,000 in cash and a promissory note (the "TLH Note") for a minimum of $1,500,000. Under the terms of the TLH Note, Northstar will receive the greater of (a) $1,500,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds of the resale of the lots within Phases 4 and 4A. "Net Cash Proceeds" is defined as gross proceeds received by TLH from the subsequent resale of the lots, after deduction for (i) the proceeds applied to repay any indebtedness incurred by TLH in connection with its financing of the purchase of the lots, (ii) any fees or other costs incurred by TLH in connection with its financing of the purchase or sales of the lots, and (iii) any corporate overhead costs incurred by TLH attributable to the purchase, maintenance, marketing or sale of the lots. The TLH Note is prepayable at any time, and is due on the earlier to occur of January 15, 2001 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, Northstar retained the obligation to complete the scheduled construction of the development in accordance with the approved site development plan. Due to the remaining construction obligations, the Company has deferred the recognition of the sale of the property in the accompanying consolidated financial statements as of July 30, 1999.

   On August 1, 1999, TLH conducted an auction of 46 of the available 47 lots within Phases 4 and 4A of the Big Springs development. As of August 31, 1999, binding sales contracts have been executed for 45 lots for an aggregate sales price of $13,726,000. The average sales price of $305,000 represents a 44% increase over the average lot price of $212,000 realized for the prior phase of the development. Upon the close of escrows for binding contracts between TLH and the respective lot purchasers, the Company expects to receive net proceeds of approximately $4,100,000 in September 1999, after deduction for i) $8,500,000 previously received on July 28, 1999, ii) TLH's financing costs of approximately $189,000, iii) third party sales commissions of $824,000, and iv) other estimated closing costs and expenses in the amount of $113,000. The remaining 2 available lots within the development are currently being marketed by TLH for an aggregate list price of $645,000, which will result in additional cash proceeds upon the ultimate sale of such properties.

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

General

   The Company's ski operations are highly sensitive to regional weather conditions and the overall strength of the regional economies in the areas in which the Company operates. The Company believes that the geographic diversity of the Company's resorts and the use of extensive snowmaking technology coupled with advanced trail grooming equipment, which together can provide consistent skiing conditions, can partially mitigate the risk of both economic downturns and adverse weather conditions in any given region. However, the Company remains vulnerable to warm weather, heavy rains, drought and other types of severe or unusual weather conditions, which can have a significant effect on the operating revenues and profitability at any one of the Company's resorts.

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

   The  Company's  results  of  operations  are also  highly  dependent  on its ability to compete in each of the large regional ski markets in which it operates. At Northstar and Sierra, more than 70% of the 1998/99 ski season total skier days were attributable to residents of the San Francisco, Sacramento, Central California Valley and Lake Tahoe regions. At Bear
Mountain, more than 90% of the 1998/99 ski season total skier days were attributable to residents of the Los Angeles and San Diego metropolitan regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, more than 70% of the 1998/99 ski season total skier days were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 1998/99 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region. The
Company's Grand Targhee resort attracts more than 40% of its skiers from outside its regional skiing population.

   In addition to revenue generated from skiing operations, the Company's resorts generate significant revenue from non-ski operations, including real estate and timber sales, lodging, conference center services, health and tennis clubs and summer activities such as mountain biking rentals and golf course fees.

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

Results of Operations of the Company

   Overview

   The Company's results of operations are significantly impacted by weather conditions. Northstar and Sierra experienced generally favorable snow conditions during the 1998/99 ski season. While Bear Mountain enjoyed cold temperatures in early November which facilitated an early opening on man-made snow, the resort suffered from a lack of natural snowfall throughout the season. Snowfall at Bear Mountain for the 1998/99 ski season was 30% of its five year average for the five preceding ski seasons. The East experienced mild temperatures through mid December and rainfall on most weekends during January. These conditions negatively impacted snow conditions, terrain availability and skier days at Waterville Valley, Mt. Cranmore and Loon Mountain during the Company's first fiscal quarter. Conditions and momentum for the Eastern resorts improved in February and March, although the resorts closed earlier than anticipated due to declining demand and Spring-like conditions in April. The Summit experienced a prolonged period of continual snowfall, which resulted in increased snow removal and other operating costs. While Grand Targhee enjoyed favorable snow conditions, its operations were negatively impacted by unusually high winds on a number of days during December through February.

   The Company's results of operations for the historical three and nine month periods ended July 30, 1999 includes the results of all of the Company's resorts for the entire period. The results of operations for the historical three and nine month periods ended July 31, 1998 includes the results of Loon Mountain since February 26, 1998, the date it was acquired by the Company.

   Historical Three Months Ended July 30, 1999 as Compared to the Historical Three Months Ended July 31, 1998

   Total revenue for the three months ended July 30, 1999 was $4,445,000, an increase of $377,000, or 9%, over the Company's revenues for the three months ended July 31, 1998. Revenue from resort operations increased $252,000, or 7%, due primarily to increased summer lodging, golf and retail sales. Revenues from timber operations increased $125,000 in the 1999 period due to the timing of timber harvesting.

   On July 28, 1999, Northstar consummated the sale of the property comprising Phases 4 and 4A of the Big Springs development to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of the Parent and an affiliate of the Company, for an aggregate sales price of $10,000,000, subject to adjustment as described below. The consideration paid to Northstar consisted of $8,500,000 in cash and a promissory note (the "TLH Note") for a minimum of $1,500,000. Under the terms of the TLH Note, Northstar will receive the greater of (a) $1,500,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds of the resale of the lots within Phases 4 and 4A. "Net Cash Proceeds" is defined as gross proceeds received by TLH from the subsequent resale of the lots, after deduction for (i) the proceeds applied to repay any indebtedness incurred by TLH in connection with its financing of the purchase of the lots, (ii) any fees or other costs incurred by TLH in connection with its financing of the purchase or sales of the lots, and (iii) any corporate overhead costs incurred by TLH attributable to the purchase, maintenance, marketing or sale of the lots. The TLH Note is prepayable at any time, and is due on the earlier to occur of January 15, 2001 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, Northstar retained the obligation to complete the scheduled construction of the development in accordance with the approved site development plan. Due to the remaining construction obligations, the Company has deferred the recognition of the sale of the property in its consolidated financial statements as of July 30, 1999.

   On August 1, 1999, TLH conducted an auction of 46 of the available 47 lots within Phases 4 and 4A of the Big Springs development. As of August 31, 1999, binding sales contracts have been executed for 45 lots for an aggregate sales price of $13,726,000. The average sales price of $305,000 represents a 44% increase over the average lot price of $212,000 realized for the prior phase of the development. Upon the close of escrows for binding contracts between TLH and the respective lot purchasers, the Company expects to receive net proceeds of approximately $4,100,000 in September 1999, after deduction for i) $8,500,000 previously received on July 28, 1999, ii) TLH's financing costs of approximately $189,000, iii) third party sales commissions of $824,000, and iv) other estimated closing costs and expenses in the amount of $113,000. The remaining 2 available lots within the development are currently being marketed by TLH for an aggregate list price of $645,000, which will result in additional cash proceeds upon the ultimate sale of such properties.

   Total operating expenses for the three months ended July 30, 1999 were $16,451,000, an increase of $1,351,000, or 9%, over the Company's total operating expenses for the three months ended July 31, 1998. Cost of sales for resort operations increased by $454,000, or 7%, in line with the increase in summer revenues and normal inflationary impacts. Cost of sales for timber operations increased $102,000 due to the increase in timber sales and higher removal costs due to steeper terrain. Depreciation and depletion increased by $717,000 as a result of higher average asset balances and an increase in the amount of timber harvested. Selling, general and administrative costs were generally consistent between the periods.

   Interest expense for the three months ended July 30, 1999 totaled $4,724,000, an increase of $117,000 over the Company's interest expense for the three months ended July 31, 1998, reflecting generally higher levels of borrowings in the 1999 period.

   Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. No federal income tax provision is expected for the year ended October 29, 1999 due to continued operating losses. Accordingly, during the three months ended July 30, 1999, no federal income tax provision has been provided.

   EBITDA loss for the historical three months ended July 30, 1999 was $6,660,000, an increase of $217,000 or 3% over EBITDA loss of $6,443,000 for the historical three months ended July 31, 1998.

   Historical Nine Months Ended July 30, 1999 as Compared to the Historical Nine Months Ended July 1, 1998

   Total revenue for the nine months ended July 30, 1999 was $107,535,000, an increase of $15,619,000, or 17%, over the Company's revenue for the nine months ended July 31, 1998. The increase is principally due to the inclusion of Loon Mountain for the entire 1999 period, which accounted for $9,975,000 of the increase in revenues for the nine months ended July 30, 1999 as compared to the 1998 period. In addition, Northstar and Sierra generated increased revenues of $1,212,000 and $1,175,000, respectively, primarily due to improved yields in terms of revenues per skier visit. Bear Mountain's revenues declined slightly due to lower skier visits as a result of the lack of natural snowfall, partially offset by improved yields. Revenues for Waterville Valley were slightly lower due to poor weather and snow conditions in the first quarter, partially offset by improved yields. Revenues for Mt. Cranmore increased $460,000, or 13%, due to improved yields and higher skier visits as a result of new pricing strategies. The Summit generated
$2,632,000, or 25%, in additional revenues due to an earlier opening, extended season, higher skier days and improved yields in its food and beverage, snow school and retail businesses. Revenues for Grand Targhee increased by $399,000, or 6%, due to slightly higher skier visits.

   Total operating expenses for the nine months ended July 30, 1999 were $100,377,000, an increase of $18,694,000 over the Company's total operating expenses for the nine months ended July 31, 1998. The principal causes of the increase are as follows:

                                                          (In thousands)

   Total operating expenses - nine months ended
    July 31, 1998......................................        $81,683
   Acquisition of Loon Mountain:
    Cost of sales - resort operations..................          5,192
    Selling, general and administrative................            569
    Depreciation and amortization......................            818
                                                             ---------
                                                                 6,579
   Nonrecurring maintenance, operations, snow
    removal and severance costs, and increased costs
    associated with an earlier opening, extended
    season and revenue penetration efforts and new
    operations during the winter season at the Summit..          4,197
   Costs of nonrecurring corporate initiatives and
    process improvements and increased costs
    associated with new management personnel and
    functional expertise...............................          1,974
   Increased depreciation due to higher average
    asset balances.....................................          2,860
   Increased snowmaking costs at Bear Mountain due
    to the lack of natural snowfall....................            480
   Lease costs for three new lifts at the
    Summit and Bear Mountain...........................            494
   Labor associated with earlier openings at
    Northstar, Sierra and Bear Mountain................            197
   Inflation and other changes, net....................          1,913
                                                             ---------
   Total operating expenses - nine months ended
    July 30, 1999......................................       $100,377
                                                             =========

   As reflected above, the inclusion of Loon Mountain for the entire 1999 period resulted in an increase of $6,579,000 in operating expenses as compared to the 1998 period.

   At the Summit, the Company incurred significant nonrecurring costs during the nine months ended July 30, 1999 to appropriately prepare its facilities, vehicle and snow grooming fleet, communications infrastructure and processes and systems for the operation of the resort. In addition, record levels of snowfall severely hampered operating efforts and resulted in significant increases in snow removal, grounds maintenance and related costs. The Company also accrued severance costs associated with certain personnel changes at the Summit. Management believes that approximately $2,500,000 to $3,000,000 of the cost increases at the Summit are of a nonrecurring nature and would not be incurred in a typical year of operation. Further, the resort opened thirteen days earlier for the 1998/99 ski season as compared to the prior season, and operated for an additional six days in April 1999 as compared to April 1998. Also, the resort implemented various revenue penetration efforts and operated a new ski school business that was previously operated by a third party, which contributed to the cost increases at the Summit. The earlier opening, extended season, revenue penetration efforts and new ski school generated an increase in revenues of $2,632,000 for the nine months ended July 30, 1999 as compared to the 1998 period.

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

   Interest   expense  for  the  nine  months   ended  July  30,  1999  totaled
$14,412,000, an increase of $1,458,000 over the Company's interest expense for the nine months ended July 31, 1998, reflecting generally higher levels of borrowings in the 1999 period due principally to debt incurred to finance the Loon Mountain acquisition.

   Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. No federal income tax provision is expected for the year ended October 29, 1999 due to continued operating losses. Accordingly, during the nine months ended July 30, 1999, no federal income tax provision has been provided.

   EBITDA for the historical nine months ended July 30, 1999 was $23,297,000, an increase of $717,000 or 3% over historical EBITDA of $22,580,000 for the nine months ended July 31, 1998.

   Historical Nine Months Ended July 30, 1999 as Compared to the Pro Forma Nine Months Ended July 31, 1998

   The following unaudited pro forma results of operations of the Company for the nine months ended July 31, 1998 assume that the Loon Mountain acquisition and related financing had occurred on November 1, 1997. These unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                              Historical nine  Pro forma nine
                                                months ended    months ended
                                               July 30, 1999   July 31, 1998
                                              ---------------  --------------
                                                       (In thousands)

  Statement of Operations Data:
   Revenue:
     Resort operations .....................  $       107,203  $      102,348
     Real estate and other .................              332             207
                                              ---------------  --------------
                                                      107,535         102,555

   Operating expenses:
     Resort operations .....................           84,040          75,433
     Real estate and other .................              198              96
     Depreciation, depletion and
     amortization ..........................           16,139          13,141
                                              ---------------  --------------
   Operating income ........................            7,158          13,885
   Interest expense and other, net .........           15,470          14,802
                                              ---------------  --------------
   Loss before minority interest ...........           (8,312)           (917)
   Minority interest .......................              168             208
                                              ---------------  --------------
   Net loss ................................  $        (8,480) $       (1,125)
                                              ===============  ==============
  Other Data:
   EBITDA ..................................  $        23,297  $       27,026


   Total historical revenues for the nine months ended July 30, 1999 were $107,535,000, an increase of $4,980,000, or 5%, over the comparable pro forma period in 1998. Total skier days for the nine months ended July 30, 1999 were 2,433,000, an increase of 47,000 days, or 2%, over the comparable pro forma period in 1998. Total skier days increased due to significantly higher skier days at the Summit and a larger number of skier visits attributable to season pass sales and promotional offerings. Northstar and Sierra generated increased revenues of $1,212,000 and $1,175,000, respectively, due to improved yields. Bear Mountain's revenues declined slightly due to lower skier visits as a result of the lack of natural snowfall, partially offset by improved yields. Revenues for Waterville Valley and Loon Mountain declined by $202,000 and $656,000, respectively, due to poor weather and snow conditions in the first quarter, partially offset by improved yields. Revenues for Mt. Cranmore increased $460,000, or 13%, due to improved yields and higher skier visits as a result of new pricing strategies. The Summit generated
$2,632,000, or 25%, in additional revenues due to an earlier opening, extended season, higher skier days and improved yields. Revenues for Grand Targhee increased by $399,000, or 6%, due to slightly higher skier visits.

   Historical resort operating expenses, excluding depreciation, depletion and amortization, for the nine months ended July 30, 1999 were $84,040,000, an increase of $8,607,000, or 11%, over the comparable pro forma period in 1998. Increased costs of winter operations at the Summit of $4,197,000 and higher corporate expenses of $1,974,000 for nonrecurring corporate initiatives, process improvements and new management personnel as previously discussed were the principal contributors to the increase. Increased snowmaking costs at Bear Mountain of $480,000 due to the lack of natural snowfall, lease costs in the amount of $494,000 for three new lifts at the Summit and Bear
Mountain,   $197,000  of  incremental   labor  costs  associated  with  earlier
openings at Northstar, Sierra and Bear Mountain and normal inflationary impacts also contributed to the increase.

   Historical depreciation, depletion and amortization for the nine months ended July 30, 1999 was $16,139,000. The increase of $2,998,000 over the 1998 pro forma period was due to higher average asset balances in the 1999 period.

   Interest expense and other income (expense), net for the historical nine months ended July 30, 1999 totaled $15,470,000, an increase of $668,000 or 5% from the comparable pro forma period in 1998. The increase was principally due to interest expense on borrowings under the Senior Credit Facility used to fund capital expenditures, maintenance activities and normal seasonal working capital requirements in the off-season period prior to the start of the 1998/99 ski season.

   EBITDA for the historical nine months ended July 30, 1999 was $23,297,000, a decrease of $3,729,000 or 14% from the pro forma nine months ended July 31, 1998.

Liquidity and Capital Resources

   The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The
Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility currently provides for borrowing availability of up to $25 million during the term of such facility. On May 18, 1999, the final maturity date of the Senior Credit Facility was extended from November 15, 1999 to March 31, 2002. The
Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to amounts maintained by the Company in certain depository accounts with BankBoston, N.A., for a period of 60 consecutive days each year commencing between February 1 and February 28. In June 1999, the Company obtained an amendment from the lender that modified certain covenants at July 30, 1999. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities, to build retail and other inventories prior to the start of the ski season and for other cash requirements. As of July 30, 1999 and August 31, 1999, outstanding borrowings under the Senior Credit Facility totaled approximately $13.3 million and $15.4 million, respectively, which reflects the receipt of $8.5 million in proceeds from the sale of real estate by Northstar on July 28, 1999.

   The Company had a net working capital deficit of $28.4 million (excluding $10.0 million and $3.1 million in unearned revenue from real estate sales and resort operations, respectively, which will not require cash spending to settle such liabilities) as of July 30, 1999 which will negatively affect liquidity during the remainder of 1999.

   The Company generated cash from operating activities of $21.5 million for the nine months ended July 30, 1999 as compared to $11.3 million for the nine months ended July 31, 1998. The increase is principally due to the receipt of $8.5 million in proceeds from the sale of real estate by Northstar on July 28, 1999.

   Cash used in investing activities totaled $14.7 million and $38.7 million for the nine months ended July 30, 1999 and July 31, 1998, respectively. The results for the 1999 period primarily reflect capital expenditures for the purchase of property and equipment, whereas the results for the 1998 period also reflect the acquisition of Loon Mountain.

   Cash used in financing activities totaled $6.5 million for the nine months ended July 30, 1999, primarily reflecting repayments on the Senior Credit Facility and long-term debt. Cash provided by financing activities totaled $27.9 million for the nine months ended July 31, 1998, primarily reflecting borrowings and additional capital contributions to fund the acquisition of Loon Mountain.

   The Company's capital expenditures for property and equipment for the nine months ended July 30, 1999 were approximately $12.1 million. Management anticipates that remaining expenditures for its fiscal 1999 and fiscal 2000 capital programs will be approximately $15 million in the aggregate, including approximately $4 million in resort maintenance for each year. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture and borrowings under the Senior Credit Facility. There are no significant commitments for future capital expenditures at July 30, 1999. However, in the event the Company receives necessary approvals for a land swap currently being pursued for certain base area land at Grand Targhee and the Company chooses to exercise its options to acquire certain real estate to consummate the land swap, it would be obligated to fund approximately $4.5 million to complete such land acquisitions.

   Management believes that there is a considerable degree of flexibility in the timing (and, to a lesser degree, the scope) of its capital expenditure program, and even greater flexibility as to its real estate development objectives. While the capital expenditure program described above is regarded by management as important, both as to timing and scope, discretionary capital spending above maintenance levels can be deferred, in some instances for substantial periods of time, in order to address cash flow or other constraints. As a result of the Company's recent operating performance and liquidity constraints, it may be required to defer or abandon certain of its capital expenditure projects.

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

   The Company currently has $133.5 million aggregate principal amount of Senior Notes outstanding, which will result in annual cash interest requirements of approximately $16.7 million. The Company expects that cash generated from operations, cash proceeds of planned real estate sales at Northstar and planned divestitures of other real estate and non-strategic assets, together with borrowing availability, will be adequate to fund the interest requirements on the Senior Notes and the Company's other cash operating and debt service requirements over the next twelve months. However, for the twelve months ended July 30, 1999, the Company's ratio of EBITDA to interest expense was 1.25, and as of July 30, 1999, the ratio of the Company's total debt to EBITDA for the last twelve months was 6.49. Any decline in the Company's expected operating performance or the failure to sell real estate at Northstar or achieve planned divestitures of other real estate and non-strategic assets, in each case on the terms anticipated, could have a material adverse effect on the Company's financial position and liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell other assets or obtain additional financing. No assurance can be given of the Company's ability to do so or the terms of any such transaction. In addition, the Company would require additional financing for significant expansion of its existing properties or for future acquisitions, if any. No assurances can be given that any such financing would be available on commercially reasonable terms. See "Forward-Looking Statements" herein.

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

   The Company has conducted an assessment of its information and telecommunications technology ("IT") assets and systems. Substantially all of the Company's IT systems, except for a portion of the Company's ticketing and sales systems, operate using software developed and supported by third party vendors. The Company is in the process of implementing its planned program to remedy such third party developed systems, which will entail either modifications to or replacement of certain existing IT systems. The cost of modifications will be expensed as incurred and is not expected to be significant. The cost of purchased replacements will be capitalized and is expected to range from $600,000 to $700,000, of which $530,000 has been incurred through July 30, 1999.

   The Company has substantially completed an assessment of the necessary efforts to make its primary ticketing and sales system year 2000 compliant, and is currently making modifications to such system to make it year 2000 compliant. The Company currently expects to complete such efforts by October 1999. The cost of necessary modifications to the ticketing and sales software will be expensed as incurred and will be performed using primarily existing internal resources. Purchases of replacement hardware will be capitalized. The expected cost of software modifications is expected to range from $130,000 to $170,000. Depending upon the results of final hardware testing, necessary hardware replacements could require capital spending of up to $200,000.

   The Company has commenced a program to ensure that significant vendors and service providers with which it does business are year 2000 compliant. In addition, the Company is conducting an assessment of its operating assets to determine whether there will be any significant financial impacts to ensure year 2000 compliance for such assets.

   The Company intends to complete its year 2000 assessments and remediation program by October 1999. However, if the Company or its vendors are unable to resolve the year 2000 issue in a timely manner, or the Company's assessment of the extent of year 2000 issues surrounding its IT systems, operating assets or significant vendors or service providers are incorrect, the year 2000 issue could have a material impact on the operations of the Company. The Company does not presently have a contingency plan in the event its year 2000 compliance program is unsuccessful or not completed on a timely basis.

   The cost of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to finance needed system replacements and modifications, the ability to locate and correct all relevant computer codes and similar uncertainties. See "Forward-Looking Statements" herein.

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

Regulation and Legislation

   The Company's operations are dependent upon its ownership or control over the real property constituting each resort. The real property presently used at the Northstar and Mt. Cranmore resorts is owned by the Company. The Company has the right to use a substantial portion of the real property associated with the Bear Mountain, Sierra, Summit, Grand Targhee, Loon Mountain and Waterville Valley resorts under the terms of Special Use Permits issued by the United States Forest Service. The Special Use Permits for the Bear Mountain, Sierra, Waterville Valley, the Summit and Grand Targhee resorts were reissued at the time of the Company's acquisition of such resorts, with the Bear Mountain permit expiring in 2020, the Sierra permit expiring in 2039, the Waterville Valley permit expiring in 2034, the Summit permit expiring in 2032 and the Grand Targhee permit expiring in 2034.

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

   The United States Forest Service has the right to approve the location, design and construction of improvements in permit areas and many operational matters at resorts with permits. Under the permits, the Company is required to pay fees to the United States Forest Service. Under recently enacted legislation, retroactively effective to the 1995/96 ski season, the fees range from 1.5% to approximately 4.0% of certain revenues, with the rate generally rising with increased revenues. Through fiscal 1998, the Company was required to pay the greater of (i) the fees due under the new legislation and (ii) the fees actually paid for the 1994/95 ski season unless gross revenue in a ski season falls more than 10% below that of the 1994/95 ski season in which case the fees due are calculated solely under the new legislation. The calculation of gross revenues includes, among other things, revenue from lift ticket, ski school lesson, food and beverage, rental equipment and retail merchandise sales. Total fees paid to the United States Forest Service by the Company during the year ended October 30, 1998 were $1,014,000. The new legislation is not expected to have a material effect on fees payable in future periods.

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

   The Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation. However, at Grand Targhee, following the Wyoming Department of Environmental Quality (the "DEQ") issuing a Notice of Violation of state water pollution requirements based on alleged discharge from a wastewater lagoon without a permit, the Company entered into an negotiated compliance order with the DEQ requiring construction and operation of a new wastewater facility at a cost of approximately $1 million. The Company constructed a new wastewater facility and the new facility commenced operation on December 19, 1998. A DEQ inspection on July 12, 1999 verified that the facility was operating satisfactorily. On July 16, 1999, the DEQ formally found that the Company had satisfied all terms of the negotiated compliance order.

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

   Pursuant to the decision of the First Circuit and the order of the District Court the Loon Mountain Resort has applied to the Environmental Protection Agency ("EPA") for a Clean Water Act (the "CWA") discharge permit covering discharges associated with its snowmaking operations. Certain ongoing discharges are authorized by the District Court order pending final action on the permit and subject to the District Court's reserved power to modify such approval to address any resulting environmental issues. The EPA issued a continuing discharge permit prior to the 1998/99 ski season.

   Certain regulatory approvals associated with the new snowmaking pipeline at Loon Mountain impose minimum stream flow requirements on Loon Mountain Resort. These requirements will compel Loon Mountain Resort to construct water storage facilities within the next ten years, and such construction will require further regulatory approvals and environmental documentation under NEPA.

   In addition, the Loon Mountain Resort was notified in September 1997 that it had allegedly filled certain wetlands at the resort in violation of the CWA. In response, the Loon Mountain Resort worked with the EPA to remove the alleged fill and implement certain erosion control measures. On January 15, 1998, an individual notified the EPA, the Loon Mountain Resort, and certain other persons that he intended to initiate a lawsuit under the CWA regarding the alleged wetland violation. On February 2, 1998, the EPA wrote to such individual stating that the alleged fill had been removed and that the EPA does not believe there is a continuing violation at the site. The Company does not have any further notice of any threatened lawsuit or other action regarding this matter.

Forward-Looking Statements

   Except for  historical  matters,  the matters  discussed  in Part I, Item 2.
"Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to: uncertainty as to future financial results, the substantial leverage and liquidity constraints of the Company, the
capital   intensive  nature  of  development  of  the  Company's  ski  resorts, uncertainties  associated  with  obtaining  financing  for future  real  estate projects and to undertake future capital improvements, demand for and costs associated with real estate development, the discretionary nature of consumers' spending for skiing and resort real estate, regional and national economic conditions, the successful or unsuccessful integration of acquired businesses, weather conditions, natural disasters (such as earthquakes and floods), industry competition, governmental regulation and other risks associated with expansion and development, the occupancy of leased property and property used pursuant to the United States Forest Service permits, and the ability of the Company to make its information technology assets and systems year 2000 compliant and the costs of any modifications necessary in this regard.

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

   Killington West, Ltd., formerly known as Bear Mountain, Ltd., ("Killington West "), filed a breach of contract lawsuit in the Superior Court of the State of California, San Bernardino County, against Fibreboard Corporation ("Fibreboard") and Bear Mountain, Inc. alleging that Fibreboard and Bear Mountain, Inc. breached the asset purchase agreement dated October 6, 1995 (the "Original Bear Mountain Agreement") among Killington West, Fibreboard and Bear Mountain, Inc. pursuant to which Bear Mountain, Inc. acquired the Bear Mountain ski resort from Killington West. Killington West's lawsuit concerned an alleged breach by Fibreboard and Bear Mountain, Inc. of a change of control provision in the Original Bear Mountain Agreement. In connection with the Company's acquisition of Bear Mountain, Inc. in December 1996, the Company obtained from Fibreboard indemnification for any claim that might be made by Killington West, and further, required that $1 million of the purchase price be held in escrow pending the outcome of any potential disputes with Killington West. Fibreboard acknowledged its obligation to indemnify Bear Mountain, Inc. with respect to the Killington West lawsuit and defended such lawsuit on behalf of Fibreboard and Bear Mountain, Inc. The lawsuit was settled in February 1999 and the Company has determined Bear Mountain, Inc. has no further interest in the matter.

   In connection with the merger with Loon Mountain Recreation Corporation ("LMRC"), certain shareholders of LMRC (the "Shareholder Plaintiffs") filed a lawsuit against LMRC and its former directors alleging breach of fiduciary duty and against the Company alleging that the Company failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute") in connection with the transaction. The two lawsuits were consolidated in the Superior Court of Grafton County, New Hampshire. Prior to the filing of the lawsuit against the Company, the Company received a "no action" order from the Bureau of Securities Regulation, New Hampshire Department of State (the "Bureau") finding that the Takeover Statute was inapplicable to the proposed merger. The Shareholder Plaintiffs' initial request for a preliminary injunction prohibiting the Company (or its affiliates) from proceeding with the LMRC merger was denied by the court. Before the litigation proceeded further, and prior to the merger, the parties to the merger agreement amended such agreement. The Company then obtained an additional order by the Bureau that the Takeover Statute did not apply to the merger transaction. The Company answered the Shareholder Plaintiffs' petition and filed a motion to dismiss the Shareholder Plaintiffs' action against the Company asserting that the Takeover Statute did not apply to the transaction as a matter of law. The court initially denied the Company's motion to dismiss but granted the motion to dismiss upon reconsideration. Shareholder Plaintiffs have appealed the dismissal to the New Hampshire Supreme Court. The parties have filed briefs in the appeal and requested oral argument, which has not been scheduled.
Potential  remedies  under the  Takeover  Statute  include  money  damages  and rescission of the transaction. While the Company does not believe Shareholder Plaintiffs will prevail in their actions, no assurances can be made regarding the outcome of these actions.

   Shareholder Plaintiffs' breach of fiduciary duty action against LMRC and its former directors remains pending and limited discovery has been conducted; a trial date will be set after April 15, 2000. Shareholder
Plaintiffs were given leave by the court to amend their complaint to seek money damages against the Company, LMRC and its former directors. If the Shareholder Plaintiffs are successful in obtaining a judgment against the former LMRC directors, the Company may have certain obligations to indemnify the former directors pursuant to the former LMRC by-laws. While the Company does not believe Shareholder Plaintiffs will prevail in this lawsuit, no assurances can be made regarding the outcome of this litigation.

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

   In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened in the lawsuit. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff, along with the intervening environmental group, (collectively or individually, the "Environmental Plaintiffs") appealed. In December 1996, the United States Court of Appeal for the First Circuit (the "First Circuit") reversed the District Court and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. The District Court then entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any associated pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the original Forest Service approval to their preexisting condition if not ultimately re-approved by the Forest Service. This order remains in effect until the supplemental NEPA process is completed. The Forest Service has previously stated it expects to issue draft NEPA documentation in the Fall of 1999, however the Company can give no assurance regarding the timing or outcome of such process. The Environmental Plaintiffs also filed a motion asking the District Court to impose against LMRC a CWA civil penalty of $5,550,125 and attorney's fees and costs in connection with LMRC's discharges into Loon Pond during its snowmaking operations for the 1996/97 ski season and prior years. The discharge at issue involves water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into Loon Pond. The District Court dismissed the claim for civil penalties and attorney fees under the CWA and one of the Environmental Plaintiffs appealed to the First Circuit. The appeal is stayed pending a decision of the United States Supreme Court in a different case involving the CWA. In connection with the merger with LMRC, the Company obtained a specific insurance policy providing $4.5 million of coverage (above a $1.2 million deductible) to cover any civil penalties, fees and costs that the District Court may assess against LMRC.

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

   In connection with the proposed Seven Springs acquisition, certain shareholders of Seven Springs filed a lawsuit in the Court of Common Pleas of Somerset County, Pennsylvania against the Company, Acquisition Sub, and Seven Springs and certain of its directors, seeking a declaratory judgment, along with other relief including the rescission of the Agreement of Merger (the "Merger Agreement"). The plaintiffs alleged that the terms of a certain shareholders' agreement among Seven Springs and its shareholders (the "Seven Springs Shareholder Agreement") banned the consummation of the proposed acquisition. On October 29, 1998, the Court entered judgment denying the relief sought by plaintiffs and authorizing the consummation of the transactions contemplated by the Merger Agreement. The plaintiffs thereafter appealed that judgment, and on July 1, 1999, the Superior Court of Pennsylvania affirmed the judgment in a 2-1 decision. On July 15, 1999, plaintiffs filed an application for reargument of the Superior Court's July 1, 1999 order. On September 3, 1999, the Superior Court granted the plaintiff's application and agreed to hear reargument of the appeal.

   The Merger Agreement provided that the Company's obligations thereunder were subject to satisfaction of various conditions, including the requirement that there shall have been a judicial determination that the Seven Springs Shareholder Agreement was inapplicable to the Merger Agreement. If these conditions were not satisfied on or before October 31, 1998, the Company was free to terminate the Merger Agreement, upon which termination the Merger Agreement required Seven Springs to pay the Company a break-up fee of $1,000,000. On June 18, 1999, the Company terminated the Merger Agreement and demanded payment of the break-up fee. Seven Springs has refused to make the required payment, claiming that the October 31, 1998 date had been extended to December 31, 1999 by an alleged amendment to the Merger Agreement that had never been approved or executed by the Company. Consequently, the Company commenced an action against Seven Springs on June 30, 1999, in the United States District Court for the Southern District of New York, seeking damages of $1,000,000 plus interest and costs. Seven Springs has not yet answered that complaint.

   On July 2, 1999, Seven Springs filed for a writ of summons against the Company in the Court of Common Pleas of Somerset County. That writ, which has not yet been served on the Company, does not specify what claims Seven Springs intends to assert against the Company. The plaintiff shareholders in the prior Seven Springs Shareholder Agreement litigation have filed a motion seeking leave to intervene in this new Court of Common Pleas action, alleging that Seven Springs' payment of the $1,000,000 break-up fee required by the Merger Agreement would itself be violative of the Seven Springs Shareholder Agreement. The Company intends to oppose that motion, which has not yet been submitted to the court for decision.

   While the Company  believes it is entitled to the  $1,000,000  break-up  fee
under  the  terms  of  the  Merger  Agreement,   the  ultimate  impact  of  the
resolution of these matters on the Company's financial condition or future results of operations is not currently determinable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On July 28, 1999, George N. Gillett, Jr., Sandeep D. Alva, Dean C. Kehler, Edward Levy and Daniel C. Budde were elected to serve as the sole members of the Board of Directors of the Parent and the Company, with Mr. Gillett continuing to serve as Chairman and Chief Executive Officer of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits

   Exhibit No.                               Description of Exhibit
   -----------                               ----------------------
      27.1                                   Financial Data Schedule

   b. Reports on Form 8-K

   The Company filed a Current Report on Form 8-K dated June 22, 1999, reporting under Item 5 thereof the statement to the Press dated June 21, 1999, announcing the Company's decision to terminate the agreement regarding the purchase of the Seven Springs Resort in Somerset County, Pennsylvania.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                  BOOTH CREEK SKI HOLDINGS, INC.
                                          (Registrant)


                                  By:           /s/ ELIZABETH J. COLE
                                     ------------------------------------------
                                                  Elizabeth J. Cole
                                           Executive Vice President and
                                              Chief Financial Officer
                                             (Duly Authorized Officer)


                                  By:           /s/ BRIAN J. POPE
                                     ------------------------------------------
                                                  Brian J. Pope
                                      Vice President of Accounting and Finance,
                                             (Chief Accounting Officer)



September 10, 1999