Form 10-K
period 1999-10-29
BOOTH CREEK SKI HOLDINGS INC
filed 2000-01-21
CIK 1037253

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K

 (Mark One)
     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: October 29, 1999

                                       OR

     [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _________________
                              to _________________

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

                                     None.
                               ------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of December 31, 1999, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5 of this Report.

===============================================================================

                               TABLE OF CONTENTS




Item                                                                Page Number
----                                                                -----------

                                     PART I


 1.   Business......................................................      2


 2.   Properties....................................................     22


 3.   Legal Proceedings.............................................     22


 4.   Submission of Matters to a Vote of Security Holders...........     25


                                    PART II


 5.   Market for Registrant's Common Equity and Related
      Stockholder Matters...........................................     26


 6.   Selected Financial Data.......................................     26


 7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations...........................     29


7a.   Quantitative and Qualitative Disclosures About
      Market Risk...................................................     39


 8.   Financial Statements and Supplementary Data...................     40


 9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure...........................     40


                                    PART III


10.   Directors and Executive Officers of the Registrant............     41


11.   Executive Compensation........................................     43


12.   Security Ownership of Certain Beneficial Owners
      and Management................................................     47


13.   Certain Relationships and Related Transactions................     51


                                    PART IV


14.   Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K...........................................     57


      Signatures....................................................     62


      Index of Financial Statements.................................    F-1

                                     PART I

   As used in this Report, the "Company" or "Booth Creek" refers to Booth Creek Ski Holdings, Inc. and its subsidiaries, unless the context otherwise requires. The Company is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent"). Since November 27, 1996 the Company has acquired the Northstar-at-Tahoe ("Northstar") and Sierra-at-Tahoe ("Sierra") ski resorts in the Lake Tahoe region of Northern California, the Bear Mountain ski resort ("Bear Mountain") in Southern California, the Waterville Valley ("Waterville Valley") and Mount Cranmore ("Mt. Cranmore") ski resorts in the White Mountains of New Hampshire, the Summit at Snoqualmie (the "Summit") ski resort complex in the Cascade Mountains of Northwest Washington, the Grand Targhee ski resort ("Grand Targhee") in the Grand Tetons in Wyoming and the Loon Mountain ski resort ("Loon Mountain") in the White Mountains of New Hampshire.

Item 1. Business

Overview

   Booth Creek owns and operates eight ski resort complexes encompassing eleven separate resorts, making the Company the fourth largest operator in North America based on approximately 2.4 million skier days recorded during the 1998/99 ski season at such resorts. Booth Creek primarily operates regional ski resorts which, in the aggregate, attract approximately 85% of their guests from their regional ski markets, within a 200 mile driving radius of each resort. The Company's properties offer approximately 9,281 acres of skiable terrain, 397 trails, 94 lifts (including 16 high-speed lifts and two Gondolas) and on-mountain capacity to accommodate approximately 56,000 guests daily. For the year ended October 29, 1999, the Company generated revenues of $125.7 million and EBITDA before unusual items of $28.2 million, and incurred a net loss of $18.8 million. For the year ended October 30, 1998, the Company generated pro forma revenues of $115.5 million, pro forma EBITDA of $27.4 million, and incurred a pro forma net loss of $14.8 million.

   The Company's resort properties are primarily located near major skiing populations, including four of the five largest regional ski markets in the United States: Los Angeles/San Diego, San Francisco/Sacramento, Boston and Seattle/Tacoma. The Company believes this geographical diversification may help to limit the Company's exposure to regional economic downturns and unfavorable weather conditions.

   The Company's resorts seek to differentiate themselves in their respective markets by selectively upgrading on-mountain facilities and guest services, employing targeted marketing strategies and offering extensive skier development programs, all of which create a competitively-priced, high-quality guest experience. Since its formation in October 1996, the Company's resorts have collectively spent over $42 million in capital expenditures, including the addition of high-speed chairlifts, additional snowmaking capabilities, improved trail grooming equipment, and enhanced on-mountain lodging, retail and food service amenities. The Company believes its existing resorts are well maintained. The Company also uses targeted advertising, database marketing and strategic marketing alliances to enhance the image of its resorts and increase regional market share. The Company also offers extensive development programs to improve the technical skill level of all types of skiers, which management believes is important to expand the total skier population and increase skier visitation frequency.

   The following is an organizational chart of Booth Creek Ski Group, Inc. ("Parent") and the Company and the Company's subsidiaries. Each subsidiary of the Company is, directly or indirectly, wholly-owned by Booth Creek.

[GRAPHIC OF ORGANIZATIONAL CHART OMITTED]

   The Company's principal executive offices are located at 1000 South Frontage Road West, Suite 100, Vail, Colorado 81657. Its telephone number at that location is (970) 476-4030. The Company was incorporated in Delaware on October 8, 1996.

Industry

   There are 509 ski areas in the United States which, during the 1998/99 ski season generated approximately 52.0 million skier days. A "skier day"
represents one skier or snowboarder visiting one ski resort for one day, including skiers and snowboarders using complimentary and season passes. Calculation of skier days requires an estimate of visits by season passholders. Although different ski resort operators may use different methodologies for making such estimations, management believes that any resulting differences in total skier days are immaterial. U.S. ski areas range from small ski resort operations, which primarily cater to day skiers and regional overnight skiers from nearby population centers, to larger resorts which, given the scope of their operations and their accessibility, are able to attract skiers and snowboarders from their regional ski markets as well as destination resort guests who are seeking a comprehensive vacation experience. While regional ski market skiers tend to focus primarily on lift ticket price and round-trip travel time, destination travelers tend to be heavily influenced by the number of amenities and activities offered as well as the perceived overall quality of the vacation experience. The table below summarizes regional skier day information from the 1994/95 ski season through the 1998/99 ski season.

                    U.S. Ski Industry Regions and Skier Days
                                 (in thousands)

                                                  Rocky  Pacific  Lake
        Season        Northeast Southeast Midwest  Mtns    West   Tahoe   Total
--------------------- --------- --------- ------- ------ -------  -----  ------
1994/95..............  11,265     4,746    6,907  18,412  7,446   3,900  52,676
1995/96..............  13,825     5,693    7,284  18,148  6,033   3,000  53,983
1996/97..............  12,407     4,231    7,137  18,904  7,341   2,500  52,520
1997/98..............  12,712     4,343    6,707  19,191  7,419   3,750  54,122
1998/99..............  12,300     4,261    6,005  18,305  6,702   4,382  51,955
Five year average....  12,502     4,655    6,808  18,592  6,988   3,506  53,051

Northeast: CT, MA, ME, NH, NY, VT, RI
Southeast: AL, GA, KY, MD, NC, NJ, PA, TN, VA, WV
Midwest: IA, IL, IN, MI, MN, MO, ND, NE, OH, SD, WI
Rocky Mtns: CO, ID, MT, NM, UT, WY
Pacific West: AK, AZ, CA (excluding Lake Tahoe Region), NV, OR, WA
Source: 1998/99 Kottke National End of Season Survey

   Over the past decade, the ski resort industry has been experiencing a period of consolidation. The number of United States ski areas has declined from 709 in 1986 to 509 in 1999. The number of ski areas may decline further, as many mountain resorts lack the infrastructure, capital and management capability to effectively compete in this multi-dimensional and service-intensive industry. No major new ski resort has opened in the United States since 1989. Of the 509 ski areas, the 1998/99 Kottke National End of Season Survey estimates the average resort recorded approximately 102,072 skier days. Only 25% of all resorts typically report more than 200,000 skier days per season. All of the Company's resorts except Mt. Cranmore and Grand Targhee typically record more than 200,000 annual skier days. The trend among leading resorts is toward investing in improving technology and infrastructure, including high-speed lifts, attractive facilities and extensive snowmaking capabilities to deliver a more consistent, quality experience. Since its formation, the Company's has spent over $42 million in capital expenditures at its resorts to improve their competitive position and to meet sustaining capital requirements. Management believes the need for increased investment in resorts in general has required a greater access to capital and has enhanced the position of resorts owned by larger, better capitalized owners. Despite this consolidation, the ski industry remains fragmented, with no one resort accounting for more than 3%, and no one resort operator accounting for more than approximately 10%, of the United States' 52.0 million skier days during the 1998/99 ski season. The four largest ski resort companies, including the Company, accounted for approximately 28.9% of all U.S. skier days recorded during the 1998/99 ski season.

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

   The emergence and growth of snowboarding, driven primarily by the Echo Boom and X Generations, has energized interest in "on-snow" recreation. According to the 1998/99 Kottke National End of Season Survey, the estimated number of snowboarder visits has increased from 6.4 million in the 1994/95 ski season to
12.1 million in the 1998/99 ski season, an increase of approximately 89%. Snowboarders tend to be between the ages of 13 and 25 and presently represent an estimated 23.2% of all domestic ski resort visitors. Regional resorts are the industry leaders in providing designated snowboarding parks, trails and specialized trail grooming techniques for snowboarders. All of the Company's resorts have allocated significant terrain to snowboarders. Management believes that the growth in snowboarding has had, and will continue to have, a positive impact on the snow sports industry, especially since it is attracting new age groups, and will continue to be an important source of lift ticket, snow school, retail and rental revenue growth for the Company.

   The advent of snowboarding has been accompanied by the introduction of new "shaped", alpine skis which make skiing easier to learn and enjoy. The shaped skis significantly improve a new skier's learning progression, as well as enhance the experience of skiers of all abilities through increased technical ability and control. All of the Company's resorts have replaced all or a majority of their rental skiing equipment with shaped skis. Further advances and innovations in skier equipment, trail maintenance and lift technology are also expected to lead to the greater popularity of skiing.

   The Lake Tahoe region has averaged approximately 3.5 million annual skier days over the last five years. Management estimates that approximately 70% to 75% of the skiers visiting Lake Tahoe resorts during the 1998/99 ski season were from the San Francisco, Sacramento and Central California Valley metropolitan areas. Other guests come principally from Southern California and states with large ski populations, such as Texas, Illinois and Florida. Skiers in this market can choose from among six major resorts, which include Northstar, Sierra, Squaw Valley, Heavenly Valley, Alpine Meadows, and Kirkwood. Northstar, Squaw Valley and Heavenly Valley attract a significantly greater share of destination skiers than the area's other resorts.

   The Southern California market has averaged approximately 2.8 million annual skier days over the last five years. Management estimates that approximately 77% of the skiers visiting Southern California resorts during the 1998/99 ski season were drawn primarily from the Los Angeles, Orange County and San Diego metropolitan areas. Skiers in this market can choose from among four major resorts, which include Bear Mountain, Snow Summit, Mountain High and Mammoth Mountain.

   The Northeast market (including New York) has averaged approximately 12.5 million annual skier days over the last five years. The Northeast market consists of a significant percentage of day or weekend skiers due to the relatively short driving radius to major metropolitan areas. While the Northeast does not draw significant numbers of vacationing skiers from the Western regions of the United States, it does compete with the Rocky Mountains and Pacific West areas for Eastern vacationing skiers. Within the Northeast region, skiers can choose from among over 50 major ski areas and resorts. The region's major ski areas and resorts are concentrated in the mountainous areas of New England and Eastern New York, with the bulk of skiers coming from the population centers located in eastern Massachusetts, Southern New Hampshire, Connecticut, Eastern New York, New Jersey and the Philadelphia area. Waterville Valley, Mt. Cranmore and Loon Mountain all operate in the Northeast market.

   The Company's Summit resort complex operates in the Washington state segment of the Pacific West market, which recorded approximately 6.7 million skier days during the 1998/99 ski season. Management estimates that more than 90% of the skier days recorded at Washington state resorts during the 1998/99 ski season were attributable to residents of the Seattle/Tacoma metropolitan area. Other guests come primarily from other parts of Washington, Oregon and Western Canada. Washington state resorts do not attract a significant number of destination skiers. Within Washington state, skiers can choose from among 14 ski resorts, including the four resorts comprising the Summit. The largest ski areas in Washington state are the Summit, Stevens Pass and Crystal Mountain. Other ski areas in Washington are moderate to small in size.

   The Rocky Mountains market has averaged approximately 18.6 million skier days over the last five years, with a high percentage of visitors consisting of destination skiers. Of the 90 ski areas in the region, 27 are located in Colorado, accounting for approximately 62% of all recorded skier days in the region during the 1998/99 ski season. The 40 ski resorts in the northern Rocky Mountain states of Montana, Idaho and Wyoming, including the Company's Grand Targhee resort, recorded a total of approximately 3.0 million skier days during the 1998/99 ski season. Because resorts in this part of the region are generally less accessible than resorts in Colorado or Utah, they tend to be smaller and attract fewer destination skiers from outside of the Northern Rocky Mountain states.

Resort Operations

   The Company's eight resort complexes offer a variety of ski and non-ski activities. The table below provides a summary of each resort's ski operations and is followed by a more detailed description of each resort.

                                                                                      Approx.
                                                                 Snow-       Snow      Beds
                      Skiable  Vertical                          making    Grooming   Within
      Resort           Acres     Drop    Trails      Lifts      Coverage   Machines  12 Miles
--------------------  -------  --------  ------  -------------  ---------  --------  --------
Northstar-at-Tahoe..   2,400     2,280     63    1 High-Speed       50%       14      15,000
                                                    Gondola
                                                 4 High-Speed
                                                    Quads (1)
                                                 4 Fixed Grip
                                                 3 Surface

Sierra-at-Tahoe.....   1,663     2,212     46    3 High-Speed       10%       12      30,000
                                                    Quads
                                                 6 Fixed Grip
                                                 1 Surface

Bear Mountain.......     195     1,665     32    2 High-Speed      100%        8      11,000
                                                    Quads
                                                 7 Fixed Grip
                                                 3 Surface

Waterville Valley...     255     2,020     52    2 High-Speed      100%        8       6,500
                                                    Quads
                                                 6 Fixed Grip
                                                 4 Surface

Mt. Cranmore........     190     1,167     39    1 High-Speed      100%        3      16,000
                                                    Quad
                                                 4 Fixed Grip
                                                 4 Surface

The Summit at
  Snoqualmie........   1,916     2,200     96    2 High-Speed        0%       14       1,000
                                                    Quads
                                                 18 Fixed Grip
                                                 7 Surface

Grand Targhee.......   2,412     2,200     28    1 High-Speed        0%        7         750
                                                    Quad
                                                 2 Fixed Grip
                                                 1 Surface

Loon Mountain.......     250     2,100     41    1 High-Speed       96%        8      13,000
                                                    Gondola
                                                 1 High-Speed
                                                    Quad
                                                 5 Fixed Grip
                                                 1 Surface

(1) High-Speed Quads are four-person chairlifts which decelerate and detach from a cable during passenger loading and unloading and reattach and accelerate thereafter.

   Northstar-at-Tahoe

   In management's opinion, Northstar-at-Tahoe, located near the north end of Lake Tahoe, California, offers more activities and services in both winter and summer than any of its competitors in the Lake Tahoe area. The resort's 8,600-foot Mt. Pluto features 2,400 acres of skiable terrain and a 2,280 foot vertical drop. Northstar's 63 ski trails are served by 12 operating lifts, including one gondola, four high-speed quads, two triple lifts and two double lifts, which combine to transport up to 19,275 skiers uphill per hour. Northstar also has approximately 65 kilometers of groomed trails for cross-country skiing and snowshoeing and several on-mountain terrain parks for snowboarders and adventurous skiers offering non-traditional bumps, jumps and turns. Other facilities at Northstar include a village consisting of condominium/hotel accommodations, restaurants, bars, shops, a child-care center and convention facilities, a 22,700 square foot on-mountain ski lodge and a 5,800 square foot on-mountain children's ski school facility. Summer recreation facilities include an 18-hole golf course, ten tennis courts, a horseback riding stable, fly fishing, mountain bike rentals and trails and a swimming pool. Northstar currently ranks third in total skier days in the Lake Tahoe area and is one of only 18 resorts in the United States to surpass the 500,000 skier days milestone, which it did during the 1994/95, 1997/98 and 1998/99 ski seasons. In selected years between 1990 and 1998, Northstar was named one of the top ten family resorts in the United States by Travel & Leisure, Better Homes & Gardens and Family Circle, as well as one of the best 50 ski resorts in North America by Snow Country and Ski magazines. In 1999, Northstar was chosen as the Best Family Reunion location by Family Tree magazine; Top 10 in the nation for snow terrain features by Ski magazine and Top Sports Shop in the nation by Ski magazine.

   Northstar provides a full-service skiing experience for its clientele, which typically includes the upper-income, Baby Boomer population. Northstar's marketing is focused on the San Francisco Bay and the Sacramento Valley areas as a destination skier's alternative to Colorado and Utah resorts. Northstar also markets aggressively in Southern California and states with large ski populations. Northstar is within a one hour drive of the Reno International Airport, which offers convenient scheduled air service to all parts of the United States, Western Canada and Mexico. Small private planes can fly into the all-weather Truckee Airport, which is located two miles from Northstar, where Northstar operates transit buses to the resort.

   Typical Northstar guests include single male intermediate skiers between the ages of 25 and 44 and earning between $50,000 and $100,000 and families headed by professionals or business executives with incomes in excess of $100,000. Northstar is within a 200 mile driving radius of the major population centers of San Francisco and Sacramento and, therefore, attracts a significant number of its guests from Northern California. Northstar has approximately 5,000 beds at the resort with an additional 40,000 beds in the vicinity, 10,000 of which are within a 12 mile radius. Management estimates that during the 1998/99 ski season, 73% of the skiers visiting Northstar came from Northern California, 7% from Southern California, 16% from other states and 4% from international locales.

   Northstar's snowmaking system is engineered to cover approximately 50% of its ski trails, which management believes is adequate given the area's heavy annual snowfall, which averaged approximately 367 inches per year during the past five years. Northstar has pumping rights from nearby water sources which, when coupled with its 60 million gallon water storage capacity, have been more than sufficient to support the resort's needs. Snowmaking during the 1998/99 ski season consumed approximately 34 million gallons of water.

   Northstar consists of over 8,000 acres of privately owned land, of which less than one-third has been developed. Management believes that Northstar has significant opportunities to develop additional ski terrain as well as residential and commercial space. See Part I, Item 1. "Business - Real Estate Development."

   Sierra-at-Tahoe

   Sierra-at-Tahoe is conveniently located near the large bed base of South Lake Tahoe, California and is the closest major ski resort to Sacramento and the Central  California  Valley.  The  resort's  8,852-foot  peak offers  1,663 skiable acres and a 2,212 foot vertical drop. Sierra's 46 ski trails are currently served by ten operating lifts, including three high-speed quads, one triple lift and five double lifts, which combine to transport up to 14,921 skiers uphill per hour. Sierra operates a 46,000 square foot base lodge which offers a variety of food and beverage services. Management believes that Sierra's investment in its ski infrastructure has made it the best ski value in the South Lake Tahoe area. Sierra does not offer summertime activities.

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

   Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a Term Special Use Permit from the United States Forest Service. See Part I, Item 1. "Business - Regulation and Legislation." Sierra's skiable terrain, notable for its extensive grooming and wind-protected slopes, requires less snow than other resorts to provide appealing ski conditions. Due to its abundant annual snowfall, which has averaged approximately 546 inches per year over the past five years, Sierra is not as dependent upon snowmaking and, as a result, its snowmaking equipment covers only 10% of Sierra's total acreage. Sierra also employs a modern fleet of snow grooming machines which maintain high-quality skiing surfaces. In 1999, Sierra was ranked as one of the best ten resorts in the Pacific region by Ski magazine.

   Bear Mountain

   Bear Mountain is located in the San Bernardino mountains of Southern California. Its 8,805-foot peak features 195 acres of skiable terrain and a 1,665 foot vertical drop. Bear Mountain's 32 ski trails are served by 12 lifts, including two high-speed quads, one fixed grip quad, two triple lifts and four double lifts, which combine to transport up to 16,590 skiers uphill per hour. Since its acquisition by Booth Creek, Bear Mountain has made significant improvements to its base lodge facilities, and installed a new high-speed quad lift to provide improved access to key portions of its beginner and advanced terrain. Other facilities at Bear Mountain include three lodges which provide an aggregate of approximately 31,000 square feet of space for food and beverage services (restaurants and cafeterias), skier services and entertainment. Summer recreation facilities include a nine-hole golf course.

   Bear Mountain is within a one to three hour drive of the Los Angeles and San Diego metropolitan areas, providing it with access to nearly 16 million Southern Californians of whom approximately 800,000 actively participate in skiing and snowboarding. Management estimates that approximately 94% of Bear Mountain's skiers are from Southern California. Bear Mountain appeals to the younger generations of skiers, the Echo Boom and "X" Generations, who are generally less affluent than the targeted customers at the Company's Lake Tahoe resorts. While Bear Mountain is in the middle of an approximately 11,000 bed base area, it is primarily a day skiing facility.

   Bear Mountain owns 116 of its 819 gross acreage, leases 698 acres of mountain terrain under a United States Forest Service Term Special Use Permit and leases five acres from third parties. See Part I, Item 1. "Business - Regulation and Legislation." Management believes that Bear Mountain has one of the largest snowmaking capacities per acre of any resort west of the Mississippi River and incorporates a state-of-the-art system which allows it to efficiently cover 100% of its ski trails. Bear Mountain also has access to three reservoirs capable of holding six million gallons of water for snowmaking. See Part I, Item 1. "Business - Regulatory Matters." Management believes that the skiing infrastructure at Bear Mountain, including lifts, snowmaking and trail grooming equipment, is very strong, making it one of the most attractive ski areas in Southern California. In 1999, Bear Mountain was rated as one of the top ten resorts in the nation for terrain features and parks by Ski and Freeze magazines.

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

   The resort operates a 41,872 square foot base lodge (complete with multiple food service centers and child care), a mid-mountain lodge featuring a cafeteria and deli and a mountain-top lodge with snack bar and restaurant dining.

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

   Waterville Valley has traditionally created an environment conducive to families comprised of either day skiers, regional overnight skiers or destination skiers. Its location adjacent to Interstate 93 (a major north-south thoroughfare for skiers) makes it one of the most accessible of the larger New England resorts. The resort's facilities, trails and programs can satisfy adults and children of all abilities. Waterville Valley's proximity to large
East Coast markets (Boston is less than two and one-half hours away by car) attracts day skiers, while the town's substantial bed base can accommodate the regional overnight skiers and vacationers who will stay an average of two to four days. There are approximately 6,500 beds in the Waterville Valley area, of which approximately 3,000 can be rented. Management estimates that during the 1998/99 ski season the majority of Waterville Valley's skiers came from Massachusetts (44%) and New Hampshire (34%), with the remainder coming from Rhode Island, Connecticut, New York, New Jersey and other regional locations. In 1999, Waterville Valley was recognized as the third best resort in North America for families by Ski magazine.

   Waterville Valley owns 35 acres on Snow Mountain and two acres at the Conference Center. It leases 790 acres of land on Mt. Tecumseh under a Term Special Use Permit issued by the United States Forest Service. See Part I, Item
1. "Business - Regulation and Legislation." Waterville Valley's snowmaking system is engineered to cover 100% of the ski trails on Mt. Tecumseh. Water for snowmaking is currently pumped from a local river and a pond. Waterville Valley is in the process of obtaining permits for additional water sources and water storage facilities for snowmaking.

   Mt. Cranmore

   Mt. Cranmore is the oldest continuously operated ski area in the United States. Located in the hub of New Hampshire's Mount Washington Valley, Mt. Cranmore's 1,714 foot summit offers 190 skiable acres and a 1,167 foot vertical drop. Mt. Cranmore's 39 trails are served by nine operating lifts, including one high-speed quad, one triple lift, three double lifts, three handle tows and one surface lift, which combine to transport up to 6,420 skiers uphill per hour. The mountain is serviced by two base lodges, offering multiple eating locations and pub/restaurant facilities, as well as a restaurant at the summit. In addition, Mt. Cranmore owns a year-round 46,000 square foot athletic facility which includes five outdoor tennis courts, four indoor tennis courts, a pool, a spa, a weight-lifting area, aerobic training rooms, an indoor climbing wall, locker rooms, a kitchen area and nursery service. Mt. Cranmore also operates on-site retail and rental shops.

   Management believes that Mt. Cranmore has great appeal to young and growing families due to its intimate size, high percentage of intermediate trails (45%, with 33% for advanced skiers) and its well-developed children's ski programs. An additional family attraction is Mt. Cranmore's proximity to the neighboring town of North Conway, which is within walking distance of the mountain and has one of New England's largest rural, retail outlet and restaurant centers. North Conway is part of the White Mountains area, which is the dominant tourist destination in New Hampshire. Approximately 13 million people live within a four-hour drive of Mt. Cranmore. During the 1998/99 ski season, management estimates that 53% of the resort's guests were from the Boston metropolitan area, 20% were from New Hampshire and 10% were from Rhode Island. To accommodate destination/vacation skiers there are approximately 16,000 rental beds in the Mt. Washington Valley, including 76 condominium units at Mt. Cranmore itself.

   Mt. Cranmore owns 754 acres and holds easements enabling it to develop an additional 500 acres of ski terrain. Mt. Cranmore does not lease any of its land from the federal government. Mt. Cranmore's snowmaking equipment consists of a computerized Hydralink weather-monitoring snowmaking system which, when installed in 1995, increased snowmaking output by 40% and currently covers 100% of the resort's ski trails. In addition to pumping rights from a nearby stream, Mt. Cranmore has an agreement with the local water district for unrestricted access to an additional reservoir of one million gallons of water for snowmaking. In addition, Mt. Cranmore's base area pond holds 2.5 million gallons.

   The Summit at Snoqualmie

   The Summit at Snoqualmie is located in the Cascade Mountains of Northwest Washington and consists of four separate resorts, Alpental at the Summit ("Alpental"), Summit West, Summit Central, and Summit East, which collectively offer 1,916 acres of skiable terrain. Individually, Alpental has a 5,400 foot top elevation, a 2,200 foot vertical drop and 170 acres of skiable trails and runs (93 acres of which are lighted for night skiing); Summit West has a 3,860 foot top elevation, an 810 foot vertical drop and 172 acres of skiable trails and runs (166 acres of which are lighted for night skiing); Summit Central has a 3,860 foot top elevation, a 1,020 foot vertical drop and 246 acres of skiable trails and runs (176 acres of which are lighted for night skiing); and Summit East has a 3,760 foot top elevation, a 1,080 foot vertical drop and 110 acres of skiable trails and runs (58 acres of which are lighted for night skiing). In total, the Summit complex has 96 designated trails and runs served by 27 operating lifts, including two high-speed quads, four triple lifts, 14 double lifts and seven surface lifts, which combine to transport up to 32,890 skiers uphill per hour. The Summit Nordic Center also offers approximately 55 kilometers of cross-country skiing on an expert trail system and a lighted beginner student trail which hosts a season-long night racing series. In addition, the Summit West, Summit Central, and Summit East areas are interconnected by a cross-over trail system. Since its acquisition by Booth Creek in January 1997, the Company has invested approximately $10.5 million at the Summit to improve base facilities and install additional lifts. In December 1998, the Company completed the installation of new detachable quad lifts at Alpental and Summit Central for the 1998/99 ski season. The Summit operates seven lodges which provide an aggregate of approximately 111,175 square feet of space for food and beverage services (restaurants and cafeterias), skier services and entertainment.

   The Summit is within a one-hour drive of the Seattle/Tacoma metropolitan area, providing it with access to nearly 450,000 active skiers and snowboarders. Although the complex offers beginner, intermediate and advanced skiers a relatively equivalent amount of trail difficulty, each of the separate properties has been designed to appeal to specific skier profiles: Alpental's trails are designed primarily for intermediate to expert skiers; Summit West's open slopes are geared toward beginner and intermediate skiers; Summit Central's trail systems are primarily designed toward intermediate to advanced skiers; and Summit East's trails are designed primarily for novice to intermediate skiers. Overall, the Summit complex is one of the largest learn-to-ski areas in the United States, with approximately 25% to 30% of its 1998/99 skier days being attributable to guests enrolled in ski school programs. In addition, the Summit is the largest night skiing complex in the United States, with approximately 25% to 35% of its 1998/99 skier visits each season being recorded at night.

   The Summit owns 686 acres of its 4,152 gross acreage, leases over 1,400 acres under a private permit and utilizes 1,864 acres of mountain terrain under a United States Forest Service Term Special Use Permit. See Part I, Item 1. "Business - Regulation and Legislation." The Summit enjoys abundant annual snowfall, averaging 493 inches annually over the past five years. As a result, there are no man-made snowmaking capabilities at any of the Summit resorts. The Company does, however, possess water rights that would allow it to engage in snowmaking, if necessary or desired in the long term.

   Grand Targhee

   Grand Targhee is located in the Grand Teton mountains of Wyoming, approximately 50 miles northwest of the town of Jackson, Wyoming. Jackson is a major ski destination resort center, recording an average of 507,000 skier days annually at the area's three resorts in the last five ski seasons. Grand Targhee, with a top elevation of 9,873 feet, 2,412 acres of skiable terrain and a 2,200 foot vertical drop, offers two different mountain ski areas. The first mountain is served by four operating lifts, including the longest high-speed quad in the state of Wyoming, which combine to transport up to 5,460 skiers uphill per hour. The second mountain is currently being used for snowcat serviced powder skiing. The Company has received approval from the United States Forest Service for the construction of a lift to service this terrain. Management expects to install such lift in the next several years. Grand Targhee also has approximately 15 kilometers of machine groomed trails for cross-country skiing. Other facilities at Grand Targhee include base lodge facilities, hotel accommodations, restaurants, shops, a child care center and retail stores. In addition, Grand Targhee owns and operates a spa, fitness center and conference facilities.

   Grand Targhee competes for day and regional overnight skiers in the northern Rocky Mountain region as well as national destination skiers traveling to the greater Jackson, Wyoming area. Guests from Idaho, Utah, Wyoming and Montana have accounted for approximately 60% of Grand Targhee's total skier days over the past five ski seasons. Grand Targhee's national destination guests, those guests residing outside the northern Rocky Mountain region, accounted for the remaining 40% of the resort's skier days during the same period. A majority of these guests came from California, Washington, New York and Minnesota. Overall, approximately 60% of Grand Targhee's skiers reside more than 200 miles from the resort. Given that Grand Targhee only operates 96 rental units, many of the resort's overnight regional and destination skiers secure hotel accommodations at other resorts or hotels in the area. The Company believes that there are in excess of 5,000 beds in the vicinities of Jackson, Wyoming and Driggs, Idaho. Management believes that the distinguishing features of Grand Targhee are well-maintained and uncrowded facilities, excellent ski conditions, attractive vacation packages and a high quality family ski school.

   Grand Targhee is located entirely on land leased under a United States Forest Service Term Special Use Permit. See Part I, Item 1. "Business -
Regulation and Legislation." Grand Targhee has averaged approximately 544 inches of snowfall annually during the last five years, and historically has received the second highest snowfall amount of all ski resorts in the United States. In 1999, Grand Targhee was recognized by Ski magazine in several categories:

number two for best snow conditions in North America; number five in North America for best value; and number seven in North America for best scenery.

   Management believes that Grand Targhee is currently underutilized, and that a key component of increasing skier days at the resort will be expanding its bed base. Grand Targhee has received United States Forest Service approval to build 590 rental units and has had discussions with the United States Forest Service that would allow for the future development of private dwellings. See
Part I, Item 1. "Business - Real Estate Development."

   Loon Mountain

   Loon Mountain is located in the White Mountains of New Hampshire in the town of Lincoln. The resort's 3,050 foot peak features 250 skiable acres and a 2,100 foot vertical drop. Loon Mountain's 41 trails are served by eight operating lifts, including a four-passenger gondola and a high-speed quad, which combine to transport over 10,000 skiers uphill per hour. Loon Mountain's trails cater mostly to intermediate level skiers (64%), with trails provided for beginners (20%) and experts (16%) as well. Resort amenities include a base lodge with a cafeteria and coffee shop, a restaurant and deck at the summit, the Governor Adams lodge (which provides traditional lodge facilities and also serves as a venue for summer outdoor activities and concerts), trails for cross-country skiing, horseback riding and mountain biking and a steam engine railroad for shuttling visitors.

   Loon Mountain has traditionally created an environment conducive to families who are either day skiers, regional overnight skiers or destination skiers. Its location adjacent to Interstate 93 (a major north-south thoroughfare for skiers) enabled it to receive the number one ranking in North America east of the Mississippi River for accessibility by Snow Country magazine in 1997. Loon Mountain's proximity to large East Coast markets (Boston is less than two and one-half hours away by car) attracts day skiers, while an approximate bed base of 13,000 within twelve miles of the resort can accommodate regional overnight and destination skiers. Loon Mountain received additional national magazine recognition in 1999, including Gold Medals by Ski magazine for accessibility and family programs and silver medals for challenge, lift network, service, lodging, dining, apres ski activities and off-hill activities. Loon Mountain also was chosen as the best snowboard park in the East by Snowboarding magazine and one of the top four snowboard parks in the U.S. by Heckler magazine.

   Loon Mountain owns 565 acres upon which substantially all of the buildings and improvements relating to the resort are located. Loon Mountain leases 778 acres of land in the White Mountain National Forest under a Term Special Use Permit issued by the United States Forest Service permitting year-round recreational use. See Part I, Item 1. "Business - Regulation and Legislation." Adjacent to such land, an additional 581 acres are leased on "South Mountain" under a separate Special Use Permit permitting certain limited activities, including mountain biking, cross-country skiing and horseback riding. These 581 acres have been designated by management for the eventual development, subject to permitting, of skiing terrain to complement the current skiing area. See
Part I, Item 1. "Business - Real Estate Development." The average annual snowfall at Loon Mountain was 131 inches over the last five seasons, although when necessary Loon Mountain has the snowmaking capacity to cover approximately 96% of its skiable acreage.

Business Segments

   The Company operates in two business segments: resort operations and real estate and other. Business segment information is presented in Note 13 to the accompanying consolidated financial statements.

Real Estate Development

   The Company has significant holdings of land suitable for either the expansion of ski terrain or the development of residential and commercial properties. The Company also has terrain expansion opportunities on land within its current United States Forest Service permits as well as land owned by third parties. In management's view, increasing the on-mountain bed base, expanding retail and other commercial services and developing additional skiable terrain at a resort can accelerate growth in skier days and ski-related revenues. The following table lists certain owned or leased land that may be available to the Company for expansion.

                                       Residentia/  Approximate
                                       Commercial/    Number       Principal
        Location           How Held    Ski Terrain   of Acres        Uses
------------------------- ----------- ------------- ----------- ---------------
Northstar: Single
  Family Development..... Owned       Residential       86      On-mountain
                                                                 housing

Northstar:                            Residential/     364      On-mountain
  Zoned/Undeveloped...... Owned       Commercial                 housing and
                                                                 expanded
                                                                 commercial
                                                                 facilities

Northstar: Mountain
  Terrain Expansion -
  North Lookout/
  Sawtooth Ridge......... Owned       Ski Terrain      937      Expand ski
                                                                 terrain

Mt. Cranmore: Black Cap.. Easement    Ski Terrain      500      Expand ski
                                                                 terrain

Mt. Cranmore: Base Lands. Owned       Residential/      35      On-mountain
                                      Commercial                 housing and
                                                                 expanded
                                                                 commercial
                                                                 facilities

Bear Mountain...........  Leased:     Ski Terrain      114      Expand ski
                          Forest                                 terrain
                          Service

Bear Mountain: Big
  Bear Lake.............. Owned       Residential/       6      Develop 56
                                      Ski Terrain                condominiums
                                                                 and expand ski
                                                                 terrain

The Summit............... Owned       Residential      105      On-mountain
                                                                 housing

Grand Targhee............ Leased:     Ski Terrain      900      Expand ski
                          Forest                                 terrain
                          Service

Grand Targhee............ Leased:     Residential/     108      Develop village
                          Forest      Commercial                 and expand
                          Service                                commercial
                                                                 facilities

Loon Mountain:
  South Mountain......... Leased:     Ski Terrain      581      Expand ski
                          Forest                                 terrain
                          Service

Loon Mountain: Base
  Lands.................. Owned       Residential/     412      On-mountain
                                      Commercial                 housing and
                                                                 expanded
                                                                 commercial
                                                                 facilities

   The Company's real estate development strategy for residential and commercial properties is comprised of the following components: (1) to build recurring resort cash flow through increased bed base and diversification of revenue sources, (2) to partner with proven real estate developers, (3) to invest on a limited basis in land and infrastructure development in conjunction with the development of single family product at Northstar and (4) to refrain from investment in vertical development except in conjunction with the development of ski related facilities.

   The Company's strategy with regard to the expansion of skiable terrain at its resorts is based on the evaluation of several key factors, including (i) the anticipated growth of the skier base within the relevant market and the Company's ability to improve its competitive market position in that market, as measured by the potential increase in the number of skier days and revenue per skier on a long-term basis which the Company believes it can capture through expansion and upgrades and (ii) the return on capital expected to be realized from an expansion project versus alternative projects. Management is undertaking extensive planning and pre-development steps prior to investing significant capital into any development project. Currently, the Company is in the process of developing comprehensive master plans and obtaining entitlements (e.g., zoning approvals) for Northstar, Waterville Valley, the Summit, Grand Targhee and Loon Mountain. However, the Company's high leverage and operating restrictions under its debt agreements may limit its ability to pursue development projects. See Part II, Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

   The Company's resorts have traditionally taken a conservative approach toward residential and commercial development and real estate development efforts have taken place primarily at Northstar. Beginning in 1995, the resort developed a new single family home community on Mt. Pluto ("Big Springs") consisting of 158 private residential lots. The total project has been planned in five phases to spread out infrastructure development costs and maximize returns by controlling both the timing and inventory of lots on the market. Prior to fiscal 1998, Northstar sold all of the 44 lots offered in phase one and all of the 35 lots offered in phase two for an average price of approximately $154,000. In August 1998, Northstar sold all 32 lots available for sale in phase three for an average lot price of approximately $212,000. New homes built by the owners of such properties range in price from approximately $600,000 to $1.2 million. The last two phases of Big Springs, which consisted of 47, lots was substantially all sold out in one day during August 1999. The average price for a one third acre lot was $305,000.

   Future single family residential development at Northstar is limited based on the current real estate master development plan. The plan calls for the development of approximately 56 additional single family lots. Recently the Company received preliminary environmental approval from Placer County for a 26 lot development. Final plot plan review and applications for sale with the California Department of Real Estate are being prepared for submittal. It is anticipated that the project will be constructed and sold during the year 2000 pending the completion of the entitlement process and timeliness of required approvals from the California Department of Real Estate. It is the Company's intent to move forward with the entitlement process for the balance of single family lots in early 2000. The timing for the final sale of these lots is predicated on the findings of the environmental report and entitlement process with Placer County. This approval process could take anywhere from 6 months to a year to complete. Preliminary estimates of the Company's development costs for the 56 single family lots are approximately $5 million.

   On December 15, 1999, the Company reached an agreement for the proposed sale of certain developmental real estate (the "Joint Venture Development Property"), consisting of approximately 250 acres of land at Northstar, to a newly formed joint venture between the Company and East West Partners, Inc. ("East West"). The Joint Venture Development Property excludes certain single family developmental parcels that the Company anticipates developing on its own, as well as other land held for future development and sale at Northstar. The proposed transaction is subject to a number of significant closing conditions, including (1) required consents and approvals, including those of certain of the Company's creditors and (2) completion of title evaluations and subdivision requirements to effect the transfer of the Joint Venture
Development Property. Further, East West has the right to terminate the transaction prior to January 31, 2000. Under the terms of the proposed transaction, the Company would receive an upfront cash payment ranging from $10 million to $15 million depending on the amount of real estate transferred at the initial closing, the remainder of the upfront cash payment of $15 million upon the subsequent transfer of parcels not transferred at the initial closing, additional payments based on gross sales of the developed real estate as well as a 20% interest in the joint venture. The Company is required to invest $5 million of the upfront cash payment in capital improvements to the Northstar resort. The Company has retained approval rights over certain components of the master development plan for the proposed development. However, there can be no assurances that the conditions to the transaction will be satisfied or that the transaction will be consummated on the terms described or at all.

   A portion of the property underlying the planned single family development lots at Northstar was sold to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, on November 17, 1999. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity." Under the terms of the transaction with TLH, Northstar has retained an option to repurchase such land from TLH, or may receive any excess net cash proceeds over the proceeds received in November 1999 from the subsequent resale of the lots by TLH. Additionally, in the event the planned transaction with East West is consummated, the Company anticipates using a portion of the proceeds therefrom to repurchase such land from TLH.

   The proposed project contemplated by the East West joint venture envisions the development of approximately 2,000 units that will be a mixture of hotel, condominium, townhome and time share units, and additional commercial /retail space in the village core. The Company over the next several months will be working with East West to develop an updated overall master development plan for the resort. The need to update the master development plan, undertake an Environmental Impact Review, develop site specific architectural and engineering plans for the initial phases of the project, and market and sell the initial phases is a lengthy process that could take up to several years to complete. The ultimate build-out of the entire project could take ten to twelve years.

   Following the completion and sale of the 56 single family lots described above and the receipt of the upfront cash payment for the Joint Venture Development Property, the Company's management does not anticipate the receipt of significant cash proceeds from real estate activities at Northstar for at least the next several years.

   The Company also intends to enhance the ski terrain at the Northstar resort by upgrading the existing trails and lifts, reducing or eliminating on-mountain bottlenecks and providing better access to and from the resort's existing base area. Additionally, the Company has identified two potential expansion areas, North Lookout Mountain and the Sawtooth Ridge, which are adjacent to the resort's current operations. These areas could provide additional challenging terrain and bring the resort's terrain mix to a more favorable balance. During the summer of 1999, four trails were cut on North Lookout Mountain in preparation for the anticipated installation during the summer of 2000 of a new lift to service such terrain. There are no immediate plans to expand into the Sawtooth Ridge area, although this terrain expansion could be pursued by the Company in the future if market conditions warrant such expansion.

   In addition, Northstar has begun a program to harvest timber through third party contracting. The timber harvesting program, which produced revenues of $740,000 during the year ended October 29, 1999, is managed carefully to avoid interference with Northstar's resort operations and prevent any diminution in the quality of the resort's natural environment.

   Mt. Cranmore holds an easement entitling it to develop at least 500 acres of additional ski terrain known as the "Black Cap Mountain area" or "Black Cap." The Black Cap easement was granted in 1951 and allows the Company to expand Mt. Cranmore's existing ski and recreational infrastructure and develop additional trails. The Black Cap property underlying the Company's easement is privately owned and therefore, while still subject to laws and regulations, is not subject to the same governmental regulations which presently restrict the activities of many New England ski areas that are located on national or state forest land. The Black Cap land available for development by the Company is high-quality, mostly north and west-facing ski terrain located in an area that can accommodate alpine and cross-country trails, ski lifts and snowmaking. Expansion could increase Mt. Cranmore's skier capacity, and could enhance the quality and diversity of its skiable terrain. Given the resort's location in the heart of the Mt. Washington region, the dominant tourist destination in New Hampshire, the Company believes that expansion into Black Cap could position Mt. Cranmore as a premier attraction in the White Mountains and one of the largest and most appealing resorts in New Hampshire. Additionally, Mt. Cranmore has 35 acres of privately owned land at the southwest flank of the mountain. This southwest facing ski-in/ski-out land is very suitable for development. The timing and scope of this development will depend on market conditions, the Company's financial position and the Company's other expansion opportunities.

   Bear Mountain has received final approval from the United States Forest Service and local governmental authorities of an expansion plan that would, among other things, increase the resort's skiable terrain by 114 acres and increase daily skier capacity by approximately 25%. The approval, however, is subject to numerous mitigation conditions, including a requirement that Bear Mountain acquire and dedicate to the Forest Service two acres of spotted owl habitat and one acre of flying squirrel habitat in exchange for each acre proposed for development. Bear Mountain has also entered into a developer's agreement with the City of Big Bear Lake that generally authorizes, subject to certain conditions, the construction of up to 56 condominium units on property currently owned by Bear Mountain. The Company does not presently have any imminent expansion or development plans for Bear Mountain, and any future expansion or development would depend on a variety of factors, including local market conditions, the Company's financial position and the resolution of regulatory and United States Forest Service permitting issues.

   The Summit owns 66 acres of real property at the base of its mountain, which is available for residential development. The developmental real estate at the Summit is owned by DRE, L.L.C. (the "Real Estate LLC"), a subsidiary of the Company. The Real Estate LLC has executed a deed of trust with respect to the real property in favor of the holders of the Ski Lifts Preferred Stock (as defined herein) to secure the Real Estate LLC's obligation to purchase such preferred stock. In the event the Real Estate LLC defaults under its obligation to purchase the Ski Lifts Preferred Stock, the holders thereof could foreclose on the developmental real property and deprive the Company of the benefit thereof. The Summit also owns 39 acres of real property at Summit East that is ski-to/ski-from and is zoned as high-density residential and commercial. The parcel will be studied for future development potential when market conditions warrant.

   At Grand Targhee, the Company, based on a master development plan done in 1994, has identified approximately 900 acres of additional skiable terrain adjacent to the Grand Targhee resort which has received preliminary United States Forest Service approval for development. The study also contains numerous recommendations for the further development of Grand Targhee's infrastructure, including the creation of a village center comprising a variety of tightly-knit structures with central pedestrian streets, plazas, commercial and recreation facilities and amenity spaces which reflect and complement the sloped mountain topography. The Company has received preliminary approval for the construction of the 590 residential units envisioned by the study (which would expand Grand Targhee's on-mountain bed base by 615%), together with the development of an additional 900 acres of skiable terrain, subject to certain conditions. Management believes that the expansion of Grand Targhee's on-mountain bed base will be an important component in addressing the resort's historic underutilization. More recently the United States Forest Service requested that Grand Targhee undertake a land exchange for the base lands at the resort to assist them in their plans to protect a prime grizzly habitat known as Squirrel Meadows. This exchange of lands will allow the resort to provide the necessary amenities as outlined in the above described plan, as well as provide for additional diverse resort opportunities for destination and regional overnight guests. It will also enable the resort to have more flexibility in design and project financing while at the same time taking an administrative burden off the United States Forest Service and protecting the habitat for an endangered species. If successful this should allow the resort to build a range of 700 to 970 units at the base, pending local planning and zoning. To date Booth Creek has protected 421 acres in Squirrel Meadows with land purchase options and the United States Forest Service is conducting an Environmental Impact Statement ("EIS") on the national forest parcel. The Company hopes that the exchange will take place in 2000 at which time Grand Targhee would exchange 421 acres of prime grizzly bear habitat for up to 195 acres at the base of the resort. The United States Forest Service's decision in this matter could be subject to administrative and judicial appeals and, while the Company believes the land exchange will ultimately be approved and the Company would likely prevail in any administrative and judicial proceedings following such approval, no assurances can be given regarding the timing and outcome of this matter. Upon successful completion of the land exchange and exhaustion of opponents remedies the Company intends to pursue long-term development opportunities with third parties.

   Loon Mountain currently leases approximately 581 acres known as "South Mountain" from the Forest Service. Although currently limited to recreational uses not including downhill skiing, this permitted area has been designated by both Loon Mountain and the Forest Service as an area for expanded skiing activities and the development of additional trails and lifts. A permit allowing this expansion was issued by the Forest Service in 1993, but was subsequently invalidated by the U.S. Court of Appeals. See Part I, Item 3. "Legal Proceedings." Pending the issuance of additional permits, expansion on South Mountain depends upon the Company and Forest Service fulfilling the requirements, including the preparation of supplemental National Environmental Policy Act ("NEPA") documentation, of a court order issued by the federal district court to which the related litigation was remanded. Recently, the Forest Service decided to prepare and issue an EIS versus the supplemental documentation it agreed to previously. It is anticipated that the decision to conduct an EIS versus supplemental documentation will not negatively impact the issuance of the draft EIS, which is scheduled for June 2000, followed by a final decision scheduled for November 2000. The available South Mountain land is located in an area directly adjacent to the present Loon Mountain ski area and will be able to accommodate alpine and cross country trails, ski lifts (including one connecting the current ski area with South Mountain) and snowmaking from newly installed snowmaking facilities. Expansion could increase Loon Mountain's skier capacity and enhance the quality and diversity of its skiable terrain. Loon Mountain also owns 412 acres at the base of the mountain, of which 310 acres is located at the base of South Mountain and is zoned as rural residential and general use. Based on current zoning and subject to approvals, 930 units could be constructed. The balance of land owned by Loon Mountain, subject to approvals and zoning, could allow for up to 148 additional units to be constructed. The timing and scope of development will depend on market conditions, the Company's financial position and an evaluation of the Company's other expansion opportunities.

   Except for the potential sale of the Joint Venture Development Property, the Company has no agreements, arrangements or understandings with respect to financing the development of any of the real estate projects discussed herein. Any future development would be subject to, among other things, the Company's ability to obtain the necessary financing and all necessary permits and approvals. The Senior Credit Facility, the Indenture and the Securities Purchase Agreements (as defined herein) significantly limit the Company's ability to incur additional indebtedness, grant liens and make investments. No assurance can be given that the Company will develop successfully any additional properties or, if completed, any such projects will be successful. In addition, there are risks inherent in any expansion project and in the implementation of the Company's development strategy.

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

   Strategy

   The Company's marketing plans are designed to attract both day skiers and vacationers by emphasizing the Company's diverse facilities and services and proximity to approximately 20% of the total skiers in the United States. The Company has positioned each of its resorts as an attractive alternative to competing regional resorts and to other forms of leisure and entertainment. The primary objectives of the Company's marketing efforts are to (i) increase each of its resorts' relative market share, (ii) expand the number of skiers in each of its markets, (iii) increase skier visitation frequency, (iv) increase the expenditures of each of its visitors, (v) influence the vacation destination choice of its prospective guests by encouraging them to visit other Booth Creek resorts and (vi) attract and retain new guests to the Company's resorts by expanding the scope of Booth Creek's resorts to winter recreation centers offering a multitude of snowsport options in addition to skiing and snowboarding.

   The Company's marketing efforts are predicated on knowing its guests and understanding the markets in which it competes. Accordingly, the Company's resorts, typically through professional firms, conduct extensive market research, including on-site guest surveys, focus groups, advertising tests and regional phone surveys. Each of the Company's resorts develops its own resort-specific marketing program based upon its unique qualities and characteristics as well as the demographics of its skier base. Management believes that a major benefit of being a multiple resort operator is the ability to coordinate resort marketing programs in a manner that makes them more effective. For example, the extension of frequency/loyalty programs to all of the Company's resorts will, in management's view, reinforce the existing marketing programs at each resort and create significant cross-marketing opportunities.

   The Company's resorts offer a variety of terrain for alpine skiing and snowboarding, with most providing a high percentage of intermediate trails and well developed skier development programs, which can accommodate skiers and snowboarders of all skill levels. Northstar markets primarily to the upper income Baby Boom generation and their families residing in the San Francisco Bay and Sacramento Valley areas as a full service, all season resort for day and vacation guests. In addition, the resort has been successful in attracting vacationing skiers from major Southern California markets largely through the use of targeted marketing programs, including tour packages with major airlines and tour operators. Management believes that Northstar's diverse year round activities and services have made it attractive to affluent families interested in recreation-centered vacation homes. Real estate development and the resulting increase in on-mountain bed base likewise provide Northstar with significant opportunities for future growth. Sierra has been positioned as Lake Tahoe's economical "value" resort, primarily targeted to families, teenagers and young adults from the Central California Valley. Bear Mountain primarily targets Generation "X" skiers and snowboarders as well as value-oriented families from the major Southern California metropolitan areas. Waterville Valley generally focuses on regional and vacationing families from the Southern New Hampshire and Boston metropolitan markets by promoting the resort's diverse year round facilities and New England village atmosphere. Mt. Cranmore targets vacationing families (including non-skiers) from the Boston metropolitan area by emphasizing its proximity to the Mt. Washington 16,000 area bed base and North Conway retail and restaurant district. The Summit's diversity of terrain among its four resorts and significant night skiing programs allow the resort to target multiple demographic groups including families, teenagers and young adults from the Seattle/Tacoma metropolitan area. Grand Targhee primarily targets destination skiers visiting the Jackson Hole area as well as day skiers and regional overnight skiers from Wyoming, Idaho and Utah. Loon Mountain has traditionally targeted families comprised of either day skiers, regional overnight skiers or destination skiers.

   Programs

   The Company has developed a number of specific marketing programs to achieve its objectives, including the following:

   o     Customer loyalty programs
   o     Multimedia advertising (including Internet strategies)
   o     Data-base marketing programs (including e-mail broadcasting)
   o Snowsport development programs (programs include a multitude of snowsport options such as snowbikes, snowscoots and tubing as well as more traditional skiing and snowboarding)
   o     Strategic marketing alliances
   o     School, group and business affiliations

   Customer loyalty programs. The Company believes that the success of each of its resorts depends, in large part, on its ability to retain and increase the skier visitation frequency of its existing customer base. For example, approximately 80% of Northstar's 1998/99 ski season skier days were attributable to guests who had visited the resort on at least one other occasion. The Company believes a critical component to developing customer frequency will be the success of its customer loyalty programs, including its Vertical Plus and Vertical Value frequent skier programs. For an annual membership fee, Vertical Plus members receive a special, personalized identification wristband containing a preprogrammed computer microchip which acts as their lift access for the season. In addition to offering daily ticket discounts, the system tracks the amount of vertical feet skied at participating resorts and rewards members with prizes based on the number of vertical feet skied in a season. Other benefits of the program include members-only lift lines, direct lift access, the convenience of being able to make cashless retail transactions and electronic messaging. In addition to Vertical Plus, the Company has developed Vertical Value, a program that appeals to a broader range of skiers and offers an incentive for frequent visitation at all of the Company's resorts. Visitors also receive a welcome packet with targeted offers and a newsletter which allows the resorts to communicate effective and timely information to their frequent guests. In addition, several of the resorts successfully introduced new season pass products for the 1999/00 ski season that were attractively priced to entice visitation during non-peak periods as well as develop brand loyalty.

   Multimedia advertising. The Company's marketing efforts include print, broadcast, outdoor, Internet and direct mail advertising, with the particular method tailored for each resort and existing market opportunities. The Company is also very active in a variety of promotional programs designed to attract guests from population centers in and around the Los Angeles, San Diego, San Francisco, Sacramento, Seattle and Boston metropolitan areas and states with large skier populations such as Texas, Illinois, Florida and New York. For example, the Company's Northstar and Sierra resorts have participated in extensive cooperative marketing with other Lake Tahoe resorts to promote the region as a premier vacation destination. Market research has shown that the typical Booth Creek guest utilizes the Internet extensively as a source of information and additional company resources were recently concentrated towards this communication vehicle. For the 1999/00 ski season, Booth Creek has introduced e-commerce "virtual stores" on each resort's website offering products such as season passes, loyalty program memberships, gift certificates and lodging/lift packages.

   Data-base marketing programs. Through the information obtained from its customer loyalty programs, extensive market surveys and other market research, the Company maintains a data-base containing detailed information on its existing customers. Management believes that data-base marketing is an effective and efficient method to identify, target and maintain an on-going relationship with the Company's best customers. For example, the Company has been successful in the use of targeted direct mailings and e-mail broadcasts, which are designed to match customer preferences with special ski package offers to build peak and off-peak volume. Management believes that these types of relationship-based marketing programs build guest loyalty and play an important role in solidifying a resort's existing customer base.

   Snowsport development programs. The Company's resorts operate a variety of snowsport development programs designed to improve the skills of children and beginners, as well as more advanced skiers and snowboarders. Management believes that these development programs increase skier days at the Company's resorts by expanding the total market of skiers and making skiing more enjoyable. Northstar, the Summit, Waterville Valley and Loon Mountain operate ski schools that are consistently rated among the best in their respective regions.

In addition, several of the Company's resorts have introduced a development program, Vertical Improvement, geared toward intermediate and advanced skiers, which offers free specialized instruction and daily training. This program has increased customer loyalty and repeat resort visits. In addition, Booth Creek is expanding the definition of ski and snowboard areas to winter recreation centers. Resorts are offering a multitude of unique options for sliding on snow. "Booth Creek Hill Thrill Centers" include snow tubing, snowbikes, snowfoxes, snowscoots and Zorbs. Many of these are low-skill, high-sensation activities that even those who have never skied or snowboarded can enjoy. There are also transferable learning skills from these sliding devices to learning to ski or snowboard. Other efforts have been instituted at all resorts to embrace and welcome new participants to the sport of skiing or snowboarding.

   Strategic marketing alliances. The Company is a national ski resort operator with more than 2.4 million skier days recorded during the 1998/99 ski season. At least one of the Company's resorts is within driving distance of four of the five largest consumer markets in the United States. These factors, together with the attractive demographics of the Company's skier base, position the Company to further develop resort marketing programs with major corporate sponsors. Sponsorship opportunities include potential relationships with automobile manufacturers, soft drink companies, and ski and snowboard equipment manufacturers. For example, Northstar and Sierra have relationships with major automobile manufacturers that involves over $1 million worth of television exposure, free use of vehicles for Company purposes and a vehicle give-away promotion for resort guests. Management believes that the media exposure generated by these partnerships is important in building market share and the image of the resorts, and that current joint marketing programs can be expanded. For the 1999/00 ski season, Booth Creek and Dynastar Skis, Inc. entered into a unique alliance whereby Dynastar Skis, Inc. included Booth Creek resorts in a nationwide infomercial that includes a $2 million television media buy. This provides exposure of Booth Creek resorts to a targeted audience of skiers in key markets.

   School, group and business affiliations. The Company is dedicated to developing special programs designed to attract school, business and other groups. By introducing skiing, snowboarding and other methods of sliding on snow to a wider audience, these programs broaden the Company's customer base and have proven to be a particularly effective way to build name recognition and brand loyalty. Ski groups have also emerged as the fastest and most profitable way of increasing business during non-peak periods. Marketing personnel at each resort provide year-round assistance to group leaders in organizing and developing events. Business affiliations are developed and maintained through corporate ticket programs, whereby participating businesses are given an opportunity to provide their employees with incentive-based pricing. Additional emphasis is being placed on the sales effort with a new national sales director and ongoing training of resort personnel.

Seasonality

   The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company's results of operations are, in turn, significantly dependent on favorable weather conditions and other factors beyond the Company's control. The Company has sought to mitigate the downside risk of its seasonal business by purchasing paid skier day insurance policies for the 1999/00 ski season. However, these policies would not fully protect the Company against poor weather conditions or other factors that adversely affect the Company's operations.

   During the off-season months of May through October, the Company's resorts typically experience a substantial reduction in labor and utility expense due to the absence of ski operations, but make significant expenditures for maintenance, expansion and capital improvement in preparation for the ensuing ski season.

Competition

   The general unavailability of new developable mountains, regulatory requirements and the high costs and expertise required to build and operate resorts present significant barriers to entry in the ski industry. The last major new ski resort to open in the United States was in 1989, and in the past 15 years, management believes at least 85 proposed resorts have been stalled or abandoned due to environmental issues and the high costs of entering into the capital intensive ski industry. The domestic ski industry is currently comprised of 509 resorts and is highly competitive. The Company's competitive position in the markets in which it competes is dependent upon many diverse factors, including proximity to population centers, pricing, snowmaking
capabilities,   type  and  quality  of
skiing offered, prevailing weather conditions, quality and price of complementary services. The Company's Lake Tahoe resorts, Northstar and Sierra, face strong competition from Lake Tahoe's seven other major ski resorts. Northstar's primary competition in the North Lake Tahoe area is from Squaw Valley and Alpine Meadows. Northstar also competes with major ski and non-ski destination resorts throughout North America. Sierra primarily competes in the Southern Lake Tahoe area with Heavenly Valley and Kirkwood. The Company's other California resort, Bear Mountain, competes primarily with Snow Summit, Mountain High and Mammoth Mountain.

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

   On a regional basis, at least one of the Company's resorts is readily accessible to four of the five largest ski markets in the United States. Management estimates that more than 70% of the skiers visiting the Company's Lake Tahoe resorts are from the San Francisco, Sacramento, Central California Valley and Lake Tahoe regions, while more than 90% of Bear Mountain's skiers are from the Los Angeles and San Diego metropolitan areas. Waterville Valley, Mt. Cranmore and Loon Mountain are estimated to attract more than 70% of their guests from Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. The Summit attracts more than 90% of its skier guests from the Seattle/Tacoma metropolitan region. Grand Targhee primarily attracts day and regional overnight skiers from the northern Rocky Mountain region and destination skiers visiting the region.

Regulation and Legislation

   The Company's operations are dependent upon its ownership or control over the real property constituting each resort. The real property presently used at the Northstar and Mt. Cranmore resorts is owned by the Company. The Company has the right to use a substantial portion of the real property associated with the Bear Mountain, Sierra, Summit, Grand Targhee, Loon Mountain and Waterville Valley resorts under the terms of Term Special Use Permits issued by the United States Forest Service. The Term Special Use Permits for the Bear Mountain, Sierra, Waterville Valley, Summit and Grand Targhee resorts were reissued at the time of the Company's acquisition of such resorts, with the Bear Mountain permit expiring in 2020, the Sierra permit expiring in 2039, the Waterville Valley permit expiring in 2034, the Summit permit expiring in 2032 and the Grand Targhee permit expiring in 2034.

   A substantial portion of the real property associated with the Loon Mountain resort is likewise used under United States Forest Service permits. In 1993, the United States Forest Service authorized various lift, trail and snowmaking improvements on Loon Mountain and an expansion onto South Mountain. In 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") overturned this authorization on the ground that the United States Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). Certain improvements, including a snowmaking pipeline and part of the expansion, had been constructed before the First Circuit ruled. On May 5, 1997, the United States District Court for the District of New Hampshire (the "District Court") entered a stipulated order which authorized existing improvements to remain in place and existing operations to continue but generally prohibited future construction, restricted use of a major snowmaking water source, and required certain water discharge permits to be pursued, pending United States Forest Service reconsideration of the projects under NEPA. In a December 4, 1998 filing, the United States Forest Service targeted the Fall of 1999 for issuance of a draft NEPA document regarding the improvements and the proposed expansion and stated that it intended to combine such NEPA review with review of the existing snowmaking pipeline. However, the Forest Service recently revised its target date for when it expects to issue draft NEPA documentation from the Fall of 1999 to June of 2000. The District Court entered a final order on December 11, 1998 specifying that the conditions imposed on operations at Loon Mountain in the May 5, 1997 order will remain in effect until the United States Forest Service completes its NEPA review and issues a new decision. On February 12, 1999, the District Court agreed that the United States Forest Service may combine its evaluation and analysis of the existing snowmaking pipeline with its NEPA review of the improvements and proposed expansion.

   In August 1997, the United States Forest Service authorized the Loon Mountain resort to construct a new snowmaking pipeline across permitted land. The United States Forest Service found that such construction was consistent with the District Court order and enabled the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline was completed, its use was challenged by private parties who asserted that the United States Forest Service violated NEPA. On January 20, 1998, the District Court issued a decision finding that the United States Forest Service violated NEPA in failing to address the potential for the new pipeline to increase the amount of snow made and any associated environmental effects. On March 10, 1998, the District Court issued a series of further orders which, among other things, directed the United States Forest Service to re-evaluate the pipeline, allowed such re-evaluation to proceed separate from and prior to the United States Forest Service's reconsideration of the larger expansion, and enjoined the Loon Mountain Resort from using the pipeline pending further action by the court. On July 2, 1998, the United States Forest Service issued a new decision approving the pipeline and addressing its potential to increase the amount of snow made. This decision was challenged by several private parties, who again asserted that it violated NEPA. The United States Forest Service subsequently withdrew its decision authorizing the pipeline to conduct further review and the District Court consolidated the lawsuits concerning the pipeline. On November 19, 1998, the District Court modified the injunction allowing Loon Mountain to use the pipeline to withdraw and convert 159.7 million gallons of water per ski season into snow while the United States Forest Service further reviews the pipeline under NEPA. On February 12, 1999, the District Court dismissed the consolidated lawsuit concerning the pipeline in light of the United States Forest Service's decision to combine review of the pipeline's construction and operation with its NEPA review of the improvements and proposed expansion.

   Existing use of Loon Mountain is authorized under a Term Special Use Permit, which covers facilities and expires in 2006; existing non-skiing use of Loon Mountain's South Mountain area is authorized under an annual permit issued by the United States Forest Service that is subject to reissuance each year. After the United States Forest Service reconsiders the pipeline improvements and expansion under NEPA, it will need to render a new decision and, if appropriate, issue a new Term Special Use Permit. At that time, the District Court order will terminate. Based upon the existing administrative record, and certain proposed modifications to the resort's snowmaking operations which are intended to better protect water resources, the Company expects that the pipeline improvements and expansion will be approved by the United States Forest Service. However, no assurance can be given regarding the timing or outcome of this process.

   The United States Forest Service has the right to approve the location, design and construction of improvements in permit areas and many operational matters at resorts with permits. Under the Term Special Use Permits, the Company is required to pay fees to the United States Forest Service. The fees range from 1.5% to approximately 4.0% of certain revenues, with the rate generally rising with increased revenues. The calculation of gross revenues includes, among other things, revenue from lift ticket, ski school lesson, food and beverage, rental equipment and retail merchandise sales. Total fees paid to the United States Forest Service by the Company during the year ended October 29, 1999 were $1,189,000.

   The Company believes that its relations with the United States Forest Service are good, and, to the best of its knowledge, no Term Special Use Permit for any major ski resort has ever been terminated by the United States Forest Service. The United States Secretary of Agriculture has the right to terminate any Term Special Use Permit upon 180-days notice if, in planning for the uses of the national forest, the public interest requires termination. Term Special Use Permits may also be terminated or suspended because of non-compliance by the permitee; however, the United States Forest Service would be required to notify the Company of the grounds for such action and to provide it with reasonable time to correct any curable non-compliance.

Employees

   As of December 31, 1999, the Company employed a full-time corporate staff of 42 persons. In addition, the Company's resorts employ an aggregate of approximately 575 full-time and approximately 5,400 seasonal employees. None of the employees of the Company or its resorts is represented by a labor union, and the Company considers its employee relations to be good.

Regulatory Matters

   The Company's resorts are subject to a wide variety of federal, state and local laws and regulations relating to land use, water resources, discharge, storage, treatment and disposal of various materials and other environmental matters. Management believes that the Company's resorts are presently in compliance with all land use and environmental laws, except where non-compliance is not expected to result in a material adverse effect on its financial condition. The Company also believes that the cost of complying with known requirements, as well as anticipated investigation and remediation activities, will not have a material adverse effect on its financial condition or future results of operations. However, failure to comply with such laws could result in the imposition of severe penalties and other costs or restrictions on operations by government agencies or courts that could materially adversely affect operations.

   The operations at the resorts require numerous permits and approvals from federal, state and local authorities including permits relating to land use, ski lifts and the sale of alcoholic beverages. In addition, the Company's operations are heavily dependent on its continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of its facilities, and otherwise to conduct its operations. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies will not occur in a manner that could have a detrimental effect on the Company, or that material permits, licenses or agreements will not be canceled, not renewed, or renewed on terms materially less favorable to the Company. Major expansions of any one or more resorts could require, among other things, the filing of an environmental impact statement or other documentation with the United States Forest Service and state or local governments under NEPA and certain state or local NEPA counterparts if it is determined that the expansion may have a significant impact upon the environment. Although the Company has no reason to believe that it will not be successful in implementing its operations and development plans, no assurance can be given that necessary permits and approvals will be obtained.

   Except for certain permitting and environmental compliance matters relating to the Loon Mountain resort (See Part I, Item 1. - "Business - Regulation and Legislation" and Part I, Item 3. - "Legal Proceedings"), the Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation.

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

   Bear Mountain has a water supply contract for 500 acre-feet per year with Big Bear Municipal Water District executed January 8, 1988, the initial fifteen-year term of which expires on January 7, 2003. Big Bear Municipal Water District's primary source of water is from a portion of the water in Big Bear Lake shared with Bear Valley Mutual Water Company, the senior water rights holder. The water supply contract provides for water primarily for snowmaking and slope irrigation purposes. The obligation of Big Bear Municipal Water District to supply water is excused only if the level of Big Bear Lake recedes below 6,735.2 feet above sea level or eight feet below the top of Big Bear Lake Dam. Bear Valley Mutual Water Company recently claimed that its rights in the lake are not subject to Big Bear Municipal Water District's obligation to supply water to Bear Mountain. This claim is being vigorously contested by all interested parties including Bear Mountain and a two-year moratorium agreement between Bear Valley Mutual Water Company and Big Bear Municipal Water District was executed in November 1998, which withdraws Bear Valley's claim for two years while the issues between Bear Valley and Big Bear Municipal are resolved. This allows continued service to Bear Mountain on an uncontested basis during the moratorium period. No assurance can be made regarding the outcome or timing of resolution of this matter.

   Pursuant to the previously described decision of the First Circuit and the order of the District Court, Loon Mountain applied and was issued, by the Environmental Protection Agency ("EPA"), a Clean Water Act (the "CWA") discharge permit covering discharges associated with its snowmaking operations. Certain ongoing discharges are authorized by the District Court order pending final action on the permit and subject to the District Court's reserved power to modify such approval to address any resulting environmental issues.

   Certain regulatory approvals associated with the new snowmaking pipeline at Loon Mountain impose minimum stream flow requirements on the Loon Mountain resort. These requirements will compel the Loon Mountain resort to construct water storage facilities within the next ten years, and such construction will require further regulatory approvals and environmental documentation under NEPA. No assurances can be given that such regulatory approvals will be obtained or that the Company will have the financial resources to complete such construction.

   In addition, the Loon Mountain resort was notified in September 1997 that it had allegedly filled certain wetlands at the resort in violation of the CWA. In response, Loon Mountain worked with the EPA to remove the alleged fill and implement certain erosion control measures. On January 15, 1998, an individual notified the EPA, Loon Mountain, and certain other persons that he intended to initiate a lawsuit under the CWA regarding the alleged wetland violation. On February 2, 1998, the EPA wrote to such individual stating that the alleged fill had been removed and that the EPA does not believe there is a continuing violation at the site. The Company does not have any further notice of any threatened lawsuit or other action regarding this matter.

Item 2. Properties

   Northstar consists of over 8,000 acres of privately owned land, of which less than one-third has been developed. Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a Term Special Use Permit with the United States Forest Service. Bear Mountain owns 116 of its 819 gross acreage, leases 698 acres of mountain terrain under a Forest Service Term Special Use Permit and leases five acres from third parties. Waterville Valley owns 35 acres on Snow Mountain and two acres at the Conference Center, and leases 790 acres of land on Mt. Tecumseh from the federal government under a Term Special Use Permit issued by the Forest Service. Mt. Cranmore owns 754 acres and holds deeded easements enabling it to develop an additional 500 acres of ski terrain. The Summit owns 686 acres of its 4,152 gross acreage, leases over 1,400 acres under a private permit and utilizes 1,864 acres of mountain terrain under a Forest Service Term Special Use Permit. Grand Targhee leases all of the land on which the resort is operated under a Term Special Use Permit with the United States Forest Service. Loon Mountain owns 565 acres upon which substantially all of the buildings and improvements relating to the resort are located. Loon Mountain leases 778 acres of land in the White Mountain National Forest under a Term Special Use Permit issued by the United States Forest Service permitting year-round recreational use. Adjacent to such land, an additional 581 acres are leased on "South Mountain" under a separate Special Use Permit permitting certain limited activities, including mountain biking, cross country skiing and horseback riding. For further information regarding the Company"s properties, see Part I, Item 1. "Business - Resort Operations" and "- Regulation and Legislation."

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

   Killington West, Ltd., formerly known as Bear Mountain, Ltd., ("Killington West "), filed a breach of contract lawsuit in the Superior Court of the State of California, San Bernardino County, against Fibreboard Corporation ("Fibreboard") and Bear Mountain, Inc. alleging that Fibreboard and Bear Mountain, Inc. breached the asset purchase agreement dated October 6, 1995 (the "Original Bear Mountain Agreement") among Killington West, Fibreboard and Bear Mountain, Inc. pursuant to which Bear Mountain, Inc. acquired the Bear Mountain ski resort from Killington West. Killington West's lawsuit concerned an alleged breach by Fibreboard and Bear Mountain, Inc. of a change of control provision in the Original Bear Mountain Agreement. In connection with the Company's acquisition of Bear Mountain, Inc. in December 1996, the Company obtained from Fibreboard indemnification for any claim that might be made by Killington West, and further, required that $1 million of the purchase price be held in escrow pending the outcome of any potential disputes with Killington West. Fibreboard acknowledged its obligation to indemnify Bear Mountain, Inc. with respect to the Killington West lawsuit and will defend such lawsuit on behalf of Fibreboard and Bear Mountain, Inc.

   In connection with the merger with Loon Mountain Recreation Corporation ("LMRC"), certain shareholders of LMRC (the "LMRC Shareholder Plaintiffs") filed a lawsuit against LMRC and its former directors alleging breach of fiduciary duty and against the Company alleging that the Company failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute") in connection with the transaction. The two lawsuits were consolidated in the Superior Court of Grafton County, New Hampshire. Prior to the filing of the lawsuit against the Company, the Company received a "no action" order from the Bureau of Securities Regulation, New Hampshire Department of State (the "Bureau") finding that the Takeover Statute was inapplicable to the proposed merger. The LMRC Shareholder Plaintiffs' initial request for a preliminary injunction prohibiting the Company (or its affiliates) from proceeding with the LMRC merger was denied by the court. Before the litigation proceeded further, and prior to the merger, the parties to the merger agreement amended such agreement. The Company then obtained an additional order by the Bureau that the Takeover Statute did not apply to the merger transaction. The Company answered the LMRC Shareholder Plaintiffs' petition and filed a motion to dismiss the LMRC Shareholder Plaintiffs' action against the Company asserting that the Takeover Statute did not apply to the transaction as a matter of law. The court initially denied the Company's motion to dismiss but granted the motion to dismiss upon reconsideration. LMRC Shareholder Plaintiffs have appealed the dismissal to the New Hampshire Supreme Court. The parties have filed briefs in the appeal and requested oral argument, which has not been scheduled. Potential remedies under the Takeover Statute include money damages and rescission of the transaction. While the Company does not believe the LMRC Shareholder Plaintiffs will prevail in their actions, no assurances can be made regarding the outcome of these actions.

   LMRC Shareholder Plaintiffs' breach of fiduciary duty action against LMRC and its former directors remains pending and limited discovery has been conducted; a trial date will be set after April 15, 2000. The LMRC Shareholder Plaintiffs were given leave by the court to amend their complaint to seek money damages against the Company, LMRC and its former directors. If the LMRC Shareholder Plaintiffs are successful in obtaining a judgment against the former LMRC directors, the Company may have certain obligations to indemnify the former directors pursuant to the former LMRC by-laws. While the Company does not believe LMRC Shareholder Plaintiffs will prevail in this lawsuit, no assurances can be made regarding the outcome of this litigation.

   Also  in  connection  with  the  merger  with  LMRC,  the  LMRC  Shareholder
Plaintiffs exercised dissenters' rights under the New Hampshire Business Corporation Act (the "Corporation Act"). Under the statutory procedure for settling the LMRC Shareholder Plaintiffs' dissenters' rights, LMRC paid the plaintiffs an aggregate of $34,436, or $30.61 per share, as its estimate of the fair value of their 1,125 shares. The LMRC Shareholder Plaintiffs demanded additional payments necessary to compensate them for the $71.38 per share price, plus interest, which they asserted as the fair value of their shares. Pursuant to the Corporation Act, LMRC commenced a proceeding in the Superior Court of Grafton County, New Hampshire seeking a judicial appraisal of the value of the LMRC Shareholder Plaintiffs' shares in LMRC. Discovery in the case is pending and trial is set for January of 2000. While the Company believes that the amount paid to the LMRC Shareholder Plaintiffs prior to the commencement of the appraisal proceeding represents the fair value of their shares, there can be no assurance as to the value which the appraisal proceeding will assign to the LMRC Shareholder Plaintiffs' 1,125 shares.

   In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened in the lawsuit. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff, along with the intervening environmental group, (collectively or individually, the "Environmental Plaintiffs") appealed. In December 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") reversed the District Court decision and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. The District Court then entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited
exceptions;   imposes
various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any associated pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the original Forest Service approval to their preexisting condition if not ultimately re-approved by the Forest Service. This order remains in effect until the supplemental NEPA process is completed. The Forest Service recently revised its target date for when it expects to issue draft NEPA documentation from the Fall of 1999 to June of 2000. The Company can give no assurance regarding the timing or outcome of such process. The Environmental Plaintiffs also filed a motion asking the District Court to impose against LMRC a CWA civil penalty of $5,550,125 and attorney's fees and costs in connection with LMRC's discharges into Loon Pond during its snowmaking operations for the 1996/97 ski season and prior years. The discharge at issue involved water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into Loon Pond. The District Court dismissed the claim for civil penalties and attorney's fees under the CWA and one of the Environmental Plaintiffs appealed to the First Circuit. The appeal is stayed pending a decision of the United States Supreme Court in a different case involving the CWA. In connection with the merger with LMRC, the Company obtained a specific insurance policy providing $4.5 million of coverage (above a $1.2 million deductible) to cover any civil penalties, fees and costs that the District Court may assess against LMRC.

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

   In 1998, the Company, Booth Creek Ski Acquisition, Inc. ("Acquisition Sub") and Seven Springs Farm, Inc. ("Seven Springs") entered into an Agreement of Merger (the "Merger Agreement") concerning the acquisition of the Seven Springs resort in Pennsylvania through merger of Acquisition Sub with Seven Springs. In connection with the proposed acquisition, certain shareholders of Seven Springs (the "Seven Springs Shareholder Plaintiffs") filed a lawsuit in the Court of Common Pleas of Somerset County, Pennsylvania against the Company, Acquisition Sub, and Seven Springs and certain of its directors, (the "First Pennsylvania State Action") seeking a declaratory judgment, along with other relief including the rescission of the Merger Agreement. The Seven Springs Shareholder Plaintiffs alleged that the terms of a certain shareholders' agreement among Seven Springs and its shareholders (the "Seven Springs Shareholder Agreement") banned the consummation of the proposed acquisition. The Company asserted claims related to the Merger Agreement against Seven Springs in the First Pennsylvania State Action.

   The Merger Agreement provided that the Company's obligations thereunder were subject to satisfaction of various conditions, including the requirement that there shall have been a judicial determination that the Seven Springs Shareholder Agreement was inapplicable to the Merger Agreement. If these conditions were not satisfied on or before October 31, 1998, the Company was free to terminate the Merger Agreement, upon which termination the Merger Agreement required Seven Springs to pay the Company a break-up fee of $1,000,000. On June 18, 1999, the Company terminated the Merger Agreement and demanded payment of the break-up fee. Disputes arose between Seven Springs and the Company concerning the parties' obligations under the Merger Agreement, including Seven Springs' obligation to pay the Company the break-up fee. Consequently, the Company commenced an action against Seven Springs on June 30, 1999, in the United States District Court for the Southern District of New
York, seeking damages of $1,000,000 plus interest and costs (the "New York Federal Action").

   On July 2, 1999, Seven Springs filed for a writ of summons against the Company and Acquisition Sub in the Pennsylvania Court of Common Pleas of Somerset County (the "Second Pennsylvania State Action"). The Seven Springs Shareholder Plaintiffs filed a motion seeking leave to intervene in the Second Pennsylvania State Action, alleging that Seven Springs' payment of the $1,000,000 break-up fee required by the Merger Agreement would itself violate the Seven Springs Shareholder Agreement. Thereafter, the Seven Springs Shareholder Plaintiffs also moved to amend the complaint in the First Pennsylvania State Action to include the same claim with respect to the $1,000,000 break-up fee.

   On January 10, 2000, the Company, Acquisition Sub and Seven Springs entered into a full, final and mutual Settlement and Release Agreement (the "Settlement Agreement") whereby all claims among the parties are released and discharged without any admission of liability. Furthermore, under the Settlement Agreement, Booth Creek agreed to cause its claims in the First Pennsylvania State Action and its complaint in the New York Federal Action to be dismissed with prejudice and Seven Springs agrees to withdraw and discontinue the Second Pennsylvania State Action. As part of the Settlement Agreement, Seven Springs has made a payment of $500,000 to Booth Creek. The Seven Springs Shareholder Plaintiffs are not a party to the Settlement Agreement. The Company believes that this matter will not have a significant impact on the Company's financial condition or future results of operations.

Item 4. Submission Of Matters To A Vote Of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   There is no established trading market for any class of equity securities of the Company.

Item 6. Selected Financial Data

   The following selected financial data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Report and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data (except for the pro forma and other financial and operating data) of the Company as of and for the years ended October 31, 1997, October 30, 1998 and October 29, 1999 have been derived from the audited consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The Company was formed in October 1996 and had no operations until its acquisition of seven ski resort complexes during the first six months of fiscal 1997. The selected combined financial data (except for the other financial and operating data) of the Fibreboard Resort Group (i) as of and for the year ended December 31, 1995 and as of and for the ten months ended October 31, 1996 have been derived from the audited combined financial statements of the Fibreboard Resort Group, which have been audited by Arthur Andersen LLP, independent accountants, (ii) for the ten months ended October 31, 1995 have been derived from the unaudited combined financial statements of the Fibreboard Resort Group and (iii) for the period from November 1, 1996 to December 2, 1996 have been derived from the audited combined financial statements of the Fibreboard Resort Group, which have been audited by Ernst & Young LLP, independent auditors.

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

                                                               Company
                                         -----------------------------------------------------
                                                                                    Unaudited
                                                                                      Pro
                                                        Historical                  Forma (f)
                                         --------------------------------------    -----------
                                             Year         Year          Year           Year
                                            Ended        Ended         Ended          Ended
                                           October      October       October        October
                                         31, 1997(a)  30, 1998 (b)    29, 1999       30, 1998
                                         -----------  ------------  -----------    -----------
                                         (Dollars in Thousands, except Revenue per Skier Day)
  Statement of Operations Data:
  Revenue:
    Resort Operations .................   $  68,136     $  97,248     $ 112,980     $ 107,887
    Real Estate and Other .............       3,671         7,608        12,744         7,608
                                         ----------     ---------     ---------     ---------
                                             71,807       104,856       125,724       115,495
  Operating Expenses:
    Cost of Sales - Resort Operations..      44,624        61,325        74,404        87,163(g)
    Cost of Sales - Real Estate and
     Other.............................       2,799         4,671         5,244         4,671
    Depreciation, Depletion and
     Amortization......................      11,681        17,752        21,750        18,547
    Selling, General and
     Administrative ...................      13,719        19,645        22,571             -
    Unusual Items, Net ................           -             -           487             -
                                         ----------     ---------     ---------     ---------
  Operating Income (Loss) .............      (1,016)        1,463         1,268         5,114
  Interest Expense and Other, Net .....      14,912        18,733        19,843        19,612
                                         ----------     ---------     ---------     ---------
  Pre-tax (Loss) ......................     (15,928)      (17,270)      (18,575)      (14,498)
  Income Tax Benefit ..................      (1,728)            -             -             -
                                         ----------     ---------     ---------     ---------
  Loss Before Minority Interest and
    Extraordinary Item ................     (14,200)      (17,270)      (18,575)      (14,498)
  Minority Interest ...................         229           260           218           260
                                         ----------     ---------     ---------     ---------
  Loss Before Extraordinary Item ......     (14,429)      (17,530)      (18,793)      (14,758)
  Extraordinary Loss on Early
    Retirement of Debt ................      (2,664)            -             -            -
                                         ----------     ---------     ---------     ---------
  Net Loss ............................   $ (17,093)    $ (17,530)    $ (18,793)    $ (14,758)
                                         ==========     =========     =========     =========

Other Financial and Operating Data:
Total Skier Days......................    1,565,917      2,113,56     2,432,845     2,386,478
Revenue per Skier Day (c).............    $   43.51      $  46.01     $   46.44     $   45.21
Noncash Cost of Real Estate Sales (d)     $   2,237      $  3,721     $   4,743     $   3,721
Capital Expenditures Excluding
  Acquisitions and Real Estate
  and Other...........................    $   9,459      $ 15,500     $  14,342     $  16,721
Net cash provided by (used in):
  Operating activities................    $   1,552      $  7,559     $  15,393            NA
  Investing activities................     (152,685)      (47,718)      (18,504)           NA
  Financing activities................      151,595        40,322         2,947            NA
EBITDA before unusual items...........    $  12,902      $ 22,936     $  28,248     $  27,382
EBITDA Margin.........................         18.0%         21.9%         22.5%         23.7%

                                                         Company
                                         --------------------------------------
                                            As of        As of         As of
                                           October      October       October
                                         31, 1997(a)  30, 1998 (b)    29, 1999
                                         -----------  ------------  -----------
                                                 (Dollars in Thousands)

Balance Sheet Data:
Working Capital (Deficit),
  Including Senior Credit Facility
  Borrowings..........................    $ (26,634)     $(33,093)    $ (45,309)
Total Assets..........................      186,416       218,546       210,346
Total Debt............................      136,327       156,280       160,986
Preferred Stock of Subsidiary (e).....        3,354         2,634         2,133
Common Shareholder's Equity...........       29,407        37,377        18,584

                                                                  (see accompanying footnotes)

                                                        Fibreboard Resort Group
                                        ------------------------------------------------------
                                                                                  Period From
                                            Year       10 Months     10 Months     November 1,
                                           Ended         Ended         Ended         1996 to
                                        December 31,  October 31,   October 31,    December 2,
                                           1995(h)       1995(h)       1996(i)        1996(i)
                                        ------------  ------------  -----------    -----------
                                         (Dollars in Thousands, except Revenue per Skier Day)

Statement of Operations Data:
Revenue:
  Resort Operations...................    $  39,823      $ 32,072      $ 36,829     $  1,395
  Real Estate and Other...............        5,213         4,659         4,288          304
                                         ----------     ---------     ---------     ---------
                                             45,036        36,731        41,117         1,699

Operating Expenses:
  Cost of Sales - Resort Operations...       24,545        18,547        22,596         2,884
  Cost of Sales - Real Estate and
   Other..............................        1,989         1,780         2,142           161
  Depreciation, Depletion and
   Amortization.......................        4,024         2,989         4,354             6
  Selling, General
   and Administrative.................        5,871         4,399         5,220         1,766
  Management Fees and Corporate
   Expenses...........................        1,247           513           701            70
                                         ----------     ---------     ---------     ---------
Operating Income (Loss)...............        7,360         8,503         6,104        (3,188)
Interest Expense, Net.................          821           334         1,189           206
                                         ----------     ---------     ---------     ---------
Pre-tax Income (Loss).................        6,539         8,169         4,915        (3,394)
Income Taxes (Benefit)................        2,624         3,308         2,018        (1,358)
                                         ----------     ---------     ---------     ---------
Net Income (Loss).....................     $  3,915      $  4,861      $  2,897       $(2,036)
                                         ==========     =========     =========     =========

Other Financial and Operating Data:
Skier Days............................      784,964       626,500       706,075        30,818
Revenue per Skier Day (c).............     $  50.73      $  51.19      $  52.16      $  45.27
Noncash Cost of Real Estate Sales (d).     $  1,618      $  1,488      $  1,461      $    133
Capital Expenditures Excluding
  Acquisitions and
  Real Estate and Other...............     $  5,226      $  3,786      $  5,761      $  5,587
Net cash provided by (used in):
  Operating activities................     $  7,861      $  7,506      $  4,923      $  5,769
  Investing activities................      (29,430)      (28,321)       (8,467)       (6,151)
  Financing activities................       26,071        18,059        (2,778)        1,115
EBITDA................................     $ 13,002      $ 12,980      $ 11,919      $ (3,049)
EBITDA Margin.........................         28.9%         35.3%         29.0%      (179.5)%



                                                  Fibreboard Resort Group
                                        ---------------------------------------
                                           As of          As of October 31,
                                        December 31,  -------------------------
                                           1995(h)       1995(h)       1996(i)
                                        ------------  ------------  -----------
                                                 (Dollars in Thousands)

Balance Sheet Data:
Working Capital (Deficit).............     $(35,980)     $(36,123)     $(36,187)
Total Assets..........................       73,316        64,125        69,602
Total Debt Including
  Intercompany Payable................       41,493        33,487        38,715
Net Assets............................       23,667        24,606        26,564

                                                                  (see accompanying footnotes)

                        Notes to Selected Financial Data

(a) Reflects the financial results of Waterville Valley and Mt. Cranmore from November 27, 1996, Northstar, Sierra and Bear Mountain from December 3, 1996, the Summit from January 15, 1997, and Grand Targhee from March 18, 1997, the respective dates of acquisition of each resort by the Company.

(b) Reflects the financial results of Waterville Valley, Mt. Cranmore, Northstar, Sierra, Bear Mountain, the Summit and Grand Targhee for the entire period, and Loon Mountain for the period beginning February 26, 1998, the date on which it was acquired by the Company.

(c)   Reflects revenue from resort operations divided by total skier days.

(d) Noncash cost of real estate sales represents the allocated portion of real estate development expenditures previously capitalized (including acquisition costs allocated to real estate development) which relate to current year real estate sales.

(e) Represents preferred stock of a subsidiary of the Company which is subject to mandatory redemption requirements.

(f) Pro forma statement of operations and other financial data for the year ended October 30, 1998 gives effect to the Loon Mountain acquisition and related financing transactions as if they had occurred on November 1, 1997.

(g) The historical financial presentations for the Fibreboard Resort Group, Waterville Valley, Mt. Cranmore, Ski Lifts, Inc., Grand Targhee Incorporated and Loon Mountain Recreation Corporation are inconsistent in categorizing cost of sales-resort operations and selling, general and administrative expenses. For presentation purposes in the pro forma information, all operating expenses, excluding depreciation, depletion and amortization, have been aggregated as cost of sales-resort operations.

(h) Includes the financial results of Northstar and Sierra for the entire period and of Bear Mountain for the period beginning October 23, 1995, the date on which it was acquired by Fibreboard Corporation.

(i) Includes the financial results of Northstar, Sierra and Bear Mountain for the entire period.

   As the results of operations of ski resorts are highly seasonal, with the majority of revenue generated in the period from November through April, the results of operations for the Fibreboard Resort Group for the 10 months ended October 31, 1996 and 1995 and the period from November 1, 1996 to December 2, 1996 are not representative of a pro rata year of operations. In addition, the selection of a December 31 year end by the Fibreboard Resort Group does not result in the presentation of the results of the resorts for a single ski season. Accordingly, as the results of a single ski season are split into two reporting periods, differing trends may develop, as compared to results of operations for other resorts consisting of a single ski season, which should be evaluated by the reader.

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

General

   The Company's ski operations are highly sensitive to regional weather conditions and the overall strength of the regional economies in the areas in which the Company operates. The Company believes that the geographic diversity of the Company's resorts and the use of snowmaking technology coupled with advanced trail grooming equipment, which together can provide consistent skiing conditions, can partially mitigate the risk of both economic downturns and adverse weather conditions in any given region. However, the Company remains vulnerable to warm weather, heavy rains, drought and other types of severe or unusual weather conditions, which can have a significant effect on the operating revenues and profitability at any one of the Company's resorts.

   The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 123, 143, 142 and 103 days, respectively, during each of the last five ski seasons, including the 1998/99 ski season. The Company's Northstar, Sierra, the Summit and Grand Targhee resorts are less weather-sensitive based on their historical natural snowfall, averaging approximately 367, 546, 493, and 544 inches of snowfall, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities are considerably less extensive than at Bear Mountain, Waterville Valley, Loon Mountain or Mt. Cranmore, and therefore, such resorts are more dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period.

   For the 1999/00 ski season, the Company has obtained four separate paid skier day insurance policies covering its Lake Tahoe resorts, Bear Mountain, the Summit and the New Hampshire resorts. Subject to stated deductibles the policies provide coverage for substantially all risks including weather perils, road and airport closures, downturns in the economy, strikes and any other event that reduces the targeted number of paid skier visits.

   The Company's results of operations are also highly dependent on its ability to compete in each of the large regional ski markets in which it operates. At Northstar and Sierra more than 70% of the 1998/99 ski season total skier days were attributable to residents of the San Francisco, Sacramento, Central California Valley and Lake Tahoe regions. At Bear Mountain, more than 90% of the 1998/99 ski season total skier days were attributable to residents of the Los Angeles and San Diego metropolitan regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, more than 70% of the 1998/99 ski season total skier days were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 1998/99 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region. The Company's Grand Targhee resort attracts more than 40% of its skiers from outside its regional skiing population.

   The Company seeks to maximize revenues and operating income by managing the mix of skier days and revenue per skier day. These strategies are also designed to maximize resort cash flow. The strategy for each resort is based on the demographic profile of its market and the physical capacity of its mountain and facilities. The Company seeks to increase skier days by developing effective ticket pricing and season pass strategies and marketing programs to improve peak and off-peak volume. The Company seeks to improve revenue per skier day by effectively managing the price, quality and value of each of its ski-related services, including retail shops, equipment rentals, lessons and food and beverage facilities.

   The Company seeks to increase skier days by offering a consistent, quality guest experience and developing effective target marketing programs. See Part I, Item 1. "Business - Marketing and Sales." The Company's resorts have spent more than $42 million (including $3.0 million of equipment acquired through capital leases and other debt) in capital expenditures during the last three years to upgrade chairlift capacity, expand terrain, improve rental lodging and retail facilities, increase snowmaking capabilities and to meet sustaining capital requirements, all of which management believes are important in providing a consistent, quality guest experience.

   In addition to revenues generated from skiing operations, the Company's resorts generate significant revenues from non-ski operations, including lodging, conference center services, health and tennis clubs and summer activities such as mountain biking rentals and golf course fees. During the year ended October 29, 1999, approximately 48.6%, 39.5% and 11.9% of the Company's revenues were generated from lift ticket and season pass sales, other ski-related sales and non-ski related sales (excluding real estate and timber sales), respectively. During the year ended October 30, 1998, approximately 47.9%, 39.9% and 12.2% of the Company's revenues were generated from lift ticket and season pass sales, other ski-related sales and non-ski related sales (excluding real estate and timber sales), respectively. Moreover, real estate and timber sales at Northstar were $12.7 million and $7.4 million during the years ended October 29, 1999 and October 30, 1998, accounting for 26.5% and 18.0% of Northstar's total revenue during such periods.

   A significant portion of total operating costs at the Company's resorts are variable, consisting primarily of retail and food service cost of sales, utilities and labor expense. These variable costs can fluctuate significantly based upon skier days and seasonal factors. With the exception of certain management, administrative and maintenance personnel, all of the Company's employees are compensated on an hourly basis. Management believes a key element to maximizing profitability during the winter season is to closely monitor staffing requirements and to redirect or lay-off employees when skier volumes or seasonal needs dictate. In addition to financial performance, the advanced management information system currently in place at all of the Company's resorts provides detailed statistics regarding staffing utilization which is instrumental in adjusting personnel requirements.

Results of Operations of the Company

   Overview

   The Company was formed on October 8, 1996. Since inception, the Company made the following acquisitions, which are included in the results of operations of the Company from the respective purchase dates and accounted for using the purchase method:

      Resort                                  Acquisition Date
      ----------------------------------   ----------------------
      Waterville Valley.............       November 27, 1996
      Mt. Cranmore..................       November 27, 1996
      Northstar.....................       December 3, 1996
      Sierra........................       December 3, 1996
      Bear Mountain.................       December 3, 1996
      The Summit....................       January 15, 1997
      Grand Targhee.................       March 18, 1997
      Loon Mountain.................       February 26, 1998

   Historical Year Ended October 29, 1999 as Compared to the Historical Year Ended October 30, 1998

   The Company's results of operations are significantly impacted by weather conditions. Northstar and Sierra experienced generally favorable snow conditions during the 1998/99 ski season. While Bear Mountain enjoyed cold temperatures in early November which facilitated an early opening on man-made snow, the resort suffered from a lack of natural snowfall throughout the season. Snowfall at Bear Mountain for the 1998/99 ski season was 30% of its five year average for the five preceding ski seasons. The East experienced mild temperatures through mid December and rainfall on most weekends during January. These conditions negatively impacted snow conditions, terrain availability and skier days at Waterville Valley, Mt. Cranmore and Loon Mountain during the Company's first fiscal quarter of 1999. Conditions and momentum for the New Hampshire resorts improved in February and March, although the resorts closed earlier than anticipated due to declining demand and Spring-like conditions in April. The Summit experienced a prolonged period of continual snowfall during the 1998/99 ski season, which resulted in increased snow removal and other operating costs. While Grand Targhee enjoyed favorable snow conditions during the 1998/99 ski season, its operations were negatively impacted by unusually high winds on a number of days during December through February.

   Total revenue for the year ended October 29, 1999 was $125,724,000, an increase of $20,868,000, or 19.9%, over the Company's revenue for the year ended October 30, 1998. Revenues from resort operations increased $15,732,000, or 16.2%, for the 1999 period as compared to the prior year. Revenues from real estate and timber operations increased $5,136,000, or 67.5%, for the 1999 period as compared to the 1998 period.

   The increase in resort operations revenue is principally due to the inclusion of Loon Mountain for the entire 1999 period, which accounted for $9,849,000 of the increase in revenues for the year ended October 29, 1999 as compared to the 1998 period. In addition, Northstar and Sierra generated increased revenues of $1,511,000 and $1,161,000, respectively, or 4.5% and 8.5%, primarily due to improved yields in terms of revenues per skier visit. Bear Mountain's revenues declined slightly due to lower skier visits as a result of the lack of natural snowfall, partially offset by improved yields. Revenues for Waterville Valley were slightly lower due to poor weather and snow conditions in the first quarter, partially offset by improved yields. Revenues for Mt. Cranmore increased $430,000, or 11.4%, due to improved yields and higher skier visits as a result of new pricing strategies. The Summit generated $2,419,000, or 22.7%, in additional revenues due to an earlier opening, extended season, higher skier days and improved yields in its food and beverage, snow school and retail businesses. Revenues for Grand Targhee increased by $371,000, or 5.0%, due to slightly higher skier visits.

   On July 28, 1999, Northstar consummated the sale of the property comprising Phases 4 and 4A of the Big Springs development to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, for an aggregate sales price of $10,000,000, subject to adjustment as described below. The consideration initially paid to Northstar consisted of $8,500,000 in cash and a promissory note (the "TLH Note") for a minimum of $1,500,000. Under the terms of the TLH Note, Northstar will receive the greater of (a) $1,500,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds of the resale of the lots within Phases 4 and 4A. "Net Cash Proceeds" is defined as gross proceeds received by TLH from the subsequent resale of the lots, after deduction for (i) the proceeds applied to repay any indebtedness incurred by TLH in connection with its financing of the purchase of the lots, (ii) any fees or other costs incurred by TLH in connection with its financing of the purchase or sales of the lots, and (iii) any corporate overhead costs incurred by TLH attributable to the purchase, maintenance, marketing or sale of the lots. The TLH Note is prepayable at any time, and is due on the earlier to occur of January 15, 2001 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, Northstar retained the obligation to complete the scheduled construction of the development in accordance with the approved site development plan. Northstar will recognize revenue and related cost of sales for these real estate transactions upon the substantial completion of construction and the close of escrow for the sales between TLH and third party buyers.

   Through October 29, 1999, TLH had closed escrow on 43 of the available 47 lots within Phases 4 and 4A, and Northstar had substantially completed the scheduled construction of the development. In accordance with the terms of the transaction between TLH and Northstar, the Company received proceeds and recorded real estate sales of approximately $12,000,000 during the year ended October 29, 1999, which is net of (1) TLH's financing costs of approximately $253,000, (2) third party sales commissions of $788,000 and (3) other closing costs and expenses of $95,000. An additional three lots closed escrow in November and December 1999, and TLH is currently marketing the remaining lot for a list price of $265,000. The average sales price of $305,000 for the 1999 real estate sales at Northstar represents a 44% increase over the average lot price of $212,000 for the 32 lots sold in the 1998 period.

   Total operating expenses for the year ended October 29, 1999 were $124,456,000, an increase of $21,063,000 over the Company's total operating expenses for the year ended October 30, 1998. The principal causes of the increase are as follows:

                                                         (In thousands)

   Total operating expenses - year ended
    October 30, 1998...................................     $103,393
   Acquisition of Loon Mountain:
    Cost of sales - resort operations..................        5,128
    Selling, general and administrative................          382
    Depreciation and amortization......................        1,101
                                                           ----------
                                                               6,611

   Additional maintenance, operations, snow removal
    and severance costs, and increased costs
    associated with an earlier opening, extended
    season and revenue penetration efforts and new
    operations during the winter season at the Summit..        4,197
   Costs of new corporate initiatives and process
    improvements and increased costs associated with
    new management personnel and functional expertise..        1,472
   Increased depreciation due to higher average
    asset balances.....................................        2,754
   Increased snowmaking costs at Bear Mountain due
    to the lack of natural snowfall....................          480
   Lease costs for three new lifts at the
    Summit and Bear Mountain...........................          494
   Labor associated with earlier openings at
    Northstar, Sierra and Bear Mountain................          197
   Increased cost of sales - real estate and
    other..............................................          573
   Unusual items, net..................................          487
   Inflation and other changes, net....................        3,798
                                                           ----------
   Total operating expenses - year ended
    October 29, 1999...................................     $124,456
                                                           ==========

   As reflected above, the inclusion of Loon Mountain for the entire 1999 period resulted in an increase of $6,611,000 in operating expenses as compared to the 1998 period.

   At the Summit, the Company incurred significant nonrecurring costs during the year ended October 29, 1999 to appropriately prepare its facilities, vehicle and snow grooming fleet, communications infrastructure and processes and systems for the operation of the resort. In addition, record levels of snowfall severely hampered operating efforts and resulted in significant increases in snow removal, grounds maintenance and related costs. The Company also accrued severance costs associated with certain personnel changes at the Summit. Management believes that approximately $2,500,000 of the cost increases at the Summit would not be incurred in a typical year of operation. Further, the resort opened thirteen days earlier for the 1998/99 ski season as compared to the prior season, and operated for an additional six days in April 1999 as compared to April 1998. Also, the resort implemented various revenue penetration efforts and operated a new ski school business that was previously operated by a third party, which contributed to the cost increases at the Summit. The earlier opening, extended season, revenue penetration efforts and new ski school generated an increase in revenues of $2,419,000 for the year ended October 29, 1999 as compared to the 1998 period.

   During fiscal 1999, the Company initiated various efforts to improve its marketing collateral and data-base, establish strategic marketing alliances, introduce new service offerings, evaluate potential revenue growth opportunities and strategies, install public relations channels, implement enhanced guest service training for employees, institute performance management systems and evaluate technology related tools and methodologies. Further, the Company has been conducting system and process improvements in substantially all key administrative and operations areas. The Company has also added certain key corporate personnel and functional expertise to enhance its management team. Management believes that these initiatives, process improvements and personnel additions have begun to favorably impact the Company's operations through improved yields and higher guest service survey scores. In addition, the Company is evaluating its corporate and general and administrative cost structure for the year ending October 28, 2000, for possible cost reduction opportunities.

   The Company recorded certain unusual items in the fourth quarter of 1999, which amounted to $487,000. See Note 2 to the Company's consolidated financial statements included elsewhere in this Report for a description of these items.

   Interest expense for the year ended October 29, 1999 totaled $18,707,000, an increase of $1,197,000 over the Company's interest expense for the year ended October 30, 1998, reflecting generally higher levels of borrowings in the 1999 period due principally to debt incurred to finance the Loon Mountain acquisition.

   Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Accordingly, no income tax provision was recorded for the years ended October 29, 1999 and October 30, 1998 due to continued operating losses.

   EBITDA before unusual items for the year ended October 29, 1999 was $28,248,000, an increase of $5,312,000 or 23.2% over EBITDA of $22,936,000 for the year ended October 30, 1998.

   Historical Year Ended October 30, 1998 as Compared to the Historical Year Ended October 31, 1997

   Total revenue for the year ended October 30, 1998 was $104,856,000, an increase of $33,049,000 or 46.0%, over the Company's revenue for the year ended October 31, 1997. Due to the timing of the Company's acquisitions, the 1997 period does not reflect a full period of operating revenues for any of the resorts, which accounts for a significant part of the increase. The increase in revenue is also due to more typical weather conditions in the Lake Tahoe region in the 1998 period than during the comparable period in the 1996/97 ski season, which resulted in increased revenues at Sierra and Northstar of 67.9% and 23.2%, respectively. During the 1996/97 ski season, revenue was negatively impacted by a mudslide which shut down the highway which provides primary access to Sierra and poor weather conditions during the Christmas holiday period at many of the Company's other resorts. Total skier visits at Sierra and Northstar increased by 62.7% and 21.9% or approximately 132,000 and 97,000, respectively, in the 1998 period as compared to the 1997 period. Real estate and timber sales for the year ended October 30, 1998 were $7,608,000, an increase of $3,937,000 or 107.2%, over real estate and timber sales for the year ended October 31, 1997. In August 1998, Northstar conducted an auction of certain real estate parcels as part of the third phase of an ongoing real estate development project. All of the 32 lots available for sale were sold at an average lot price of $212,000 as compared to an average lot price of $154,000 for the two prior phases.

   Total operating expenses for the year ended October 30, 1998 were $103,393,000, an increase of $30,570,000 or 42.0%, over the Company's total operating expenses for the year ended October 31, 1997. Due to the timing of the acquisitions, the 1997 period does not reflect a full period of operating expenses for any of the resorts, which accounts for a significant part of the increase. Payroll related costs, the single largest component of operating expenses, were approximately $37,628,000 for the year ended October 30, 1998, as compared to $27,555,000 for the 1997 period. Cost of sales for real estate and timber sales increased by $1,872,000 due to an increase in the number of lots sold in 1998 as compared to the 1997 period.

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

   During the year ended October 31, 1997, the Company recorded tax benefits for current operating losses to the extent of recorded deferred tax liabilities. Due to the Company's lack of profitable history, the tax benefits of excess operating losses in the 1997 period were fully offset by a valuation reserve. Similarly, no income tax provision was recorded for the year ended October 30, 1998 due to continued operating losses.

   EBITDA for the year ended October 30, 1998 was $22,936,000, an increase of $10,034,000 or 78% from the year ended October 31, 1997, primarily as a result of the factors identified above.

   Historical Year Ended October 29, 1999 as Compared to the Pro Forma Year Ended October 30, 1998

   The following unaudited pro forma results of operations of the Company for the year ended October 30, 1998 assume that the Loon Mountain acquisition and related financing transactions had occurred on November 1, 1997. These unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                               Historical          Pro forma
                                               Year Ended         Year Ended
                                            October 29, 1999   October 30, 1998
                                            ----------------   ----------------
                                                       (In thousands)

  Statement of Operations Data:
  Revenue:
    Resort Operations ...................       $ 112,980          $ 107,887
    Real Estate and Other ...............          12,744              7,608
                                                ---------          ---------
                                                  125,724            115,495

  Operating Expenses:
    Resort Operations ...................          96,975             87,163
    Real Estate and Other ...............           5,244              4,671
    Depreciation, Depletion and
     Amortization........................          21,750             18,547
    Unusual Items, Net ..................             487                  -
                                                ---------          ---------
  Operating Income ......................           1,268              5,114
  Interest Expense and Other, Net .......          19,843             19,612
                                                ---------          ---------
  Loss Before Minority Interest .........         (18,575)           (14,498)
  Minority Interest .....................             218                260
                                                ---------          ---------
  Net Loss ..............................       $ (18,793)         $ (14,758)
                                                =========          =========

  Other Data:
  EBITDA Before Unusual Items ...........       $  28,248          $  27,382
  Noncash Cost of Real Estate Sales .....       $   4,743          $   3,721

   Total historical revenues for the year ended October 29, 1999 were $125,724,000, an increase of $10,229,000, or 8.9%, over the comparable pro forma period in 1998. Revenues from resort operations increased $5,093,000, or 4.7%, for the 1999 period as compared to the 1998 period.

   Total skier days for the year ended October 29, 1999 were 2,433,000, an increase of 46,000 days, or 2%, over the comparable pro forma period in 1998. Total skier days increased due to significantly higher skier days at the Summit and a larger number of skier visits attributable to season pass sales and promotional offerings. Northstar and Sierra generated increased revenues of $1,511,000 and $1,161,000, respectively, or 4.5% and 8.5%, due to improved yields. Bear Mountain's revenues declined slightly due to lower skier visits as a result of the lack of natural snowfall, partially offset by improved yields. Revenues for Waterville Valley and Loon Mountain declined by $87,000 and $790,000, respectively, due to poor weather and snow conditions in the first quarter, partially offset by improved yields. Revenues for Mt. Cranmore increased $430,000, or 11.4%, due to improved yields and higher skier visits as a result of new pricing strategies. The Summit generated $2,419,000, or 22.7%, in additional revenues due to an earlier opening, extended season, higher skier days and improved yields. Revenues for Grand Targhee increased by $371,000, or 5.0%, due to slightly higher skier visits.

   Revenues from real estate and timber operations increased $5,136,000 for the 1999 historical period as compared to the 1998 pro forma period. As previously discussed, Northstar recorded real estate sales of approximately $12,000,000 in the 1999 period for the sale of 43 lots, as compared to approximately $6.8 million in the 1998 period for the sale of 32 lots.

   Historical resort operating expenses, excluding depreciation, depletion and amortization, for the year ended October 29, 1999 were $96,975,000, an increase of $9,812,000, or 11.3%, over the comparable pro forma period in 1998. Increased costs of winter operations at the Summit of $4,197,000 and higher corporate expenses of $1,472,000 for corporate initiatives, process improvements and new management personnel as previously discussed were the principal contributors to the increase. Increased snowmaking costs at Bear Mountain of $480,000 due to the lack of natural snowfall, lease costs in the amount of $494,000 for three new lifts at the Summit and Bear Mountain, $197,000 of incremental labor costs associated with earlier openings at Northstar, Sierra and Bear Mountain and normal inflationary impacts also contributed to the increase.

   Cost of sales for real estate and timber operations increased by $573,000 to $5,244,000 for the 1999 period due primarily to an increase in the number of lots sold and increased infrastructure costs.

   Historical depreciation, depletion and amortization for the year ended October 29, 1999 was $21,750,000. The increase of $3,203,000 over the 1998 pro forma period was due to higher average asset balances in the 1999 period.

   The Company recorded certain unusual items in the fourth quarter of 1999, which amounted to $487,000. See Note 2 to the Company's consolidated financial statements included elsewhere in this Report for a description of these items.

   Interest expense and other income (expense), net for the historical year ended October 29, 1999 totaled $19,843,000, an increase of $231,000 or 1.2% from the comparable pro forma period in 1998. The increase was principally due to interest expense on borrowings under the Senior Credit Facility used to fund capital expenditures, maintenance activities and normal seasonal working capital requirements in the off-season periods.

   EBITDA before unusual items for the historical year ended October 29, 1999 was $28,248,000, an increase of $866,000, or 3.2%, from the pro forma year ended October 30, 1998.

Liquidity and Capital Resources

   The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The
Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility, as amended and restated on January 28, 1999, currently provides for borrowing availability of up to $25 million during the term of such facility. On May 18, 1999, the final maturity date of the

Senior Credit Facility was extended to March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million in addition to amounts maintained by the Company in certain depository accounts with the Agent for a period of 60 consecutive days each year commencing sometime between February 1 and February 28. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities and to build retail and other inventories prior to the start of the skiing season and for other cash requirements. As of October 29, 1999, outstanding borrowings under the Senior Credit Facility totaled approximately $23.0 million.

   On November 17, 1999, Northstar consummated the sale to TLH of certain single family development property (the "Unit 7 and 7A Development") for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to Northstar consisted of $6,000,000 in cash and a promissory note (the "Second TLH Note") for a minimum of $1,050,000. The proceeds of the sale were applied against the outstanding borrowings under the Senior Credit Facility in order to provide the Company with additional liquidity for early 1999/00 ski season operations. Under the terms of the Second TLH Note, Northstar will receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) of the resale of the lots within the Unit 7 and 7A Development. The Second TLH
Note is prepayable at any time, and is due on the earlier to occur of January 30, 2001 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, Northstar retained the obligation to complete the scheduled construction of the development in accordance with the tentative site development plan. Northstar has retained an option to repurchase the Unit 7 and 7A Development from TLH. The Company will recognize revenue and related costs of sales for this real estate transaction upon approval of the site development plan, substantial completion of construction and the close of escrow for the sales between TLH and third party buyers.

   The Company had a working capital deficit of $35.4 million (including $23.0 million in outstanding borrowings under the Senior Credit Facility, and excluding $9.9 million of unearned revenue from resort operations which will not require cash spending to settle such liabilities) as of October 29, 1999, which will negatively affect liquidity during 2000.

   The Company generated cash from operating activities of $15.4 million for the year ended October 29, 1999 as compared to $7.6 million for the year ended October 30, 1998. This increase is due primarily to the introduction of new season pass products during the summer of 1999 and reductions in inventories (principally at Waterville Valley due to conversion to a concession arrangement for retail operations for the 1999/00 ski season).

   Cash used in investing activities totaled $18.5 million and $47.7 million for the years ended October 29, 1999 and October 30, 1998, respectively. The results for the 1999 period reflect primarily capital expenditures for property and equipment and real estate held for development and sale, whereas the results for the 1998 period also reflect the acquisition of Loon Mountain.

   Cash provided by financing activities totaled $2.9 million and $40.3 million for the years ended October 29, 1999 and October 30, 1998, respectively. The results for both periods reflect net borrowings and, for the 1998 period, receipt of additional capital contributions to fund the Loon Mountain acquisition and certain planned capital expenditures.

   The Company's capital expenditures for property and equipment for the year ended October 29, 1999 were approximately $14.9 million (including $525,000 of equipment acquired through capital leases and other debt). Subject to availability of capital resources, management anticipates that expenditures for its fiscal 2000 and fiscal 2001 capital programs will be approximately $18 million to $20 million in the aggregate, including approximately $4 million in resort maintenance for each year. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture and borrowings under the Senior Credit Facility.

   There were no significant commitments for future capital expenditures at October 29, 1999. However, the Company has an early buy-out option in January 2000 for the purchase of three high speed detachable quad lifts that were installed at the Summit and Bear Mountain at the start of the 1998/99 ski season. The lifts were obtained under an operating lease arrangement. In the event the early buy-out option is exercised, the Company would be required to pay approximately $5.1 million to purchase the lifts. While the Company is currently involved in negotiations with the lessor for deferment of the early buy-out option, there can be no assurance that it will be able to obtain such deferment on economically viable terms or at all.

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

   With respect to the Company's potential real estate development opportunities, management believes that such efforts would enhance ski-related revenues and contribute independently to earnings. In addition, with respect to significant development projects, the Company anticipates entering into joint venture arrangements that would reduce infrastructure and other development costs. Nonetheless, existing lodging facilities in the vicinity of each resort are believed to be adequate to support current skier volumes and a deferral or curtailment of development efforts is not regarded by management as likely to adversely affect skier days and ski-related revenues or profitability. The Company also believes that its current infrastructure is sufficient, and that development of real estate opportunities is not presently necessary to support its existing operations.

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

   In addition, the Senior Credit Facility and the Indenture each contain covenants that, among other things, significantly limit the Company's ability to obtain additional sources of capital and may affect the Company's liquidity. These covenants restrict the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any other person, or transfer all or substantially all of the assets of the Company. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer.

   The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. The Company's ability to meet these financial covenants may be affected by events beyond its control, and there can be no assurance that the Company will meet those covenants.

   On December 15, 1999, the Company reached an agreement for the proposed sale of certain developmental real estate (the "Joint Venture Development Property"), consisting of approximately 250 acres of land at Northstar, to a newly formed joint venture between the Company and East West Partners, Inc. ("East West"). The Joint Venture Development Property excludes certain single family developmental parcels that the Company anticipates developing on its own, as well as other land held for future development and sale at Northstar. The proposed transaction is subject to a number of significant closing conditions, including (1) required consents and approvals, including those of certain of the Company's creditors and (2) completion of title evaluations and subdivision requirements to effect the transfer of the Joint Venture
Development Property. Further, East West has the right to terminate the transaction prior to January 31, 2000. Under the terms of the proposed transaction, the Company would receive an upfront cash payment ranging from $10 million to $15 million depending on the amount of real estate transferred at the initial closing, the remainder of the upfront cash payment of $15 million upon the subsequent transfer of parcels not transferred at the initial closing, additional payments based on gross sales of the developed real estate as well as a 20% interest in the joint venture. The Company is required to invest $5 million of the upfront cash payment in capital improvements to the Northstar resort. Additionally, in the event the planned transaction with East West is consummated, the Company anticipates using a portion of the proceeds therefrom to repurchase the Unit 7 and 7A Development property from TLH.The Company has retained approval rights over certain components of the master development plan for the proposed development. However, there can be no assurances that the conditions to the transaction will be satisfied or that the transaction will be consummated on the terms described or at all.

   The Company currently has $133.5 million aggregate principal amount of Senior Notes outstanding, which will result in annual cash interest requirements of approximately $16.7 million. The Company expects that cash generated from operations, cash proceeds of planned real estate sales at Northstar and planned divestitures of other real estate and non-strategic assets, together with borrowing availability, will be adequate to fund the interest requirements on the Senior Notes and the Company's other cash operating and debt service requirements over the next twelve months. However, for the year ended October 29, 1999, the Company's ratio of EBITDA before unusual items to interest expense was 1.51, and as of October 29, 1999, the ratio of the Company's total debt to EBITDA before unusual items for the last twelve months was 5.70. For the year ended October 29, 1999, the Company's earnings would have been inadequate to cover fixed charges by $18.8 million. Any decline in the Company's expected operating performance or the failure to sell real estate at Northstar or achieve planned divestitures of other real estate and non-strategic assets, in each case on the terms anticipated, could have a material adverse effect on the Company's financial position and liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell other assets or obtain additional financing. No assurance can be given of the Company's ability to do so or the terms of any such transaction. In addition, the Company would require additional financing for expansion of its existing properties or for future acquisitions, if any. No assurances can be given that any such financing would be available on commercially reasonable terms. See "Forward-Looking Statements" herein.

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

   The Company has conducted an assessment of its information and telecommunications technology ("IT") assets and systems. Substantially all of the Company's IT systems, except for a portion of the Company's ticketing and sales systems, operate using software developed and supported by third party vendors. The Company has completed its program to remedy such third party developed systems, which entailed either modifications to or replacement of certain existing IT systems. The cost of modifications will be expensed as incurred and was not significant. The cost of purchased replacements will be capitalized and is expected to be approximately $700,000, of which $642,000 had been incurred through October 29, 1999.

   In October 1999, the Company completed modifications necessary to make its primary ticketing and sales system year 2000 compliant. The cost of modifications to the ticketing and sales software were expensed as incurred and was performed using primarily existing internal resources. Purchases of replacement hardware were capitalized. The cost of software modifications totaled approximately $155,000. Hardware replacements required capital spending of approximately $25,000.

   The Company has completed a program to ensure that significant vendors and service providers with which it does business are year 2000 compliant. In addition, the Company has conducted an assessment of its operating assets to determine whether there will be any significant year 2000 compliance issues for such assets.

   The Company completed its year 2000 assessments and remediation efforts during December 1999 and has not experienced any significant effects relating to year 2000 issues as of the filing date of this Report. During the remainder of 2000, the Company will continue to monitor its IT systems, ticketing and sales systems, operating assets and vendors for any indications of year 2000 issues. In the event the Company's assessment of the extent of year 2000 issues surrounding its IT systems, operating assets or significant vendors or service providers were to be incorrect, the year 2000 issue could have a material impact on the operations of the Company. The Company has a contingency plan to address the potential of future year 2000 issues in the event its year 2000 compliance program is unsuccessful.

   The cost of the project and the Company's assessment of the extent of year 2000 issues were based on management's best estimates and judgments, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates and expected outcomes will be achieved and actual results could differ materially from those anticipated.

Seasonality

   The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company's results of operations are, in turn, significantly dependent on favorable weather conditions and other factors beyond the Company's control. The Company has sought to mitigate the downside risk of its seasonal business by purchasing paid skier day insurance policies for the 1999/00 ski season. However, these policies would not fully protect the Company against poor weather conditions or other factors that adversely affect the Company's operations.

   During the off-season months of May through October, the Company's resorts typically experience a substantial reduction in labor and utility expense due to the absence of ski operations, but make significant expenditures for maintenance, expansion and capital improvement in preparation for the ensuing ski season.

Forward-Looking Statements

   Except for  historical  matters,  the matters  discussed in Part II, Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to: uncertainty as to future financial results, the substantial leverage and liquidity constraints of the Company, significant operating restrictions under the Company's debt agreements, the capital intensive nature of development of the Company's ski resorts, uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements, demand for and costs associated with real estate development, the discretionary nature of consumers' spending for skiing and resort real estate, regional and national economic conditions, the successful or unsuccessful integration of acquired businesses, weather conditions, natural disasters (such as earthquakes and floods), industry competition, governmental regulation and other risks associated with expansion and development, the adequacy of the water supply at each of the Company's resorts, the occupancy of leased property and property used pursuant to the United States Forest Service permits, and the ability of the Company to make its information technology assets and systems year 2000 compliant and the costs of any modifications necessary in this regard.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

   The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for such risks related to interest rate fluctuations. As of October 29, 1999, the Company had debt outstanding (including the Senior Credit Facility) with a carrying value of $161.0 million and an estimated fair value of $125.6 million.

   Fixed interest rate debt outstanding as of October 29, 1999, which excludes the Senior Credit Facility, was $138 million, carries an average interest rate of approximately 12%, and matures as follows (in thousands):

               2000     2001    2002     2003     2004    Thereafter    Total
               ----     ----    ----     ----     ----    ----------    -----

Senior Notes $    -   $    -  $    -   $    -   $    -     $133,500    $133,500
Other Debt    1,468      504     429      461    1,269          320       4,451
             ------------------------------------------------------------------
             $1,468   $  504  $  429   $  461   $1,269     $133,820    $137,951
             ==================================================================

   The amount of borrowings under the Senior Credit Facility as of October 29, 1999 was approximately $23 million. For purposes of calculating interest, borrowings under the Senior Credit Facility can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) a margin of between 0% and .5%, depending on the level of consolidated EBITDA of the Company and its subsidiaries (as determined pursuant to the Senior Credit Facility), plus (b) the higher of (i) the Agent's base rate or (ii) the federal funds rate plus
 .5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of between 2% and 3%, depending on the level of consolidated EBITDA. As of October 29, 1999, the borrowings outstanding bore interest at 8.25%, pursuant to the Base Rate Loan option.

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

             Name                       Age                Position
----------------------------------     -----      -----------------------------

George N. Gillett, Jr............        61       Chairman of the Board of
                                                  Directors; Chief Executive
                                                  Officer; Assistant Secretary;
                                                  Director of the Company and
                                                  Parent
Christopher P. Ryman.............        48       President, Chief Operating
                                                  Officer and Assistant
                                                  Secretary of the Company;
                                                  President and Assistant
                                                  Secretary of Parent
Elizabeth J. Cole................        39       Executive Vice President,
                                                  Chief Financial Officer,
                                                  Treasurer and Secretary of
                                                  the Company and Parent
Timothy H. Beck..................        49       Executive Vice President,
                                                  Planning of the Company
Timothy M. Petrick...............        44       Executive Vice President,
                                                  Branding of the Company
Brian J. Pope....................        37       Vice President of Accounting
                                                  and Finance, Assistant
                                                  Treasurer and Assistant
                                                  Secretary of the Company;
                                                  Vice President and Assistant
                                                  Secretary of Parent
Julianne Maurer..................        43       Vice President of Marketing
                                                  and Sales of the Company
Mark St. J. Petrozzi.............        40       Vice President of Risk
                                                  Management of the Company
Laura B. Moriarty................        44       Vice President of Human
                                                  Resources of the Company
Sandeep D. Alva..................        38       Director of the Company and
                                                  Parent
Dean C. Kehler...................        43       Director of the Company and
                                                  Parent
Edward Levy......................        37       Director of the Company and
                                                  Parent
Daniel C. Budde..................        38       Director of the Company and
                                                  Parent
Timothy Silva....................        48       General Manager - Northstar
John A. Rice.....................        44       General Manager - Sierra
Brent G. Tregaskis...............        39       General Manager - Bear
                                                  Mountain
Thomas H. Day....................        45       General Manager - Waterville
                                                  Valley
Ted M. Austin....................        39       General Manager - Mt. Cranmore
Chris Nyberg.....................        48       General Manager - Summit
Larry H. Williamson..............        58       General Manager - Grand
                                                  Targhee
Rick F. Kelley...................        45       General Manager - Loon
                                                  Mountain

   George N. Gillett, Jr. Mr. Gillett has been the Chairman of the Board of Directors of the Company since its formation in October 1996 and Chief Executive Officer since February 1997. Mr. Gillett served as Chairman from 1977 until September 1996 of Gillett Holdings, Inc. (which was renamed Vail Resorts, Inc. in 1996). Gillett Holdings, Inc. owned Packerland Packing Company, Inc. until its sale in 1994, the Vail ski resort since 1985 and various media properties, including a controlling interest in SCI Television, Inc. from 1987 until 1993. Since August 1994 he has served as Chairman of Packerland Packing Company, Inc., a meatpacking company based in Green Bay, Wisconsin. Since January 1997, Mr. Gillett has served as Chairman of Corporate Brand Foods America, Inc. a processor and marketer of meat and poultry products based in Houston, Texas. From October 1987 until May 1993,

Mr. Gillett served as Chairman and Chief Executive Officer of SCI Television, Inc. and from May 1993 until May 1996 as President of New World Television, Inc. (renamed from SCI Television, Inc. in 1993). Mr. Gillett filed a petition of voluntary bankruptcy under Chapter 7 of the United States Bankruptcy Code on August 13, 1992 and was discharged from bankruptcy on July 27, 1993. In addition, certain entities for which Mr. Gillett has served as an executive officer or director, including Gillett Holdings, Inc., SCI Television, Inc. and their respective subsidiaries, filed bankruptcy petitions, or had bankruptcy petitions filed against them, in 1991 and 1993 under Chapter 11 of the United States Bankruptcy Code. All of these entities have since been discharged from bankruptcy.

   Christopher P. Ryman. Mr. Ryman became President, Chief Operating Officer and Assistant Secretary of the Company in May 1998. Mr. Ryman was Chief Operating Officer and Senior Vice President of Vail Associates, Inc. from 1995 to May 1998. Prior to that time, from 1992 to 1995, he was Senior Vice President of Mountain Operations at Vail Associates, Inc.

   Elizabeth J. Cole. Ms. Cole has held the positions of Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since May 1998. From May 1995 until May 1998, Ms. Cole worked at Vail Resorts with her most recent position there being that of Vice President, Business Development. Prior to this time Ms. Cole was affiliated with Aurora Capital Partners, a private equity fund. During her employment with Aurora Capital
Partners, she served as the Chief Financial Officer of Petrowax PA, Inc., a manufacturer of petroleum waxes.

   Timothy H. Beck. Mr. Beck has held the position of Executive Vice President, Planning of the Company since July 1997. Prior to this time he served as President of Sno-engineering, Inc. since January 1991.

   Timothy M. Petrick. Mr. Petrick has held the position of Executive Vice President of the Company since May 1997. Prior to this time he served as Vice President and General Manager of K2 North America since July 1992.

   Brian J. Pope. Mr. Pope has held the position of Vice President of Accounting and Finance of the Company since August 1998. In December 1998, Mr. Pope was also named to the positions of Assistant Treasurer and Assistant Secretary of the Company. Prior to August 1998, he served as Senior Manager in the Assurance and Advisory Business Services unit of Ernst & Young LLP.

   Julianne Maurer. Ms. Maurer has held the position of Vice President of Marketing and Sales of the Company since December 1996. Prior to this time she served as Director of Marketing of the Fibreboard Resort Group as well as Director of Marketing for Northstar.

   Mark St. J. Petrozzi. Mr. Petrozzi has held the position of Vice President of Risk Management of the Company since January 1998. Prior to this time Mr. Petrozzi held various management positions with Willis Corroon, a national insurance brokerage and consulting firm.

   Laura B. Moriarty. Ms. Moriarty has held the position of Vice President of Human Resources of the Company since September 1997. Prior to this time Ms. Moriarty was the Training Development Director at Harvey's Resort Casino.

   Sandeep D. Alva. Mr. Alva has been the President of Hancock Mezzanine Investments LLC, a private investment fund established to provide subordinated debt and equity capital to middle market companies and an affiliate of John Hancock Mutual Life Insurance Company ("John Hancock") since 1998. Mr. Alva is also currently a Second Vice President of John Hancock. Mr. Alva has been with John Hancock since 1985, except for 1990/91 when he was a Principal at Joseph, Littlejohn and Levy.

   Dean C. Kehler. Mr. Kehler has been a Managing Director of CIBC Oppenheimer Corp., an affiliate of CIBC WG Argosy Merchant Fund 2, L.L.C. (the "CIBC Merchant Fund") since August 1995, and has investment responsibilities with respect to the CIBC Merchant Fund and the Co-Investment Merchant Fund, LLC ("Co-Investment Fund"). From February 1990 to August 1995, Mr. Kehler was a Managing Director of Argosy Group, L.P., an investment banking firm.

   Edward Levy. Mr. Levy has been a Managing Director of CIBC Oppenheimer Corp., an affiliate of CIBC Merchant Fund since August 1995, and has investment responsibilities with respect to the CIBC Merchant Fund and the Co-Investment Fund. From February 1990 to August 1995, Mr. Levy was a Managing Director of the Argosy Group, L.P., an investment banking firm.

   Daniel C. Budde. Mr. Budde has been with John Hancock since 1989 and currently serves as a Senior Investment Officer with the Bond and Corporate Finance Group. Mr. Budde is responsible for a portfolio of investments, including various mezzanine and private equity transactions.

   Timothy Silva. Mr. Silva has been the General Manager of Northstar since January 1995. Prior to this time he served as Director of Operations of Northstar, since February 1992.

   John A. Rice. Mr. Rice has been the General Manager of Sierra since July 1993. Prior to this time he served as Vice President of Administration of Bear Mountain, Ltd. (the predecessor of Bear Mountain, Inc.) since July 1988.

   Brent G. Tregaskis. Mr. Tregaskis became the General Manager of Bear Mountain in February 1998. Prior to this time he served as Food and Beverage and Facilities Director of Jackson Hole Mountain Resort since July 1996. From 1985 until July 1996, he served in a variety of positions at Snow Summit Mountain Resort, including Profit Centers Manager and General Manager of the Food and Beverage Department.

   Thomas H. Day. Mr. Day has been the General Manager of Waterville Valley since May 1997. Prior to this time he served as Mountain Manager of Waterville Valley since 1986.

   Ted M. Austin. Mr. Austin became the General Manager of Mt. Cranmore in September 1997. Prior to this time he served as Director of Marketing at Sierra since August 1993.

   Chris Nyberg. Mr. Nyberg became the General Manager of the Summit in May 1999. Prior to this time he served at Bombardier Motor Corporation, from 1996 to 1999, as worldwide Vice President of Sales, Service, Parts and Customer Support and, from 1990 to 1996, as Director of Sales and Marketing for North America.

   Larry H. Williamson. Mr. Williamson has held the position of General Manager of Grand Targhee since March 1996. Prior to this time he served as Director of Mountain Operations of Grand Targhee since 1989.

   Rick F. Kelley. Mr. Kelley became the General Manager of Loon Mountain in March 1998. Prior to this time he served as Manager of Operations, Director of Mountain Operations, Director of Skiing Operations, Director of Technical Operations and Director of Maintenance Operations as well as serving in a variety of other positions at Loon Mountain since 1978.

Directors

   All directors of Booth Creek and Parent hold office until the respective annual meeting of stockholders next following their election, or until their successors are elected and qualified. On July 28, 1999, George N. Gillett, Jr., Dean C. Kehler, Sandeep D. Alva, Edward Levy and Daniel C. Budde were elected to serve as the sole members of the Board of Directors of Parent and the Company. George N. Gillett, Jr. was re-appointed as Chairman of the Board of Directors of the Company. See Part III, Item 13. "Certain Relationships and Related Transactions - Stockholders Agreement." No director of Booth Creek or Parent receives compensation for acting in such capacity.

Item 11. Executive Compensation

Compensation of Executive Officers

   The following table sets forth the compensation paid by Booth Creek to (i) its Chairman of the Board and Chief Executive Officer and (ii) each of the four most highly compensated executive officers of the Company in fiscal 1999 (collectively, the "Named Executives"), for services rendered in all capacities to the Company during the periods indicated.

                                  SUMMARY COMPENSATION TABLE

                                              Annual Compensation
                                       ---------------------------------
                                                                 Other          All
                                                                Annual         Other
                                         Salary      Bonus   Compensation   Compensation
Name and Principal Position   Year         ($)        ($)         ($)            ($)
---------------------------  -------   -----------   ------  ------------  ---------------

George N. Gillett, Jr......  1999             -           -             -             -
  Chairman of the Board,     1998             -           -             -             -
  Chief Executive Officer    1997         3,333 (2)       -             -             -
  and Director (1)

Christopher P. Ryman.......  1999       240,000      50,000             -         3,738 (4)
  President, Chief           1998 (3)   103,385      30,000             -             -
  Operating Officer and      1997             -           -             -             -
  Assistant Secretary

Elizabeth J. Cole..........  1999       175,000     100,000             -         4,821 (5)
  Executive Vice President,  1998 (3)    87,500      26,000             -             -
  Chief Financial Officer,   1997             -           -             -             -
  Treasurer and Secretary

Timothy H. Beck............  1999       175,000      35,000             -         7,520 (6)
  Executive Vice President   1998       143,268      45,000             -         4,040 (7)
                             1997 (3)    46,415      16,000             -         1,762 (9)

Timothy M. Petrick.........  1999       175,000       7,500             -         7,875 (4)
  Executive Vice President   1998       175,000      45,000             -         4,192 (8)
                             1997 (3)    87,950      30,625             -         1,837 (9)

----------------------------

(1) Mr. Gillett is the sole shareholder, sole director and Chief Executive Officer of Booth Creek, Inc., which, pursuant to the Management Agreement (as defined), provides the Company with management services. See Part III, Item 13. "Certain Relationships and Related Transactions - Management Agreement with Booth Creek, Inc."
(2) Mr. Gillett was only compensated by the Company during January and February of 1997.
(3) Mr. Ryman, Ms.Cole, Mr. Beck and Mr. Petrick commenced their employment with the Company on May 28, 1998, May 4, 1998, July 1, 1997 and May 1, 1997, respectively. Accordingly, their compensation amounts for such years do not reflect a full year of compensation.
(4)   Consists of a 401(k) matching contribution.
(5) Consists of a 401(k) matching contribution of $2,726 and term life insurance premiums of $2,095.
(6) Consists of a 401(k) matching contribution of $5,755 and term life insurance premiums of $1,765.
(7) Consists of a 401(k) matching contribution of $2,275 and term life insurance premiums of $1,765.
(8) Consists of a 401(k) matching contribution of $2,427 and term life insurance premiums of $1,765.
(9)   Consists of term life insurance premiums.

            AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1999 AND
                     1999 FISCAL YEAR-END OPTION/SAR VALUES

   The following table sets forth, for each of the Executive Officers, certain information concerning the exercise of stock options granted under the BCSG Option Plan described below during fiscal 1999, including the year-end value of unexercised options.

                                                         Number of
                                                        Securities           Value of
                                                        Underlying         Unexercised
                                                       Unexercised         In-the-Money
                            Shares                   Options/SARS at     Options/SARS at
                           Acquired                  Fiscal Year-End,    Fiscal Year-End,
                              on            Value      Exercisable/        Exercisable/
                          Exercise (#)    Realized    Unexercisable       Unexercisable
   Name                       (1)           ($)            (#)                 (2)
------------------------  ------------   ---------   ----------------   -----------------

George N.Gillett, Jr...          -             -           -/-                $-/$-
Timothy M.Petrick .....          -             -          40/60               $-/$-
Timothy H. Beck .......          -             -          32/48               $-/$-
Timothy Silva .........          -             -           4/6                $-/$-
John A. Rice ..........          -             -           4/6                $-/$-

(1)   No options were exercised during the fiscal year ended October 29, 1999.
(2) There is no public market for the shares of common stock underlying the stock options granted pursuant to the BCSG Option Plan. However, the Company has determined that, as of October 29, 1999, the fair market value of the underlying securities is less than the applicable exercise prices under the options.

Parent Stock Options

   Parent has established the Booth Creek Ski Group, Inc. 1997 Stock Option Plan (the "BCSG Option Plan"), pursuant to which options with respect to a maximum of 400 shares of Parent's Class A Common Stock may be granted. Options may be granted under the BCSG Option Plan to executive officers and key employees of the Company at the discretion of the Board of Directors of Parent.

   Under the BCSG Option Plan, Parent has entered into several stock option agreements (each, a "Stock Option Agreement" and collectively, the "Stock Option Agreements") pursuant to which certain executive officers and key employees of the Company (each a "Holder") have been granted options, subject to vesting, to purchase from Parent a specified number of shares of Parent's Class A Common Stock at an exercise price of $500 per share, subject to adjustment under certain circumstances. Each Holder's option vested with respect to 20% of the related shares on the date of grant, and will vest with respect to an additional 20% of the related shares on each of the second, third, fourth and fifth anniversaries of such date. Upon the occurrence of certain events resulting in the termination of such Holder's employment (for example, the Holder's death, disability or for reasons other than for "cause" (as defined in the Stock Option Agreement)) during a year in which vesting would have taken place, such vesting will occur on a monthly, pro rata basis. A Holder's option will become fully vested with respect to all of the related shares upon a "change of control" (as defined in the Stock Option Agreement) or if he terminates his employment within 45 days following certain occurrences relating to the continued control and ownership of Parent by George N. Gillett, Jr. and his family. Upon the termination of the Holder's employment, all of his unvested options will be canceled and, depending on the reason for such termination, certain percentages of his vested options will be canceled. Following any termination of his employment, the Holder must, subject to certain exceptions, exercise his option to purchase shares within 120 days following such termination. In addition, the Holder generally may not exercise his option after 10 years from the date of grant.

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

   To date, Parent has entered into a Stock Option Agreement with, and has granted options to purchase shares of Parent's Class A Common Stock to, each of Timothy M. Petrick, Timothy H. Beck, Timothy Silva and John A. Rice, with respect to 100, 80, 10 and 10 shares, respectively.

Employment and Other Agreements

   The Company is a party to an employment agreement with Timothy M. Petrick, Executive Vice President, Branding of the Company. Mr. Petrick's employment agreement commenced on May 5, 1997 and will expire on April 30, 2002, unless sooner terminated. Under such agreement, Mr. Petrick initially received a base salary of $175,000 per annum, subject to certain increases as Mr. Petrick and the Company may agree. Mr. Petrick will also be entitled to receive a bonus following an initial public offering by the Company and, beginning with the Company's fiscal year 1998, an annual incentive bonus of up to 50% of his base salary based upon the Company's attainment of certain targeted financial, business and personal goals. Under the terms of his employment agreement, Mr. Petrick is eligible to participate in the health, disability and retirement plans offered to other executives of the Company. In addition, pursuant to his agreement, the Company provides Mr. Petrick with a $1,000,000 term life insurance policy, reimburses him for all reasonable and necessary expenses incurred by him in the discharge of his duties and indemnifies him to the maximum extent permitted by Delaware law. In the event that Mr. Petrick is required to relocate his residence due to a relocation of the Company's executive offices (as described in his agreement), the Company shall reimburse Mr. Petrick for certain costs related to such relocation.

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

   The Company is a party to an employment agreement with Timothy H. Beck, Executive Vice President, Planning of the Company. Mr. Beck's employment under such agreement commenced on July 1, 1997 and will expire on June 30, 2002, subject to automatic annual one-year extensions, unless sooner terminated. For the year ended October 29, 1999, Mr. Beck received a base salary of $175,000 per annum, which is subject to annual review and discretionary increase by the Company. Mr. Beck will also be entitled to receive a bonus following an initial public offering by the Company and, beginning with the Company's fiscal year 1998, an annual incentive bonus of up to 50% of his base salary based upon the Company's attainment of certain targeted financial, business and personal goals. Under the terms of his employment agreement, Mr. Beck is entitled to four weeks paid vacation per year and is eligible to participate in the health, disability, retirement, profit sharing, equity award and savings plans offered to other executives of the Company. In addition, pursuant to his agreement, the Company provides Mr. Beck with a $1,000,000 term life insurance policy, reimburses him for all reasonable and necessary expenses incurred by him in the discharge of his duties and indemnifies him to the maximum extent permitted by Delaware law. In the event that the Company requires Mr. Beck to relocate his residence to the community in which the Company's executive offices are located (as described in his agreement), the Company shall reimburse Mr. Beck for certain costs related to such relocation.

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

Compensation Committee Interlocks and Insider Participation

   The Company's compensation policies are determined and executive officer compensation decisions are made by the Board of Directors. Mr. George N. Gillett, Jr. was the sole director of the Company since its formation in October 1996 through July 28, 1999, at which date Sandeep D. Alva, Dean C. Kehler, Edward Levy and Daniel C. Budde were also elected to serve as members of the Board of Directors of the Company. Mr. Gillett is the Chief Executive Officer of the Company and is the sole shareholder, sole director and Chief Executive Officer of Booth Creek, Inc., which provides the Company with management services. Messrs. Kehler and Levy are Managing Directors of CIBC Oppenheimer Corp., which has provided investment banking and financial advisory services to the Company. See Part III, Item 13. "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and
Management

   The Company is a wholly-owned subsidiary of Parent. The following table sets forth information concerning the beneficial ownership of Parent's Common Stock (including Class A Common Stock and Class B Common Stock) as of October 29, 1999 by (i) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock of Parent, (ii) by each director of the Company and each Named Executive and (iii) all directors and executive officers of the Company as a group. Each share of Parent's Class B Common Stock is non-voting (except with respect to certain amendments to the certificate of incorporation and bylaws of Parent and as otherwise required by the General Corporation Law of the State of Delaware) and is convertible into one share of voting Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. All shares are owned with sole voting and investment power, unless otherwise indicated.

   The percentages of beneficial ownership in the accompanying table represents the relative interests assuming that only such individual holder's respective Class B Common Stock or Warrants were converted with respect to the existing number of outstanding Class A or Class B shares.


                                             Parent's Class A        Parent's Class B
                                               Common Stock            Common Stock
                                           Beneficially Owned      Beneficially Owned
                                         ----------------------  ----------------------
           Beneficial Owner                  Shares       %          Shares       %
-------------------------------------    ------------- --------  ------------- --------
Booth Creek Partners Limited II,
  L.L.L.P...............................   4,763.4 (1)     100%      182.9 (2)       3%
6755 Granite Creek Road
Teton Village, Wyoming 83025

John Hancock Mutual Life Insurance
  Company...............................   6,192.9 (3)      57%    6,192.9 (3)      77%
John Hancock Place
200 Clarendon Street
Boston, Massachusetts 02117

CIBC WG Argosy Merchant Fund 2, L.L.C...   2,397.9 (4)      34%    2,397.9 (4)      39%
425 Lexington Avenue, 3rd Floor
New York, New York 10017

George N. Gillett, Jr...................   4,763.4 (5)     100%          -           -
  Chairman of the Board of the Company

Rose Gillett............................   4,763.4 (5)     100%          -           -
6755 Granite Creek Road
Teton Village, Wyoming 83025

Jeffrey J. Joyce........................     687.1 (6)      15%          -           -
1950 Spectrum Circle, Suite 400
Marietta, Georgia 30067

Hancock Mezzanine Partners L.P..........     391.4 (7)       8%      391.4 (7)       7%
John Hancock Place
200 Clarendon Street
Boston, Massachusetts 02117

Co-Investment Merchant Fund, LLC........     266.4 (8)       5%      266.4 (8)       5%
425 Lexington Ave., 3rd Floor
New York, New York 10017

Sandeep D. Alva.........................   6,584.3 (9)      59%    6,584.3 (9)      80%
  Director of the Company and Parent

Daniel C. Budde.........................   6,584.3 (10)     59%    6,584.3 (10)     80%
  Director of the Company and Parent

Dean C. Kehler..........................   2,664.3 (11)     37%    2,664.3 (11)     43%
  Director of the Company and Parent

Edward Levy.............................   2,664.3 (12)     37%    2,664.3 (12)     43%
  Director of the Company and Parent

Christopher P. Ryman....................         -           -           -           -
  President, Chief Operating Officer
  and Assistant Secretary of the
  Company; President and Assistant
  Secretary of Parent

Elizabeth J. Cole.......................         -           -           -           -
  Executive Vice President, Chief
  Financial Officer, Treasurer and
  Secretary of the Company and Parent

Timothy M. Petrick......................        40 (13)      *           -           -
  Executive Vice President, Branding
  of the Company

Timothy H. Beck.........................        32 (14)      *           -           -
  Executive Vice President, Planning
  of the Company

Timothy Silva...........................         4 (15)      *           -           -
  General Manager - Northstar

John A. Rice............................         4 (16)      *           -           -
  General Manager - Sierra

Total Executive Officers and
  Directors as a Group..................    14,092 (17)    100%          -           -

--------------------------
*   Less than 1%.

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

(4) Comprised of 1,478.4 shares of Class B Common Stock of Parent and Warrants to purchase 919.5 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

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

(6) Represents shares of Class A Common Stock of Parent that Mr. Joyce has an option to purchase from Booth Creek Partners Limited II, L.L.L.P. (the "Option") pursuant to that certain Option Letter Agreement dated December 3, 1996 which was amended in connection with the Equity Financing (as defined herein). The Option is exercisable, in whole or in part, at any time on or prior to December 1, 2006 at an initial exercise price equal to $2,066.12 per share, which exercise price shall increase by $55.10 on each December 1. The shares subject to the Option and the per share exercise price are subject to adjustment under certain circumstances, and the obligation of Booth Creek Partners Limited II, L.L.L.P. to sell shares of Class A Common Stock of Parent upon exercise of the Option is subject to compliance with applicable securities laws.

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

(8) Comprised of 164.3 shares of Class B Common Stock of Parent and Warrants to purchase 102.1 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

(9) Represents an aggregate of 3,528.1 shares of Class B Common Stock of Parent and Warrants to purchase 3,056.2 shares of Class B Common Stock of Parent held of record by John Hancock Mutual Life Insurance Company and Hancock Mezzanine Partners L.P. (the "Hancock Entities"). Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. Mr. Alva disclaims beneficial ownership of the securities held by the Hancock Entities.

(10) Represents an aggregate of 3,528.1 shares of Class B Common Stock of Parent and Warrants to purchase 3,056.2 shares of Class B Common Stock of Parent held of record by the Hancock Entities. Each share of

      Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. Mr. Budde disclaims beneficial ownership of the securities held by the Hancock Entities.

(11) Represents an aggregate of 1,642.7 shares of Class B Common Stock of Parent and Warrants to purchase 1,021.6 shares of Class B Common Stock of Parent held of record by CIBC WG Argosy Merchant Fund 2, L.L.C. and Co-Investment Merchant Fund, L.L.C. (the "CIBC Entities"). Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. Mr. Kehler disclaims beneficial ownership of the securities held by the CIBC Entities.

(12) Represents an aggregate of 1,642.7 shares of Class B Common Stock of Parent and Warrants to purchase 1,021.6 shares of Class B Common Stock of Parent held of record by the CIBC Entities. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. Mr. Levy disclaims beneficial ownership of the securities held by the CIBC Entities.

(13) Represents vested shares of Class A Common Stock of Parent that Mr. Petrick has an option to purchase from Parent pursuant to that certain Stock Option Agreement, by and between Parent and Mr. Petrick. See Part III, Item 11. "Executive Compensation - Parent Stock Options."

(14) Represents vested shares of Class A Common Stock of Parent that Mr. Beck has an option to purchase from Parent pursuant to that certain Stock Option Agreement, by and between Parent and Mr. Beck. See Part III, Item
      11. "Executive Compensation - Parent Stock Options."

(15) Represents vested shares of Class A Common Stock of Parent that Mr. Silva has an option to purchase from Parent pursuant to that certain Stock Option Agreement, by and between Parent and Mr. Silva. See Part III, Item
      11. "Executive Compensation - Parent Stock Options."

(16) Represents vested shares of Class A Common Stock of Parent that Mr. Rice has an option to purchase from Parent pursuant to that certain Stock Option Agreement, by and between Parent and Mr. Rice. See Part III, Item
      11. "Executive Compensation - Parent Stock Options."

(17) Represents (i) 4,580.5 shares of Class A Common Stock of Parent and Warrants to purchase 182.9 shares of Class B Common Stock of Parent owned by Booth Creek Partners Limited II, L.L.L.P., of which George N. Gillett, Jr. may be deemed to be the beneficial owner. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share, (ii) 3,528.1 shares of Class B Common Stock of Parent and Warrants to purchase 3,056.2 shares of Class B Common Stock of Parent owned by the Hancock Entities, of which each of Sandeep D. Alva and Daniel C. Budde may be deemed to be the beneficial owners as described in notes (9) and (10) above, (iii) 1,642.7 shares of Class B Common Stock of Parent and Warrants to purchase 1,021.6 shares of Class B Common Stock of Parent owned by the CIBC Entities, of which each of Dean C. Kehler and Edward Levy may be deemed to be the beneficial owners as described in notes (11) and (12) above, (iv) 40 shares of Class A Common Stock of Parent that Timothy M. Petrick has an option to purchase from Parent pursuant to the option described in note
      (13) above,  (v) 32 shares of Class A Common Stock of Parent that Timothy
      H. Beck has an option to purchase from Parent pursuant to the option described in note (14) above, (vi) 4 shares of Class A Common Stock of Parent that Timothy Silva has an option to purchase from Parent pursuant to the option described in note (15) above and (vii) 4 shares of Class A Common Stock of Parent that John A. Rice has an option to purchase from Parent pursuant to the option described in note (16) above. Jeffrey J. Joyce may be deemed to be the beneficial owner of 687.1 of the shares owned by Booth Creek Partners Limited II, L.L.L.P. pursuant to the Option described in note (6) above.

Item 13. Certain Relationships and Related Transactions

The Financing Transactions

   Since its formation in October 1996, the Company has engaged in a series of related transactions for the purpose of raising capital to finance the acquisitions of its resorts. As part of these transactions, (i) in November and December 1996, the Gillett Family Partnership contributed an aggregate of $7.5 million to Parent in exchange for 3,630 shares of Class A Common Stock of Parent; (ii) on November 27, 1996, Parent entered into a Securities Purchase Agreement (as amended and restated on February 26, 1998 and further amended on September 14, 1998, the "Hancock Securities Purchase Agreement") with John Hancock pursuant to which John Hancock purchased for an aggregate consideration of $42.5 million (a) 2,558 shares of Parent's Class B Common Stock (the "Hancock Purchased Common Shares"), (b) warrants (the "Hancock Warrants") to purchase an additional 2,500 shares of Parent's Class B Common Stock (the "Hancock Underlying Shares") and (c) $35.0 million aggregate principal amount of Parent's notes, including the Hancock Option Notes referred to below (the "Hancock Parent Financing Debt"); (iii) on November 27, 1996, Parent entered into a Securities Purchase Agreement (as amended and restated on February 26, 1998 and further amended on September 14, 1998, the "CIBC Merchant Fund Securities Purchase Agreement" and, together with the Hancock Securities
Purchase Agreement, the "Securities Purchase Agreements") with the CIBC Merchant Fund pursuant to which the CIBC Merchant Fund purchased for an aggregate consideration of $6.5 million (a) 512 shares of Parent's Class B Common Stock (the "CIBC Merchant Fund Purchased Common Shares" and, together with the Hancock Purchased Common Shares, the "Purchased Common Shares"), (b) warrants (the "CIBC Merchant Fund Warrants" and, together with the Hancock Warrants, the "Warrants") to purchase an additional 400 shares of Parent's Class B Common Stock (the "CIBC Merchant Fund Underlying Shares" and, together with the Hancock Underlying Shares, the "Underlying Shares") and (c) $5.0 million aggregate principal amount of Parent's notes (the "CIBC Merchant Fund Parent Financing Debt"); and (iv) in December 1996, using the proceeds of the foregoing, Parent made an equity contribution of $40.0 million and a loan of $10.0 million to the Company, which was used to consummate the acquisitions of certain of the Company's resorts (the foregoing transactions are collectively referred to herein as the "Financing Transactions"). The loan from Parent to the Company had terms identical to the Hancock Option Notes and was repaid in connection with the consummation of the Company's offering of $110 million of its 12.5% Senior Notes in March 1997 (the "Note Offering").

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

   In connection with the consummation of the equity financing for the acquisition of Loon Mountain on February 26, 1998 (the "Equity Financing"), (i) the Gillett Family Partnership contributed an aggregate of $1.1 million to Parent in exchange for 536 shares of Class A Common Stock of Parent; (ii) John Hancock purchased for an aggregate consideration of $4.8 million (a) a senior note which has been converted into 378 shares of Parent's Class B Common Stock,
(b) warrants to purchase an additional 295 shares of Parent's Class B Common Stock and (c) $3.7 million aggregate principal amount of Parent's notes (the "1998 Hancock Parent Financing Debt") and (iii) the CIBC Merchant Fund purchased for an aggregate consideration of $4.6 million (a) 361 shares of Parent's Class B Common Stock, (b) warrants to purchase an additional 282 shares of Parent's Class B Common Stock and (c) $3.5 million aggregate principal amount of Parent's notes (the "1998 CIBC Parent Financing Debt").

   On August 11, 1998, John Hancock transferred ownership of 189 shares of Class B Common Stock of Parent and warrants to purchase an additional 147.5 shares of Class B Common Stock of Parent to Hancock Mezzanine Partners L.P.

   The Securities Purchase Agreements were each amended pursuant to a Securities Purchase and Amendment Agreement dated as of September 14, 1998 by and among Parent and the Gillett Family Partnership, John Hancock, CIBC Merchant Fund and Hancock Mezzanine Partners L.P. (an affiliate of John Hancock) whereby: (i) the Gillett Family Partnership contributed an aggregate of $3.5 million to Parent in exchange for 414.5 shares of the Class A Common Stock of Parent, warrants to purchase an additional 182.9 shares of Class B Common stock of Parent and

$2.3 million aggregate principal amount of Parent's notes, (ii) John Hancock contributed an aggregate of $4,678,278 to Parent in exchange for 554 shares of the Class B Common Stock of Parent, warrants to purchase an additional 244.4 shares of Class B Common Stock of Parent, and $3.1 million aggregate principal amount of Parent's notes, (iii) Hancock Mezzanine Partners L.P. contributed an aggregate of $321,722 to Parent in exchange for 38.1 shares of the Class B Common Stock of Parent, warrants to purchase an additional 16.8 shares of Class B Common Stock of Parent, and $210,102 aggregate principal amount of Parent's notes; and (iv) the CIBC Merchant Fund contributed an aggregate of $6.5 million to Parent in exchange for 769.7 shares of the Class B Common Stock of Parent, warrants to purchase an additional 339.6 shares of Class B Common Stock of Parent, and $4.2 million aggregate principal amount of Parent's notes. The
Parent notes issued on February 26, 1998 and September 14, 1998 are collectively referred to herein as "Additional Parent Financing Debt."

   On October 19, 1999, CIBC Merchant Fund transferred ownership of 164.3 shares of Class B Common Stock of Parent and warrants to purchase an additional
102.1 shares of Class B Common Stock of Parent to Co-Investment Merchant Fund, LLC.

   The Securities Purchase Agreements, which govern the Parent Financing Debt and the Additional Parent Financing Debt, contain financial covenants relating to the maintenance of ratios of (a) consolidated total debt to consolidated cash flow, (b) consolidated cash flow to consolidated fixed charges and (c) consolidated cash flow to consolidated interest charges. The Securities Purchase Agreements also contain restrictive covenants pertaining to the management and operation of Parent and its subsidiaries, including the Company. The covenants include, among others, significant limitations on discounts or sales of receivables, funded debt and current debt, dividends and other stock payments, redemption, retirement, purchase or acquisition of equity interests in Parent and its subsidiaries, transactions with affiliates, investments, liens, issuances of stock, asset sales, acquisitions, mergers, fundamental corporate changes, tax consolidation, modifications of certain documents and leases. The Securities Purchase Agreements further required that all of the issued and outstanding common stock of Booth Creek be pledged upon consummation of the Note Offering to secure the Parent Financing Debt and provide that Parent shall cause Booth Creek to pay cash dividends to Parent in the maximum amount permitted by law, subject to restrictions contained in the Company's debt agreements, in order to satisfy Parent's interest payment obligations under the Parent Financing Debt and the Additional Parent Financing Debt.

   The Securities Purchase Agreements provide for events of default customary in agreements of this type, including: (i) failure to make payments when due;
(ii) breach of covenants; (iii) bankruptcy defaults; (iv) breach of representations or warranties in any material respect when made; (v) default by Parent or any of its subsidiaries under any agreement relating to debt for borrowed money in excess of $1.0 million in the aggregate; (vi) final judgments for the payment of money against Parent or any of its subsidiaries in excess of $1.0 million in the aggregate; (vii) ERISA defaults; (viii) any operative document ceasing to be in full force and effect; (ix) any enforcement of liens against Parent or any of its subsidiaries; and (x) a change of control of Parent. The Securities Purchase Agreements also contain financial and operating covenants, and other provisions customary for agreements of this type. As of October 29, 1999, Parent was in default of certain provisions of the Securities Purchase Agreements, which defaults had not been cured or waived as of the filing date of this Report.

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

Stockholders Agreement

   In connection with the consummation of the Financing Transactions, Parent, the Gillett Family Partnership, John Hancock and the CIBC Merchant Fund entered into a Stockholders Agreement dated November 27, 1996, and which was amended and restated of February 26, 1998 and further amended on August 5, 1998 (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, the Board of Directors of Parent shall consist of three individuals selected by the Gillett Family Partnership and two individuals designated by John Hancock. The Board of Directors of Parent and the Company currently consists of George N. Gillett, Jr., Sandeep D. Alva, Dean C.

Kehler, Edward Levy and Daniel C. Budde. See Part III, Item 10. "Directors and Executive Officers of the Registrant - Directors." Without the consent of John Hancock and the CIBC Merchant Fund (or their respective transferees) (collectively, the "Institutional Investors"), neither Parent nor any subsidiary of Parent, including the Company, may issue any equity securities except, in the case of Parent, for certain enumerated permitted issuances and, in the case of any subsidiary of Parent, issuances to Parent or to any wholly-owned subsidiary of Parent. With respect to issuance of equity securities of Parent requiring the approval of the Institutional Investors, the Institutional Investors also are entitled to certain preemptive rights. In addition, the Stockholders Agreement provides that neither Parent nor any of its subsidiaries, including the Company, may acquire any assets or business from any other person (other than inventory and equipment in the ordinary course of business) without the consent of the Required Institutional Investors (as defined in the Stockholders Agreement).

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

Sale of Real Estate to Trimont Land Holdings, Inc.

   On July 28, 1999, Northstar consummated the sale of the property comprising Phases 4 and 4A of the Big Springs development to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations of the Company." The financing for TLH's purchase of the property from Northstar was provided by John Hancock pursuant to certain senior secured notes due January 15, 2001, which bear interest at LIBOR plus 1.5%, payable quarterly.

Initial Offering

   CIBC Oppenheimer Corp. was the Initial Purchaser in the Note Offering and in the offering of $17.5 million of Senior Notes in connection with the Loon Mountain acquisition and received customary compensation in such capacity. In addition, CIBC Oppenheimer Corp. acted as a financial advisor to the Company with respect to the Senior Note consent solicitation undertaken in conjunction with the Loon Mountain acquisition. In connection therewith, the Company reimbursed CIBC Oppenheimer Corp. for its out-of-pocket expenses and provided customary indemnification.

   CIBC Oppenheimer Corp. is an affiliate of Canadian Imperial Bank of Commerce, which was the lender for certain bridge financing provided to the Company in 1996, and is an affiliate of the CIBC Merchant Fund, which owns 1,478.4 shares, and Warrants to acquire an additional 919.5 shares, of Class B Common Stock of Parent and $11.2 million aggregate principal amount of notes issued by Parent. Additionally, the Co-Investment Fund, an affiliate of CIBC Oppenheimer Corp., owns 164.3 shares, and Warrants to acquire an additional 102.1 shares, of Class B Common Stock of Parent and $1.6 million aggregate principal amount of notes issued by Parent. Dean C. Kehler and Edward Levy, each of whom is a Managing Director of CIBC Oppenheimer Corp. and has investment responsibilities with respect to the CIBC Merchant Fund and the Co-Investment Fund, serves on the Board of Directors of Parent and the Company.

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

   Under the terms of the Management Agreement, the Company provides customary indemnification, reimburses certain costs and owes the Management Company an annual management fee of $350,000 plus an operating bonus (the "Operating Bonus") (not to exceed $400,000) equal to 2.5% of the excess of Consolidated EBITDA (as defined below) for such year over $25 million. Booth Creek pays the Management Company certain permitted reimbursable costs.

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

   Certain obligations of Booth Creek to make payments under the Management Agreement are subject to the provisions of the Securities Purchase Agreements (described herein under "- The Financing Transactions"). Booth Creek may make payments under the Management Agreement so long as (i) both at the time of making such payments and after giving effect thereto, no default or event of default shall have occurred and be continuing under the Securities Purchase Agreements and (ii) the aggregate amount of such management fees paid during any fiscal year of the Parent shall not exceed the lesser of (1) $750,000 and
(2) the sum of (x) $350,000 plus (y) 2.5% of Consolidating EBITDA in excess of $25,000,000 for the then most recently completed fiscal year of Parent. Management fees that are not permitted to be paid due to the creation of a default or event of default under the Securities Purchase Agreements will accrue without interest and may be paid at such time as no default or event of default shall exist. Certain defaults currently exist under the Securities Purchase Agreements. The Management Company has agreed to the deferral of management fees payable under the Management Agreement. Since June

1999, such fees will be accrued without interest and be payable by Parent upon the prior payment in full of the indebtedness incurred under the Securities Purchase Agreements.

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

   The Management Agreement will terminate automatically upon consummation of a sale of all or substantially all of the assets or stock of Parent and its subsidiaries on a consolidated basis, and may be terminated earlier for cause by either Booth Creek or the Management Company.

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

          ****3.26 Amended and Restated Articles of Incorporation of Loon Mountain Recreation Corporation.

          ****3.27 Amended and Restated Bylaws of Loon Mountain Recreation Corporation.

          ****3.28 Amended and Restated Articles of Incorporation of Loon Realty Corp.

          ****3.29    Amended and Restated Bylaws of Loon Realty Corp.

          ****3.30    Bylaws of LMRC Holding Corp.

              *4.1 Indenture dated as of March 18, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts, Inc., Grand Targhee Incorporated, B-V Corporation, Targhee Company and Targhee Ski Corp., as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland
                      Bank), as trustee (including the form of 12 1/2% Senior Note due 2007 and the form of Guarantee).

              *4.2 Supplemental Indenture No. 1 to Indenture dated as of April 25, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts, Inc., Grand Targhee Incorporated, B-V Corporation, Targhee Company and Targhee Ski Corp., as Subsidiary Guarantors, HSBC Bank USA (formerly Marine Midland Bank), as trustee.

              +4.3 Supplemental Indenture No. 2 to Indenture dated as of February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts, Inc, Grand Targhee Incorporated, B-V Corporation, Targhee Company and Targhee Ski Corp, as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland Bank), as Trustee.

              +4.4 Supplemental Indenture No. 3 to Indenture dated as of February 26, 1998, by and among Booth Creek Ski Holdings, Inc., as Issuer, LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp., as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland Bank), as Trustee.

          +++++4.5 Supplemental Indenture No. 4 to Indenture dated as of October 8, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Booth Creek Ski Acquisition, Inc. and HSBC Bank USA (formerly Marine Midland Bank), as Trustee.

              +4.6 Securities Purchase Agreement, dated as of February 23, 1998, by and among Booth Creek Ski Holdings, Inc., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, B-V Corporation, Targhee Company, Targhee Ski Corp., LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp and CIBC Oppenheimer Corp.

          +++++4.7 Amended and Restated Securities Purchase Agreement, dated as of September 14, 1998, among Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc., the Subsidiary Guarantors as defined therein and each of John Hancock Mutual Life Insurance Company, CIBC WG Argosy Merchant Fund 2, L.L.C. and Hancock Mezzanine Partners L.P.

         +++++10.1    Amended and Restated Credit Agreement dated as of October
                      30,  1998 among  Booth Creek Ski  Holdings,  Inc.,  Booth
                      Creek  Ski  Acquisition  Corp.,   Trimont  Land  Company,
                      Sierra-at-Tahoe,  Inc., Bear Mountain,  Inc.,  Waterville
                      Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc.,
                      Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding
                      Corp.,  Loon  Mountain   Recreation   Corporation,   Loon
                      Mountain Realty Corp. and BankBoston, N.A.

         *****10.2    Waiver   Agreement   dated  March  12,  1999,  to  Credit
                      Agreement  dated as of October 30, 1998 among Booth Creek
                      Ski Holdings,  Inc.,  Booth Creek Ski Acquisition  Corp.,
                      Trimont  Land  Company,   Sierra-at-Tahoe,   Inc.,   Bear
                      Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount
                      Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee
                      Incorporated,   LMRC   Holding   Corp.,   Loon   Mountain
                      Recreation Corporation, Loon Realty Corp. and BankBoston,
                      N.A.

        ******10.3    First  Amendment  dated  May 18,  1999,  to  Amended  and
                      Restated Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski
                      Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe,
                      Inc., Bear Mountain,  Inc., Waterville Valley Ski Resort,
                      Inc., Mount Cranmore Ski Resort,  Inc., Ski Lifts,  Inc.,
                      Grand  Targhee  Incorporated,  LMRC Holding  Corp.,  Loon
                      Mountain  Recreation  Corporation,  Loon Realty Corp. and
                      BankBoston, N.A.

        ******10.4    Waiver  Agreement  dated June 14,  1999,  to Amended  and
                      Restated Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski
                      Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe,
                      Inc., Bear Mountain,  Inc., Waterville Valley Ski Resort,
                      Inc., Mount Cranmore Ski Resort,  Inc., Ski Lifts,  Inc.,
                      Grand  Targhee  Incorporated,  LMRC Holding  Corp.,  Loon
                      Mountain  Recreation  Corporation,  Loon Realty Corp. and
                      BankBoston, N.A.

             *10.5 Purchase and Sale Agreement dated as of August 30, 1996 by and between Waterville Valley Ski Area, Ltd., Cranmore, Inc., American Skiing Company and Booth Creek Ski Acquisition Corp.

             *10.6 Subordinated Promissory Note dated November 27, 1996 issued by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc. to American Skiing Company.

             *10.7 Stock Purchase and Indemnification Agreement dated as of November 26, 1996 among Booth Creek Ski Holdings, Inc., Fibreboard Corporation, Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc.

             *10.8 Escrow Agreement dated December 3, 1996 by and among Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

             *10.9    Purchase  Agreement  dated  February 11, 1997 among Booth
                      Creek Ski Holdings, Inc., Grand Targhee Incorporated, Moritz O. Bergmeyer and Carol Mann Bergmeyer.

            *10.10 Promissory Note dated February 11, 1997 issued by Grand Targhee Incorporated to Booth Creek Ski Holdings, Inc.

            *10.11 Stock Purchase Agreement dated as of February 21, 1997 by and between Booth Creek Ski Holdings, Inc., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden,
                      individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund, and David R. Moffett, as representative.

            *10.12 Preferred Stock Purchase Agreement dated as of February 21, 1997 by and between DRE, L.L.C., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and David R. Moffett, as representative.

            *10.13 Management Agreement dated as of November 27, 1996 by and between Booth Creek Ski Holdings, Inc. and Booth Creek, Inc.

            *10.14 Ski Area Term Special Use Permit No. 4002/01 issued by the United States Forest Service to Waterville Valley Ski Resort, Inc.

            *10.15 Ski Area Term Special Use Permit No. 5123/01 issued by the United States Forest Service to Bear Mountain, Inc.

            *10.16    Ski Area Term  Special Use Permit No.  4033/01  issued by
                      the  United  States  Forest   Service  to  Grand  Targhee
                      Incorporated.

            *10.17 Ski Area Term Special Use Permit No. 4127/09 issued by the United States Forest Service to Ski Lifts, Inc.

            *10.18 Annual Special Use Permit Nos. 4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

           ++10.19    Ski Area Term  Special Use Permit No.  4031/01  issued by
                      the  United  States  Forest   Service  to  Loon  Mountain
                      Recreation Corporation.

           ++10.20 Amendment Number 2 for Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

           ++10.21 Amendment Number 5 for Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

       ++++++10.22    Ski Area Term  Special  Use Permit No. 4186 issued by the
                      United States Forest Service to Sierra-at-Tahoe, Inc.

         ****10.23    Employment  Agreement  dated as of July 1,  1997,  by and
                      between  Booth Creek Ski  Holdings,  Inc.  and Timothy H.
                      Beck.

          ***10.24 Employment Agreement dated May 5, 1997 by and between Booth Creek Ski Holdings, Inc. and Timothy M. Petrick.

          ***10.25 Stock Option Agreement dated as of October 1, 1997 between Booth Creek Ski Group, Inc. and Timothy M. Petrick.

          +++10.26 Stock Option Agreement by and between Booth Creek Ski Group, Inc. and Timothy Silva.

        +++++10.27    Stock  Option  Agreement  by and between  Booth Creek Ski
                      Group, Inc. and Timothy H. Beck.

        +++++10.28    Stock  Option  Agreement  by and between  Booth Creek Ski
                      Group, Inc. and John A. Rice.

         +++++21.1    Subsidiaries of the Registrant.

        ++++++27.1    Financial Data Schedule.

----------------------------

* Filed with Registration Statement on Form S-4 (Reg. No. 333-26091) and incorporated herein by reference.

** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended August 1, 1997 and incorporated herein by reference.

*** Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1997 and incorporated herein by reference.

**** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 30, 1998 and incorporated herein by reference.

***** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 29, 1999 and incorporated herein by reference.

****** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 1999 and incorporated herein by reference.

+ Filed with the Company's Current Report on Form 8-K dated February 26, 1998 and incorporated herein by reference.

++ Filed with Registration Statement on Form S-4 (Reg. No. 333-48619) and incorporated herein by reference.

+++ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 1, 1998 and incorporated herein by reference.

++++ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended July 31, 1998 and incorporated herein by reference.

+++++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 30, 1998 and incorporated herein by reference.

++++++   Filed herewith as an Exhibit to this Form 10-K.

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Truckee, State of California, as of January 18, 2000.


                                    BOOTH CREEK SKI HOLDINGS, INC.
                                    (Registrant)


                                    By:    /s/ CHRISTOPHER P. RYMAN
                                        ----------------------------------
                                           Christopher P. Ryman
                                          President and Chief Operating
                                            Officer


                                    By:    /s/ ELIZABETH J. COLE
                                        ----------------------------------
                                           Elizabeth J. Cole
                                          Executive Vice President and
                                            Chief Financial Officer
                                          (Principal Financial Officer)


                                    By:    /s/ BRIAN J. POPE
                                        ----------------------------------
                                           Brian J. Pope
                                          Vice President of Accounting
                                            and Finance (Principal
                                            Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of the dates indicated.


          Signature                      Title                    Date
          ---------                      -----                    ----

 /s/ GEORGE N. GILLETT, JR.      Chairman of the Board of    January 18, 2000
-----------------------------    Directors and Chief
   George N. Gillett, Jr.        Executive Officer


     /s/ SANDEEP D. ALVA         Member of the Board of      January 18, 2000
-----------------------------     Directors
       Sandeep D. Alva


     /s/ DEAN C. KEHLER          Member of the Board of      January 18, 2000
-----------------------------     Directors
       Dean C. Kehler


       /s/ EDWARD LEVY           Member of the Board of      January 18, 2000
-----------------------------     Directors
         Edward Levy


     /s/ DANIEL C. BUDDE         Member of the Board of      January 18, 2000
-----------------------------     Directors
       Daniel C. Budde


  /s/ CHRISTOPHER P. RYMAN       President and Chief         January 18, 2000
-----------------------------     Operating Officer
    Christopher P. Ryman


    /s/ ELIZABETH J. COLE        Executive Vice President    January 18, 2000
-----------------------------     and Chief Financial
      Elizabeth J. Cole           Officer (Principal
                                  Financial Officer)


      /s/ BRIAN J. POPE          Vice President of           January 10, 2000
-----------------------------     Accounting and Finance
        Brian J. Pope             (Principal Accounting
                                  Officer)

                         BOOTH CREEK SKI HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K
                         INDEX OF FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Report of Independent Auditors...........................................   F-2
Consolidated Balance Sheets..............................................   F-3
Consolidated Statements of Operations....................................   F-4
Consolidated Statements of Shareholder's Equity..........................   F-5
Consolidated Statements of Cash Flows....................................   F-6
Notes to Consolidated Financial Statements...............................   F-7

                         REPORT OF INDEPENDENT AUDITORS


Booth Creek Ski Holdings, Inc.

   We have audited the accompanying consolidated balance sheets of Booth Creek Ski Holdings, Inc. as of October 29, 1999 and October 30, 1998, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended October 29, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booth Creek Ski Holdings, Inc. at October 29, 1999 and October 30, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 29, 1999 in conformity with generally accepted accounting principles.



                                                          /s/ ERNST & YOUNG LLP



Sacramento, California
December 17, 1999

                         BOOTH CREEK SKI HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                       October 29,   October 30,
                                                          1999          1998
                                                       ----------    ----------

                  ASSETS

Assets
Current assets:
  Cash ............................................     $     461     $     625
  Accounts receivable, net of allowance
   of $65 and $54, respectively ...................         1,709         1,573
  Insurance proceeds receivable ...................         1,799             -
  Inventories .....................................         2,786         4,370
  Prepaid expenses and other current assets .......         1,032         1,377
                                                        ---------     ---------
Total current assets ..............................         7,787         7,945

Property and equipment, net .......................       152,316       156,469

Real estate held for development and sale .........         8,851        10,155

Deferred financing costs, net of accumulated
  amortization of $3,078 and $1,985, respectively..         6,071         6,649

Timber rights and other assets ....................         7,246         7,428

Goodwill, net of accumulated amortization
  of $6,581 and $4,190, respectively ..............        28,075        29,900
                                                        ---------     ---------
Total assets ......................................     $ 210,346     $ 218,546
                                                        =========     =========


   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Senior credit facility ..........................     $  23,035     $  17,143
  Current portion of long-term debt ...............         1,468         1,785
  Accounts payable and accrued liabilities ........        28,593        22,110
                                                        ---------     ---------
Total current liabilities .........................        53,096        41,038

Long-term debt ....................................       136,483       137,352

Other long-term liabilities .......................            50           145

Commitments and contingencies

Preferred stock of subsidiary; 28,000 shares
  authorized, 17,000 shares issued and
  outstanding at October 29, 1999
  (21,000 shares at October 30, 1998);
  liquidation preference and redemption
  value of $2,133 at October 29, 1999 .............         2,133         2,634

Shareholder's equity:
  Common stock, $.01 par value; 1,000
   shares authorized, issued and outstanding ......             -             -
  Additional paid-in capital ......................        72,000        72,000
  Accumulated deficit .............................       (53,416)      (34,623)
                                                        ---------     ---------
Total shareholder's equity ........................        18,584        37,377
                                                        ---------     ---------
Total liabilities and shareholder's equity ........     $ 210,346     $ 218,546
                                                        =========     =========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                      Year Ended
                                        ---------------------------------------
                                        October 29,   October 30,   October 31,
                                           1999          1998          1997
                                        -----------   -----------   -----------

Revenue:
  Resort operations .................    $ 112,980     $  97,248     $  68,136
   Real estate and other ............       12,744         7,608         3,671
                                         ---------     ---------     ---------
Total revenue .......................      125,724       104,856        71,807

Operating expenses:
  Cost of sales - resort
   operations .......................       74,404        61,325        44,624
  Cost of sales - real estate
   and other ........................        5,244         4,671         2,799
  Depreciation and depletion ........       19,320        15,515         9,728
  Amortization of goodwill and
   other intangible assets ..........        2,430         2,237         1,953
  Selling, general and
   administrative expense ...........       22,571        19,645        13,719
  Unusual items, net ................          487             -             -
                                         ---------     ---------     ---------
Total operating expenses ............      124,456       103,393        72,823
                                         ---------     ---------     ---------
Operating income (loss) .............        1,268         1,463        (1,016)

Other income (expense):
  Interest expense ..................      (18,707)      (17,510)      (13,269)
  Amortization of deferred
  financing costs ...................       (1,093)       (1,203)       (1,809)
  Other income (expense) ............          (43)          (20)          166
                                         ---------     ---------     ---------
  Other income (expense), net .......      (19,843)      (18,733)      (14,912)
                                         ---------     ---------     ---------
Loss before income taxes, minority
  interest and extraordinary item ...      (18,575)      (17,270)      (15,928)
Income tax benefit ..................            -             -         1,728
                                         ---------     ---------     ---------
Loss before minority interest
  and extraordinary item ............      (18,575)      (17,270)      (14,200)
Minority interest ...................         (218)         (260)         (229)
                                         ---------     ---------     ---------
Loss before extraordinary item ......      (18,793)      (17,530)      (14,429)

Extraordinary loss on early
  retirement of debt ................            -             -        (2,664)
                                         ---------     ---------     ---------
Net loss ............................    $ (18,793)    $(17,530)      $(17,093)
                                         =========     =========     =========

                            See accompanying notes.

                                        BOOTH CREEK SKI HOLDINGS, INC.

                              CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                    (In thousands, except shares)


                                                                Note
                              Common Stock     Additional    Receivable
                           ------------------    Paid-in        from      Accumulated
                            Shares     Amount    Capital     Shareholder    Deficit      Total
                           --------   -------  -----------   -----------  -----------   --------

Initial capitalization
  and balance at October
  31, 1996 .............      1,000   $     -   $        2   $        (2) $         -   $      -
Payment received on
  shareholder note
  receivable ...........          -         -            -             2            -          2
Capital contributions ..          -         -       46,498             -            -     46,498
Net loss ...............          -         -            -             -      (17,093)   (17,093)
                           --------   -------   ----------   -----------  -----------   --------
Balance at October 31,
  1997 .................      1,000         -       46,500             -      (17,093)    29,407
Capital contributions ..          -         -       25,500             -           -      25,500
Net loss ...............          -         -            -             -      (17,530)   (17,530)
                           --------   -------   ----------   -----------   ----------   --------
Balance at October 30,
1998 ...................      1,000         -       72,000             -      (34,623)    37,377
Net loss ...............          -         -            -             -      (18,793)   (18,793)
                           --------   -------   ----------   -----------   ----------   --------
Balance at October 29,
1999 ...................      1,000   $     -   $   72,000   $         -   $  (53,416)  $ 18,584
                           ========   =======   ==========   ===========   ==========   ========

                                        See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Year Ended
                                           ------------------------------------
                                           October 29,  October 30,  October 31,
                                              1999         1998         1997
                                           ----------   ----------   ----------
Cash flows from operating
  activities:
Net loss ...............................   $ (18,793)   $ (17,530)   $ (17,093)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
   Depreciation and depletion ..........      19,320       15,515        9,728
   Amortization of goodwill and
    other intangible assets ............       2,430        2,237        1,953
   Noncash cost of real estate sales....       4,743        3,721        2,237
   Amortization of deferred
    financing costs ....................       1,093        1,203        1,809
   Deferred income tax benefit .........           -            -       (1,548)
   Minority interest ...................         218          260          229
   Extraordinary loss on early
    retirement of debt .................           -            -        2,664
   Changes in operating assets and
    liabilities, net of acquisitions:
      Accounts receivable ..............        (136)         279         (914)
      Insurance proceeds receivable ....      (1,799)           -            -
      Inventories ......................       1,584         (785)       1,115
      Prepaid expenses and other
       current assets ..................         345          103          303
      Accounts payable and accrued
       liabilities .....................       6,483        2,707        1,003
      Other long-term liabilities ......         (95)        (151)          66
                                           ---------    ---------    ---------
Net cash provided by operating
  activities ...........................      15,393        7,559        1,552

Cash flows from investing activities:
Acquisition of businesses ..............        (726)     (30,211)    (142,028)
Capital expenditures for property
  and equipment .........................    (14,342)     (15,500)      (9,459)
Capital expenditures for real estate
  held for development and sale .........     (3,439)      (1,717)         (72)
Other assets ...........................           3         (290)      (1,126)
                                           ---------    ---------    ---------
Net cash used in investing
  activities ...........................     (18,504)     (47,718)    (152,685)

Cash flows from financing activities:
Net borrowings under senior credit
  facility .............................       5,892        2,143       15,000
Proceeds of long-term debt .............           -       17,500      216,000
Principal payments of long-term debt ...      (1,711)      (2,218)    (114,827)
Deferred financing costs ...............        (515)      (1,623)     (10,703)
Purchase of preferred stock of
  subsidiary and payment of dividends...        (719)        (980)        (375)
Payment received on shareholder
  note receivable ......................           -            -            2
Capital contributions ..................           -       25,500       46,498
                                           ---------    ---------    ---------
Net cash provided by financing
  activities ...........................       2,947       40,322      151,595
                                           ---------    ---------    ---------
Increase (decrease) in cash ............        (164)         163          462
Cash at beginning of year ..............         625          462            -
                                           ---------    ---------    ---------
Cash at end of year ....................   $     461    $     625    $     462
                                           =========    =========    =========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 29, 1999

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

   Booth Creek Ski Holdings, Inc. ("Booth Creek") was organized on October 8, 1996 in the State of Delaware for the purpose of acquiring and operating various ski resorts, including Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe ("Sierra"), Bear Mountain, Waterville Valley, Mt. Cranmore, the Summit at Snoqualmie (the "Summit"), Grand Targhee and Loon Mountain. Booth Creek also conducts certain real estate development activities, primarily at Northstar.

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

   Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

Reporting Periods

   The Company's reporting periods end on the Friday closest to the end of each month. Fiscal 1999, 1998 and 1997 were all 52 week years.

Business and Principal Markets

   Northstar is a year-round destination resort including ski and golf facilities. Sierra is a regional ski area which attracts both day and destination skiers. Both Northstar and Sierra are located near Lake Tahoe, California. Bear Mountain is primarily a day ski area located approximately two hours from Los Angeles, California. Waterville Valley, Mt. Cranmore and Loon Mountain are regional ski areas attracting both day and destination skiers, and are located in New Hampshire. The Summit is located in Northwest Washington and is a day ski area. Grand Targhee is a destination ski resort located in Wyoming.

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

Cash

   Included in cash at October 29, 1999 and October 30, 1998 is restricted cash of $334,000 and $533,000, respectively, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

                         BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Inventories

   Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                                 October 29,     October 30,
                                                    1999            1998
                                                 ----------      ----------
                                                        (In thousands)

      Retail products .....................         $1,888         $3,199
      Supplies ............................            647            916
      Food and beverage ...................            251            255
                                                    ------         ------
                                                    $2,786         $4,370
                                                    ======         ======

Property and Equipment

   Property and equipment are stated at cost. Depreciation is provided on the straight-line method based upon the estimated service lives, which are as follows:

      Land improvements...........................       20 years
      Buildings and improvements..................       20 years
      Lift equipment..............................       15 years
      Other machinery and equipment...............  3 to 15 years

   Amortization of assets recorded under capital leases is included in depreciation expense.

Real Estate Activities

   The Company capitalizes as real estate held for development and sale the original acquisition cost (or appraised value in connection with purchase business combinations), direct construction and development costs, and other related costs. Property taxes, insurance and interest incurred on costs related to real estate under development are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. Land costs and other common costs incurred prior to construction are allocated to each land parcel benefited. Construction related costs are allocated to individual units in each development phase using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects for the years ended October 29, 1999 and October 30, 1998 was $169,000 and $162,000, respectively (none for the year ended October 31, 1997).

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

                         BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Costs of Computer Software Developed or Obtained for Internal Use

   In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, which has been adopted prospectively by the Company as of October 31, 1998, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed development, production and maintenance costs associated with computer software developed for internal use. The adoption of SOP 98-1 did not have a significant impact on the net loss for the year ended October 29, 1999.

Long-Lived Assets

   The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets, goodwill and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of October 29, 1999, except for certain technology related projects for which impairment charges have been provided for (Note 2), management believes that there has not been any impairment of the Company's long-lived assets or goodwill.

Fair Value of Financial Instruments

   The fair value of amounts outstanding under the Company's Senior Credit Facility approximates book value, as the interest rate on such debt generally varies with changes in market interest rates. The fair value of the Company's Senior Notes was approximately $98 million and $124 million at October 29, 1999 and October 30, 1998, respectively, which is based on the market price of such debt.

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

Advertising Costs

   The production cost of advertisements is expensed when the advertisement is initially released. The cost of professional services for advertisements, sales campaigns, promotions, and public relations is expensed when the services are rendered. The cost of brochures and other marketing collateral is expensed over the ski season. Advertising expenses for the years ended October 29, 1999, October 30, 1998 and October 31, 1997 were $3,525,000, $3,193,000 and
$1,983,000, respectively.

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

Comprehensive Income

   Statement   of   Financial   Accounting   Standards   No.  130,   "Reporting
Comprehensive Income" ("SFAS No. 130") requires that comprehensive income and its components, as defined in the pronouncement, be reported within the consolidated financial statements of the Company. The Company adopted SFAS No. 130 during the year ended October 30, 1998. As of and for the years ended October 29, 1999 and October 30, 1998, the Company does not have any transactions that would necessitate disclosure of comprehensive income.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Unusual Items

   During the fourth quarter of fiscal 1999, the Company recorded the following unusual items:

                                                              (In thousands)
   Unusual Gains and (Losses):
    Gain on involuntary conversion of restaurant
      facility .........................................          $ 1,300
    Impairment charges for technology projects that will
      not be pursued....................................             (524)
    Severance...........................................             (340)
    Write-off of business pursuit costs.................             (482)
    Environmental reserves..............................             (216)
    Inventory obsolescence upon conversion of retail
      operations at Waterville Valley to a
       concessionaire arrangement.......................             (225)
                                                                  --------
    Unusual items, net..................................          $  (487)
                                                                  ========

   On February 26, 1999, the Company experienced an electrical fire which destroyed the restaurant facility located at the peak of Northstar's ski terrain. Upon the consummation of negotiations with its insurer in the fourth quarter of fiscal 1999, the Company recorded a gain of $1,300,000 for the difference between the net book value of the facility and contents and the amount of insurance proceeds expected to be received. The Company's insurance policies also provide coverage for earnings lost as a result of the fire, as well as reimbursement of costs incurred in mitigating the operating impacts of the fire. Operating income for the year ended October 29, 1999 includes business interruption proceeds of $206,000. As a result of this coverage, the Company does not believe that the fire will have a material impact on the Company's results of operations.

                         BOOTH CREEK SKI HOLDINGS, INC.

2. Unusual Items - (Continued)

   The Company has recorded a charge of $524,000 for certain technology related projects that it will no longer be pursuing.

   The Company has recorded reserves of $340,000 for severance and other benefit arrangements and $482,000 for costs of various business transactions that will no longer be pursued.

   The Company has recorded a charge of $216,000 to  investigate  and remediate soils and groundwater contamination resulting from prior and existing underground storage tanks at one of its facilities. Based on currently known facts, the Company does not believe that the ultimate resolution of this matter will have a material affect on the Company's financial condition or future results of operations.

   The Company has converted its retail operations at Waterville Valley to a concessionaire arrangement. As part of the conversion, the Company has recorded a charge of $225,000 to liquidate existing inventories.

3. Acquisitions

Completed Acquisitions

   Booth Creek acquired Northstar, Sierra, Bear Mountain, Waterville Valley, Mt. Cranmore, the Summit and Grand Targhee during the year ended October 31, 1997, and Loon Mountain during the year ended October 30, 1998. These acquisitions have been accounted for using the purchase method of accounting. The results of operations of the resorts have been included in the accompanying consolidated statements of operations since the effective dates of such acquisitions.

   The following table represents unaudited pro forma financial information which presents the Company's consolidated results of operations for the years ended October 30, 1998 and October 31, 1997 as if the acquisitions and related financing transactions occurred on November 1, 1996.

                                                    1998          1997
                                                 ----------    ----------
                                                      (In thousands)
      Statement of operations data:
       Revenues .............................    $ 115,495     $  97,825
       Operating income (loss) ..............    $   5,114     $  (3,929)
       Net loss .............................    $ (14,758)    $ (21,241)
      Other data:
       EBITDA ...............................    $  27,382     $  14,236
       Noncash cost of real estate sales ....    $   3,721     $   2,370

   EBITDA represents income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales.

   The pro forma information does not purport to be indicative of results that actually would have occurred had the acquisitions been made on the date indicated or of results which may occur in the future.

                        BOOTH CREEK SKI HOLDINGS, INC.

3. Acquisitions - (Continued)

Proposed Seven Springs Acquisition

   In 1998, the Company, Booth Creek Ski Acquisition, Inc. ("Acquisition Sub") and Seven Springs Farm, Inc. ("Seven Springs") entered into an Agreement of Merger (the "Merger Agreement") concerning the acquisition of the Seven Springs resort in Pennsylvania through merger of Acquisition Sub with Seven Springs. In connection with the proposed acquisition, certain shareholders of Seven Springs (the "Seven Springs Shareholder Plaintiffs") filed a lawsuit in the Court of Common Pleas of Somerset County, Pennsylvania against the Company, Acquisition Sub, and Seven Springs and certain of its directors, (the "First Pennsylvania State Action") seeking a declaratory judgment, along with other relief including the rescission of the Merger Agreement. The Seven Springs Shareholder Plaintiffs alleged that the terms of a certain shareholders' agreement among Seven Springs and its shareholders (the "Seven Springs Shareholder Agreement") banned the consummation of the proposed acquisition. The Company asserted claims related to the Merger Agreement against Seven Springs in the First Pennsylvania State Action.

   The Merger Agreement provided that the Company's obligations thereunder were subject to satisfaction of various conditions, including the requirement that there shall have been a judicial determination that the Seven Springs Shareholder Agreement was inapplicable to the Merger Agreement. If these conditions were not satisfied on or before October 31, 1998, the Company was free to terminate the Merger Agreement, upon which termination the Merger Agreement required Seven Springs to pay the Company a break-up fee of $1,000,000. On June 18, 1999, the Company terminated the Merger Agreement and demanded payment of the break-up fee. Disputes arose between Seven Springs and the Company concerning the parties' obligations under the Merger Agreement, including Seven Springs' obligation to pay the Company the break-up fee. Consequently, the Company commenced an action against Seven Springs on June 30, 1999, in the United States District Court for the Southern District of New
York, seeking damages of $1,000,000 plus interest and costs (the "New York Federal Action").

   On July 2, 1999, Seven Springs filed for a writ of summons against the Company and Acquisition Sub in the Pennsylvania Court of Common Pleas of Somerset County (the "Second Pennsylvania State Action"). The Seven Springs Shareholder Plaintiffs filed a motion seeking leave to intervene in the Second Pennsylvania State Action, alleging that Seven Springs' payment of the $1,000,000 break-up fee required by the Merger Agreement would itself violate the Seven Springs Shareholder Agreement. Thereafter, the Seven Springs Shareholder Plaintiffs also moved to amend the complaint in the First Pennsylvania State Action to include the same claim with respect to the $1,000,000 break-up fee.

   On January 10, 2000, the Company, Acquisition Sub and Seven Springs entered into a full, final and mutual Settlement and Release Agreement (the "Settlement Agreement") whereby all claims among the parties are released and discharged without any admission of liability. Furthermore, under the Settlement Agreement, Booth Creek agreed to cause its claims in the First Pennsylvania State Action and its complaint in the New York Federal Action to be dismissed with prejudice and Seven Springs agrees to withdraw and discontinue the Second Pennsylvania State Action. As part of the Settlement Agreement, Seven Springs has made a payment of $500,000 to Booth Creek. The Seven Springs Shareholder Plaintiffs are not a party to the Settlement Agreement. The Company believes that this matter will not have a significant impact on the Company's financial condition or future results of operations.

                        BOOTH CREEK SKI HOLDINGS, INC.

4. Property and Equipment

   Property and equipment consist of the following:

                                                 October 29,   October 30,
                                                    1999          1998
                                                 -----------   -----------
                                                       (In thousands)

      Land and improvements ..................     $ 37,846      $ 36,933
      Buildings and improvements .............       51,932        45,309
      Lift equipment .........................       44,023        42,807
      Other machinery and equipment ..........       52,036        45,099
      Construction in progress ...............        8,529        10,670
                                                   --------      --------
                                                    194,366       180,818
      Less accumulated depreciation and
       amortization ..........................       42,050        24,349
                                                   --------      --------
                                                   $152,316      $156,469
                                                   ========      ========

5. Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities consist of the following:

                                                 October 29,   October 30,
                                                    1999          1998
                                                 -----------   -----------
                                                       (In thousands)

      Accounts payable ......................       $10,072       $10,652
      Accrued compensation and benefits ......        3,279         3,164
      Taxes other than income taxes ..........        1,099           973
      Unearned income and deposits ...........        9,887         4,017
      Interest ...............................        2,492         2,349
      Other ..................................        1,764           955
                                                    -------       -------
                                                    $28,593       $22,110
                                                    =======       =======
6. Financing Arrangements

Senior Credit Facility

   The following is a summary of certain provisions of the Amended and Restated Credit Agreement (the "Senior Credit Facility") as amended and restated on January 28, 1999 and May 18, 1999, among Booth Creek, its subsidiaries, the financial institutions party thereto and BankBoston, N.A., as administrative agent ("Agent").

             General - The Senior Credit Facility provides for borrowing availability of up to $25 million. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8.0 million in addition to certain amounts maintained by the Company in certain depository accounts with the Agent for a period of 60 consecutive days each year commencing sometime between February 1 and February 28. Borrowings under the Senior Credit Facility are collectively referred to herein as the "Loans." Total borrowings outstanding under the Senior Credit Facility at October 29, 1999 were $23,035,000.

                        BOOTH CREEK SKI HOLDINGS, INC.

6. Financing Arrangements - (Continued)

Senior Credit Facility (continued)

             Interest - For purposes of calculating interest, the Loans can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) a margin of between 0% and .5%, depending on the level of consolidated EBITDA of the Company and its subsidiaries (as determined pursuant to the Senior Credit Facility), plus (b) the higher of (i) the Agent's base rate or (ii) the federal funds rate plus .5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of between 2% and 3%, depending on the level of consolidated EBITDA. The Senior Credit Facility also requires a commitment fee of .375% based on the unused borrowing base. As of October 29, 1999 the borrowings outstanding bore interest at 8.25%, pursuant to the Base Rate Loan option.

             Repayment  - Subject  to the  provisions  of the  Senior
          Credit  Facility,  the  Company  may,  from  time to  time, borrow, repay and reborrow under the Senior Credit Facility. The entire unpaid balance under the Senior Credit Facility is due and payable on March 31, 2002.

             Security - Borrowings under the Senior Credit Facility are secured by (i) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and (ii) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries (excluding DRE, L.L.C.).

             Covenants  -  The  Senior   Credit   Facility   contains
          financial covenants relating to the maintenance of (i) ratios of (a) financing debt to consolidated cash flow, and
          (b) adjusted consolidated cash flow to consolidated fixed charges, and (ii) consolidated net worth. The Senior Credit Facility also contains restrictive covenants pertaining to the management and operation of Booth Creek and its subsidiaries. The covenants include, among others, significant limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, capital expenditures, asset sales, leases, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates, optional payments and modification of debt instruments and issuances of stock.

Long-Term Debt

   Long-term debt consists of the following instruments, which are described below:

                                                October 29,    October 30,
                                                   1999           1998
                                                --------------------------
                                                      (In thousands)

      Senior Notes .........................     $133,500        $133,500
      Other debt ...........................        4,451           5,637
                                                 --------        --------
                                                  137,951         139,137
      Less current portion .................        1,468           1,785
                                                 --------        --------
                                                 $136,483        $137,352
                                                 ========        ========

                         BOOTH CREEK SKI HOLDINGS, INC.

6. Financing Arrangements - (Continued)

Long-Term Debt (continued)

   Senior Notes

   As of October 29, 1999, the Company had outstanding $133.5 million aggregate principal amount of its senior debt securities (the "Senior Notes"). The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date.

   The Senior Notes are unconditionally guaranteed, on an unsecured senior basis, as to the payment of principal, premium, if any, and interest, jointly and severally (the "Guarantees"), by all Restricted Subsidiaries of the Company (as defined in the Indenture) having either assets or shareholders' equity in excess of $20,000 (the "Guarantors"). All of the Company's direct and indirect subsidiaries are Restricted Subsidiaries, except DRE, L.L.C. Each Guarantee is effectively subordinated to all secured indebtedness of such Guarantor. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

   The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and the Guarantors, including indebtedness under the Senior Credit Facility. In addition, the Senior Notes are structurally subordinated to any indebtedness of the Company's subsidiaries that are not Guarantors. The indenture for the Senior Notes (the "Indenture") contains covenants for the benefit of the holders of the Senior Notes that, among other things, restrict the ability of the Company and any Restricted Subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends and make other distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create other liens; (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions, (ix) create dividend or other payment restrictions affecting Restricted Subsidiaries; (x) merge or consolidate the Company or any Guarantors; and (xi) transfer and sell assets.

   The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. Booth Creek is a holding company and has no operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the assets, equity, income and cash flow of DRE, L.L.C., Booth Creek's only non-guarantor subsidiary, are inconsequential and the common stock of DRE, L.L.C. is entirely owned by Booth Creek. There are no significant restrictions on the ability of the Guarantors to pay dividends or otherwise transfer funds to Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or its non-guarantor subsidiary because management has determined that such information is not material to investors.

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

   Other Debt

   Other debt of $4,451,000 and $5,637,000 at October 29, 1999 and October 30, 1998, respectively, consists of various capital lease obligations, notes payables, improvement bond obligations and amounts owed under the American Skiing Company ("ASC") Seller Note for a portion of the purchase price for the acquisitions of Waterville Valley and Mt. Cranmore. The ASC Seller Note requires annual principal payments at an initial level of $100,000 per year and increasing to $350,000 by January 31, 2003, with the remaining principal balance of

                         BOOTH CREEK SKI HOLDINGS, INC.

6. Financing Arrangements - (Continued)

Long-Term Debt (continued)

$1,150,000 due on June 30, 2004. The ASC Seller Note bears interest at 12% per annum payable semi-annually on each June 30 and December 31.

   For the years ended October 29, 1999 and October 30, 1998, the Company entered into long-term debt and capital lease obligations of approximately $525,000 and $2.5 million, respectively, for the purchase of equipment.

   During the years ended October 29, 1999, October 30, 1998 and October 31, 1997, the Company paid cash for interest costs of $18,564,000, $17,176,000 and $11,243,000, respectively, net of amounts capitalized of $332,000 and $162,000, respectively (none for the year ended October 31, 1997).

7. Commitments and Contingencies

Lease Commitments

   The Company leases certain machinery, equipment and facilities under operating leases. Aggregate future minimum lease payments as of October 29, 1999 are as follows:

       Year
      Ending
      October                                                  (In thousands)
      -------
       2000 ............................................         $    3,297
       2001 ............................................              2,091
       2002 ............................................              1,710
       2003 ............................................              1,493
       2004 ............................................                144
       Thereafter ......................................                165
                                                                 ----------
                                                                 $    8,900
                                                                 ==========

   Total rent expense for all operating leases amounted to $3,714,000, $2,675,000 and $2,882,000 for the years ended October 29, 1999, October 30, 1998 and October 31, 1997, respectively.

   The Company leases certain machinery and equipment under capital leases. Aggregate future minimum lease payments as of October 29, 1999 for years ending October 2000 and October 2001 were $1,113,000 and $181,000, respectively. The cost and accumulated amortization of equipment recorded under capital leases at October 29, 1999 were $3,026,000 and $1,260,000, respectively.

   In addition, the Company leases property from the U.S. Forest Service under Term Special Use Permits for all or certain portions of the operations of Sierra, Bear Mountain, Waterville Valley, Loon Mountain, the Summit and Grand Targhee. These leases are effective through 2039, 2020, 2034, 2006, 2032 and 2034, respectively. Lease payments are based on a percentage of revenues, and were $1,189,000, $1,014,000 and $665,000 for the years ended October 29, 1999,
October 30, 1998 and October 31, 1997, respectively.

Other Commitments

   The Company has certain option contracts for the purchase of real estate and other rights. The Company has made deposits of $551,000 in connection with such option contracts, which are reflected in other assets in the

                         BOOTH CREEK SKI HOLDINGS, INC.

7. Commitments and Contingencies - (Continued)

Other Commitments (continued)

accompanying consolidated balance sheet as of October 29, 1999. Depending on certain circumstances, in the event the options are not ultimately exercised, some or all of the option deposits may be forfeited by the Company.

   As a result of the acquisition of Grand Targhee, the Company is required to pay a specified commission based on the number of dwelling units developed at the resort through 2012.

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

Pledge of Stock

   The stock of the Company is pledged to secure $61.3 million of indebtedness of Parent.

8. Income Taxes

   The income tax benefit (provision) consists of the following:

                                               Year Ended
                        -------------------------------------------------------
                        October 29, 1999    October 30, 1998   October 31, 1997
                        ----------------    ----------------   ----------------
                                             (In thousands)
 Current:
  Federal ............. $             -     $             -     $           200
  State ...............               -                   -                 (20)
                        ---------------     ---------------     ---------------
                                      -                   -                 180
                        ---------------     ---------------     ---------------
 Deferred:
  Federal .............               -                   -               1,442
  State ...............               -                   -                 106
                        ---------------     ---------------     ---------------
                                      -                   -               1,548
                        ---------------     ---------------     ---------------
                        $             -     $             -     $         1,728
                        ===============     ===============     ===============

   The difference between the statutory federal income tax rate and the effective tax rate is attributable to the following:

                                             Year Ended
                        ----------------------------------------------------
                        October 29, 1999  October 30, 1998  October 31, 1997
                        ----------------  ----------------  ----------------
                                             (In thousands)

 Tax benefit computed
  at federal statutory
   rate of 35% of
    pre-tax loss ........ $      6,501     $       6,045     $       5,575
 Net change in
  valuation allowance....       (6,235)           (6,073)           (3,691)
 Other, net .............         (266)               28              (156)
                          -------------    -------------     --------------
                          $          -     $           -     $        1,728
                          =============    =============     ==============

                         BOOTH CREEK SKI HOLDINGS, INC.

8. Income Taxes - (Continued)

   As all of the income tax benefit for the year ended October 31, 1997 was attributable to the losses from continuing operations, none of the benefit was allocated to the extraordinary loss on early retirement of debt (Note 6).
Accordingly, the extraordinary loss increased the Company's net operating losses by $2,664,000 and the valuation allowance by $972,000.

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

   At October 29, 1999, the Company has net operating loss carryforwards of approximately $72 million for federal income tax reporting purposes, which expire between 2012 and 2019.

   Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      October 29,   October 30,
                                                         1999          1998
                                                      -----------  ------------
                                                            (In thousands)
      Deferred tax assets:
       Accruals and reserves ......................   $     1,558  $     1,216
       Alternative minimum tax credit
        carryforwards .............................           549          545
       Net operating loss carryforwards ...........        26,310       15,806
                                                      -----------  -----------
         Total deferred tax assets ................        28,417       17,567
      Deferred tax liabilities:
       Property and equipment .....................       (15,129)     (10,514)
                                                      -----------  -----------
         Total deferred tax liabilities ...........       (15,129)     (10,514)
                                                      -----------  -----------
      Net deferred tax assets .....................        13,288        7,053
      Valuation allowance .........................       (13,288)      (7,053)
                                                      -----------  -----------
      Net deferred tax assets reflected in the
       accompanying consolidated balance sheets....   $         -  $         -
                                                      ===========  ===========

9. Preferred Stock of Subsidiary

   In connection with the consummation of the Summit acquisition, Ski Lifts, Inc. transferred certain owned real estate held for development purposes and related buildings into a Delaware limited liability company, DRE, L.L.C. (the "Real Estate LLC"), of which Ski Lifts, Inc. is a member and 99% equity interest holder and Booth Creek is the other member and 1% equity interest holder. In addition, Ski Lifts, Inc. granted the Real Estate LLC an option (the "Real Estate Option") to purchase acreage of developmental real estate for nominal consideration. Ski Lifts, Inc. also issued 28,000 shares of non-voting preferred stock (the "Ski Lifts Preferred Stock") to its prior owners having an aggregate liquidation preference equal to $3.5 million, the aggregate estimated fair market value of the real estate transferred to the Real Estate LLC and the real estate subject to the Real Estate Option. Concurrently with these transactions, the Real Estate LLC entered into an agreement to purchase (the "Preferred Stock Purchase Agreement") the Ski Lifts Preferred Stock, on a quarterly basis over the five years following the date of the Summit Acquisition, at a purchase price equal to the liquidation preference thereof plus accrued dividends to the date of purchase. Through October 29, 1999, the Company has paid $1,375,000, excluding dividends, under the Preferred Stock Purchase Agreement. Real Estate LLC's purchase requirements for the years ending October 2000, 2001 and 2002 under the Preferred Stock Purchase
Agreement, excluding dividends, are $500,000, $500,000 and $1,125,000, respectively. The Real Estate LLC's obligations under the Preferred Stock Purchase Agreement are secured by a first priority lien on the developmental real estate held by the Real Estate LLC and substantially all of its other

                         BOOTH CREEK SKI HOLDINGS, INC.

9. Preferred Stock of Subsidiary - (Continued)

assets. The Ski Lifts Preferred Stock provides for a 9% cumulative dividend and is redeemable at the option of Ski Lifts, Inc. without premium. In addition, pursuant to the terms of the Ski Lifts Preferred Stock, the holders thereof have no redemption rights.

10.   Northstar Real Estate Sales

   On July 28, 1999, Northstar consummated the sale of the property comprising Phases 4 and 4A of the Big Springs development to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, for an aggregate sales price of $10,000,000, subject to adjustment as described below. The consideration initially paid to Northstar consisted of $8,500,000 in cash and a promissory note (the "TLH Note") for a minimum of $1,500,000. Under the terms of the TLH Note, Northstar will receive the greater of (a) $1,500,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds of the resale of the lots within Phases 4 and 4A. "Net Cash Proceeds" is defined as gross proceeds received by TLH from the subsequent resale of the lots, after deduction for (1) the proceeds applied to repay any indebtedness incurred by TLH in connection with its financing of the purchase of the lots, (2) any fees or other costs incurred by TLH in connection with its financing of the purchase or sales of the lots, and (3) any corporate overhead costs incurred by TLH attributable to the purchase, maintenance, marketing or sale of the lots. The TLH Note is prepayable at any time, and is due on the earlier to occur of January 15, 2001 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, Northstar retained the obligation to complete the scheduled construction of the development in accordance with the approved site development plan. Northstar will recognize revenue and related cost of sales for these real estate transactions upon the substantial completion of construction and the close of escrow for the sales between TLH and third party buyers.

   Through October 29, 1999, TLH had closed escrow on 43 of the available 47 lots within Phases 4 and 4A, and Northstar has substantially completed the scheduled construction of the development. In accordance with the terms of the transaction between TLH and Northstar, the Company received proceeds and recorded real estate sales of approximately $12,000,000 during the year ended October 29, 1999, which is net of (1) TLH's financing costs of approximately $253,000, (2) third party sales commissions of $788,000 and (3) other closing costs and expenses of $95,000. An additional three lots closed escrow in November and December 1999, and TLH is currently marketing the remaining lot for a list price of $265,000.

   On November 17, 1999, Northstar consummated the sale of certain single family development property (the "Unit 7 and 7A Development") for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to Northstar consisted of $6,000,000 in cash and a promissory note (the "Second TLH Note") for a minimum of $1,050,000. Under the terms of the Second TLH Note, Northstar will receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) of the resale of the lots within the Unit 7 and 7A Development. The TLH Note is prepayable at any time, and is due on the earlier to occur of January 30, 2001 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, Northstar retained the obligation to complete the scheduled construction of the development in accordance with the tentative site development plan.

   On December 15, 1999, the Company reached an agreement for the proposed sale of certain developmental real estate (the "Joint Venture Development Property"), consisting of approximately 250 acres of land at Northstar, to a newly formed joint venture between the Company and East West Partners, Inc. ("East West"). The Joint Venture Development Property excludes certain single family developmental parcels that the Company anticipates developing on its own, as well as other land held for future development and sale at Northstar. The proposed transaction is subject to a number of significant closing conditions, including (1) required consents and approvals, including those of certain of the Company's creditors and (2) completion of title evaluations and subdivision requirements to effect the transfer of the Joint Venture
Development Property. Further, East West has the right to terminate the transaction prior to January 31, 2000. Under the terms of the proposed transaction, the Company would receive an upfront cash payment ranging from $10 million to $15 million depending on the amount of real

                         BOOTH CREEK SKI HOLDINGS, INC.

10.  Northstar  Real Estate Sales - (Continued)

estate transferred at the initial closing, the remainder of the upfront cash payment of $15 million upon the subsequent transfer of parcels not transferred at the initial closing, additional payments based on gross sales of the developed real estate as well as a 20% interest in the joint venture. The Company is required to invest $5 million of the upfront cash payment in capital improvements to the Northstar resort. Additionally, in the event the planned transaction with East West is consummated, the Company anticipates using a portion of the proceeds therefrom to repurchase the Unit 7 and 7A Development property from TLH. The Company has retained approval rights over certain components of the master development plan for the proposed development. However, there can be no assurances that the conditions to the transaction will be satisfied or that the transaction will be consummated on the terms described or at all.

11.   Management Agreement and Related Party Transactions

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

   Under the terms of the Management Agreement, the Company provides customary indemnification, reimburses certain costs and owes the Management Company an annual management fee of $350,000 plus an operating bonus (the "Operating Bonus"), not to exceed $400,000, equal to 2.5% of the excess of Consolidated EBITDA (as defined in the Management Agreement) for such year over $25 million. Management fees and reimbursable expenses during the years ended October 29, 1999, October 30, 1998 and October 31, 1997 were $370,000, $646,000 and
$350,000, respectively.

   During the years ended October 29, 1999 and October 30, 1998, the Management Company incurred fees and expenses of approximately $51,000 and $119,000, respectively, in connection with certain of the acquisitions. For the year ended October 31, 1997, the Management Company and certain of its affiliates made advances and deposits of approximately $1,400,000, and incurred expenses of approximately $1,000,000, in connection with certain of the acquisitions. All of these costs were later reimbursed by the Company pursuant to the Management Agreement.

   Certain obligations of Booth Creek to make payments under the Management Agreement are subject to the provisions of the agreements relating to outstanding indebtedness of Parent. As of October 29, 1999, Parent was in default of certain provisions of the Parent indebtedness. Accordingly, the Management Company has agreed to the deferral of management fees payable under the Management Agreement since June 1999. Such fees will accrue without interest and be payable by Parent upon the prior payment in full of certain Parent indebtedness.

12.   Employee Benefit Plan

   The Company maintains a defined contribution retirement plan (the "Plan"), qualified under Section 401(k) of the Internal Revenue Code, for certain eligible employees. Pursuant to the Plan, eligible employees may contribute a portion of their compensation, subject to a maximum amount per year as specified by law. The Company provides a matching contribution based on specified percentages of amounts contributed by participants. The Company's contribution expense for the years ended October 29, 1999, October 30, 1998 and October 31, 1997 was $538,000, $490,000 and $215,000, respectively.

                         BOOTH CREEK SKI HOLDINGS, INC.

13.   Business Segments

   During the year ended October 29, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement established standards for reporting information on operating segments in interim and annual financial statements. The Company had previously disclosed segment information under SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The adoption of SFAS No. 131 did not result in a change in the composition of the Company's operating segments, or in the previously reported financial results for each segment.

   The Company currently operates in two business segments, Resort Operations and Real Estate and Other. Data by segment is as follows:

                                       October 29,   October 30,   October 31,
                                          1999          1998          1997
                                       -----------   -----------   -----------
                                                   (In thousands)
  Revenue:
   Resort operations ..............    $   112,980   $    97,248   $    68,136
   Real estate and other ..........         12,744         7,608         3,671
                                       -----------   -----------   -----------
                                       $   125,724   $   104,856   $    71,807
                                       ===========   ===========   ===========

  Operating income (loss):
   Resort operations...............    $    (5,954)  $    (1,201)  $    (1,628)
   Real estate and other ..........          7,222         2,664           612
                                       -----------   -----------   -----------
                                       $     1,268   $     1,463   $    (1,016)
                                       ===========   ===========   ===========

  Depreciation, depletion and
   amortization:
   Resort operations ..............    $    21,472   $    17,479   $    11,421
   Real estate and other ..........            278           273           260
                                       -----------   -----------   -----------
                                       $    21,750   $    17,752   $    11,681
                                       ===========   ===========   ===========

  Capital expenditures:
   Resort operations ..............    $    14,342   $    15,042   $     8,918
   Real estate and other ..........          3,439         1,717            72
                                       -----------   -----------   -----------
                                       $    17,781   $    16,759   $     8,990
                                       ===========   ===========   ===========

  Identifiable assets:
   Resort operations ..............    $   188,870   $   192,696   $   159,560
   Real estate and other ..........         13,363        15,240        16,559
                                       -----------   -----------   -----------
                                       $   202,233   $   207,936   $   176,119
                                       ===========   ===========   ===========

                                 Exhibit Index

      EXHIBIT
      NUMBER                 DESCRIPTION
      -------                -----------

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

      *3.16  Bylaws of Ski Lifts, Inc.

      *3.17  Certificate   of   Incorporation   of  Grand   Targhee
             Incorporated.

      *3.18  Bylaws of Grand Targhee Incorporated.

      *3.19  Articles of Incorporation of B-V Corporation.

      *3.20  Bylaws of B-V Corporation.

      EXHIBIT
      NUMBER                 DESCRIPTION
      -------                -----------
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

   ****3.26 Amended and Restated Articles of Incorporation of Loon Mountain Recreation Corporation.

   ****3.27  Amended   and   Restated   Bylaws  of  Loon   Mountain
             Recreation Corporation.

   ****3.28  Amended  and  Restated  Articles of  Incorporation  of
             Loon Realty Corp.

   ****3.29  Amended and Restated Bylaws of Loon Realty Corp.

   ****3.30  Bylaws of LMRC Holding Corp.

       *4.1 Indenture dated as of March 18, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts, Inc., Grand Targhee Incorporated, B-V Corporation, Targhee Company and Targhee Ski Corp., as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland Bank), as trustee (including the form of 12 1/2% Senior Note due 2007 and the form of Guarantee).

       *4.2 Supplemental Indenture No. 1 to Indenture dated as of April 25, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts, Inc., Grand Targhee Incorporated, B-V Corporation, Targhee Company and Targhee Ski Corp., as Subsidiary Guarantors, HSBC Bank USA (formerly Marine Midland Bank), as trustee.

       +4.3 Supplemental Indenture No. 2 to Indenture dated as of February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp., Ski Lifts, Inc, Grand Targhee Incorporated, B-V Corporation, Targhee Company and Targhee Ski Corp, as Subsidiary Guarantors, HSBC Bank USA (formerly Marine Midland Bank), as Trustee.

       +4.4 Supplemental Indenture No. 3 to Indenture dated as of February 26, 1998, by and among Booth Creek Ski Holdings, Inc., as Issuer, LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty
             Corp., as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland Bank), as Trustee.

   +++++4.5 Supplemental Indenture No. 4 to Indenture dated as of October 8, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Booth Creek Ski Acquisition, Inc. HSBC Bank USA (formerly Marine Midland Bank), as Trustee.

     EXHIBIT
     NUMBER                 DESCRIPTION
     -------                -----------

       +4.6 Securities Purchase Agreement, dated as of February 23, 1998, by and among Booth Creek Ski Holdings, Inc., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc., Mount
             Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, B-V Corporation, Targhee Company, Targhee Ski Corp., LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp and CIBC Oppenheimer Corp.

   +++++4.7 Amended and Restated Securities Purchase Agreement, dated as of September 14, 1998, among Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc., the Subsidiary Guarantors as defined therein and each of John Hancock Mutual Life Insurance Company, CIBC WG Argosy Merchant Fund 2, L.L.C. and Hancock Mezzanine Partners L.P.

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

  *****10.2  Waiver  Agreement  dated  March  12,  1999,  to Credit
             Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and BankBoston, N.A.

 ******10.3  First  Amendment  dated May 18,  1999,  to Amended and
             Restated Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and BankBoston, N.A.

 ******10.4  Waiver  Agreement  dated June 14, 1999, to Amended and
             Restated Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and BankBoston, N.A.

      *10.5 Purchase and Sale Agreement dated as of August 30, 1996 by and between Waterville Valley Ski Area, Ltd., Cranmore, Inc., American Skiing Company and Booth Creek Ski Acquisition Corp.

      *10.6 Subordinated Promissory Note dated November 27, 1996 issued by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc. to American Skiing Company.

      *10.7 Stock Purchase and Indemnification Agreement dated as of November 26, 1996 among Booth Creek Ski Holdings, Inc., Fibreboard Corporation, Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc.

      *10.8 Escrow Agreement dated December 3, 1996 by and among Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

      EXHIBIT
      NUMBER                 DESCRIPTION
      -------                -----------

      *10.9 Purchase Agreement dated February 11, 1997 among Booth Creek Ski Holdings, Inc., Grand Targhee Incorporated, Moritz O. Bergmeyer and Carol Mann Bergmeyer.

     *10.10  Promissory  Note dated  February  11,  1997  issued by
             Grand   Targhee   Incorporated   to  Booth  Creek  Ski
             Holdings, Inc.

     *10.11 Stock Purchase Agreement dated as of February 21, 1997 by and between Booth Creek Ski Holdings, Inc., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen
             R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund, and David R. Moffett, as representative.

     *10.12 Preferred Stock Purchase Agreement dated as of February 21, 1997 by and between DRE, L.L.C., William
             W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R.
             Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and David R. Moffett, as representative.

     *10.13 Management Agreement dated as of November 27, 1996 by and between Booth Creek Ski Holdings, Inc. and Booth Creek, Inc.

     *10.14 Ski Area Term Special Use Permit No. 4002/01 issued by the United States Forest Service to Waterville Valley Ski Resort, Inc.

     *10.15 Ski Area Term Special Use Permit No. 5123/01 issued by the United States Forest Service to Bear Mountain, Inc.

     *10.16 Ski Area Term Special Use Permit No. 4033/01 issued by the United States Forest Service to Grand Targhee Incorporated.

     *10.17 Ski Area Term Special Use Permit No. 4127/09 issued by the United States Forest Service to Ski Lifts, Inc.

     *10.18 Annual Special Use Permit Nos. 4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

    ++10.19 Ski Area Term Special Use Permit No. 4031/01 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

    ++10.20 Amendment Number 2 for Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

    ++10.21 Amendment Number 5 for Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

++++++10.22  Ski Area Term  Special  Use Permit No.  4186 issued by the United States Forest  Service to  Sierra-at-Tahoe,
             Inc.

  ****10.23  Employment  Agreement dated as of July 1, 1997, by and between Booth Creek Ski Holdings,  Inc. and Timothy H.
             Beck.

     EXHIBIT
     NUMBER                 DESCRIPTION
     -------                -----------

   ***10.24 Employment Agreement dated May 5, 1997 by and between Booth Creek Ski Holdings, Inc. and Timothy M. Petrick.

   ***10.25 Stock Option Agreement dated as of October 1, 1997 between Booth Creek Ski Group, Inc. and Timothy M. Petrick.

   +++10.26 Stock Option Agreement by and between Booth Creek Ski Group, Inc. and Timothy Silva.

 +++++10.27  Stock Option  Agreement by and between Booth Creek Ski
             Group, Inc. and Timothy H. Beck.

 +++++10.28  Stock Option  Agreement by and between Booth Creek Ski
             Group, Inc. and John A. Rice.

  +++++21.1  Subsidiaries of the Registrant.

 ++++++27.1  Financial Data Schedule.

-------------------

* Filed with Registration Statement on Form S-4 (Reg. No. 333-26091) and incorporated herein by reference.

** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended August 1, 1997 and incorporated herein by reference.

*** Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1997 and incorporated herein by reference.

****    Filed with the Company's  Quarterly Report on Form 10-Q for
        the   Quarterly   Period   Ended   January   30,  1998  and
        incorporated herein by reference.

*****   Filed with the Company's  Quarterly Report on Form 10-Q for
        the   Quarterly   Period   Ended   January   29,  1999  and
        incorporated herein by reference.

****** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 1999 and incorporated herein by reference.

+       Filed with the Company's Current Report on Form 8-K dated
        February 26, 1998 and incorporated herein by reference.

++ Filed with Registration Statement on Form S-4 (Reg. No. 333-48619) and incorporated herein by reference.

+++ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 1, 1998 and incorporated herein by reference.

++++ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended July 31, 1998 and incorporated herein by reference.

+++++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 30, 1998 and incorporated herein by reference.

++++++  Filed herewith as an Exhibit to this Form 10-K.