Form 10-Q
period 2000-01-28
BOOTH CREEK SKI HOLDINGS INC
filed 2000-03-13
CIK 1037253

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 28, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     As of February 25, 2000, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

===============================================================================

                               TABLE OF CONTENTS



Item                                                            Page Number
----                                                            -----------

                         PART I - FINANCIAL INFORMATION

 1.   Financial Statements........................................    1

 2.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations.........................    9

 3.   Quantitative and Qualitative Disclosures about
      Market Risk.................................................   19

                          PART II - OTHER INFORMATION

 1.   Legal Proceedings...........................................   20

 6.   Exhibits and Reports on Form 8-K............................   22

Signatures........................................................   23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                  January 28,     October 29,
                                                      2000           1999
                                                --------------- ---------------
                  ASSETS                          (Unaudited)

Current assets:
  Cash .......................................  $         1,796 $           461
  Accounts receivable, net of allowance of
   of $66 and $65, respectively...............            1,878           1,709
  Insurance proceeds receivable...............            6,092           1,799
  Inventories ................................            3,714           2,786
  Prepaid expenses and other current
   assets ....................................            2,588           1,032
                                                --------------- ---------------
Total current assets .........................           16,068           7,787

Property and equipment, net ..................          155,491         152,316
Real estate held for development and sale ....            8,828           8,851
Deferred financing costs, net of
  accumulated amortization of $3,313 and
  $3,078, respectively .......................            5,869           6,071
Timber rights and other assets ...............            8,016           7,246
Goodwill, net of accumulated amortization
  of $7,171 and $6,581, respectively .........           27,482          28,075
                                                --------------- ---------------
Total assets .................................  $       221,754 $       210,346
                                                =============== ===============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Senior credit facility ....................   $        12,568 $        23,035
  Current portion of long-term debt .........             2,064           1,468
  Accounts payable and accrued liabilities ..            47,862          28,593
                                                --------------- ---------------
Total current liabilities ...................            62,494          53,096

Long-term debt ..............................           137,621         136,483

Other long-term liabilities .................                50              50

Commitments and contingencies

Preferred stock of subsidiary; 28,000
  shares authorized, 16,000 shares issued
  and outstanding at January 28, 2000
  (17,000 shares at October 29, 1999);
  liquidation preference and redemption
  value of $2,007 at January 28, 2000 .......             2,007           2,133

Shareholder's equity:
  Common stock, $.01 par value; 1,000
   shares authorized, issued and
   outstanding ..............................                 -               -
  Additional paid-in capital ................            72,000          72,000
  Accumulated deficit .......................           (52,418)        (53,416)
                                                --------------- ---------------
Total shareholder's equity ..................            19,582          18,584
                                                --------------- ---------------
Total liabilities and shareholder's
  equity ....................................   $       221,754 $       210,346
                                                =============== ===============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                              Three Months Ended
                                          --------------------------
                                           January 28,   January 29,
                                               2000         1999
                                          ------------   -----------
                                                   (Unaudited)

Revenue:
  Resort operations....................     $ 43,869       $ 46,299
  Real estate and other................          845              -
                                          ------------   -----------
                                              44,714         46,299

Operating expenses:
  Cost of sales - resort operations....       26,145         29,289
  Cost of sales - real estate and
   other...............................          333              -
  Depreciation.........................        4,887          4,207
  Amortization of goodwill and other
   intangible assets...................          606            594
  Selling, general and administrative
   expense.............................        6,650          7,071
                                          ------------   -----------
Total operating expenses...............       38,621         41,161
                                          ------------   -----------

Operating income.......................        6,093          5,138

Other income (expense):
  Interest expense.....................       (4,825)        (4,968)
  Amortization of deferred financing
   costs...............................         (235)          (329)
  Other income.........................           12              4
                                          ------------   -----------
  Other income (expense), net..........       (5,048)        (5,293)
                                          ------------   -----------
Income (loss) before minority interest.        1,045           (155)

Minority interest......................          (47)           (59)
                                          ------------   -----------
Net income (loss)......................     $    998       $   (214)
                                          ============   ===========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Three Months Ended
                                                -------------------------------
                                                 January 28,       January 29,
                                                    2000               1999
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net income (loss) .............................   $     998         $    (214)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation................................       4,887             4,207
   Amortization of goodwill and other
    intangible assets .........................         606               594
   Noncash cost of real estate sales ..........         331                 -
   Amortization of deferred financing costs ...         235               329
   Minority interest ..........................          47                59
   Changes in operating assets and liabilities:
    Accounts receivable .......................        (169)             (772)
    Insurance proceeds receivable..............      (4,293)                -
    Inventories ...............................        (928)             (914)
    Prepaid expenses and other current assets..      (1,556)             (992)
    Accounts payable and accrued liabilities...      18,219            11,384
    Other long-term liabilities ...............           -                32
                                                -------------     -------------
Net cash provided by operating activities......      18,377            13,713

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (5,251)           (7,246)
Acquisition of businesses .....................           -              (525)
Capital expenditures for real estate
 held for development and sale ................        (308)              (94)
Other assets ..................................         267              (865)
                                                -------------     -------------
Net cash used in investing activities .........      (5,292)           (8,730)

Cash flows from financing activities:
Net repayments of senior credit facility ......     (10,467)           (1,803)
Principal payments of long-term debt ..........      (1,077)           (1,204)
Deferred financing costs ......................         (33)             (203)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................        (173)             (184)
                                                -------------     -------------
Net cash used in financing activities .........     (11,750)           (3,394)
                                                -------------     -------------
Increase in cash ..............................       1,335             1,589

Cash at beginning of period ...................         461               625
                                                -------------     -------------
Cash at end of period ......................... $     1,796       $     2,214
                                                =============     =============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 28, 2000


1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

    Booth Creek Ski Holdings, Inc. ("Booth Creek") owns and operates various ski resorts, including Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe ("Sierra"), Bear Mountain, Waterville Valley, Mt. Cranmore, the Summit at Snoqualmie (the "Summit"), Grand Targhee and Loon Mountain. Booth Creek also conducts certain real estate development activities, primarily at Northstar.

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

    Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

    The accompanying consolidated financial statements as of January 28, 2000 and for the three month periods ended January 28, 2000 and January 29, 1999 are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at January 28, 2000, and its operating results and cash flows for the three month periods ended January 28, 2000 and January 29, 1999. Due to the highly seasonal nature of the Company's business, the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1999.

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

2.  Insurance Proceeds Receivable

    For the 1999/00 ski season, the Company has arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), the New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. The policies have a deductible for the initial decline from targeted paid skier visit levels, coinsurance for a portion of the next 10% decline in paid skier visits, and a stated maximum coverage level. The policies provide coverage for substantially all risks relating to paid skier visit levels, including weather perils, road and airport closures, downturns in the economy, strikes and most other events that reduce the targeted number of paid skier visits. In the accompanying consolidated financial statements as of and for the three months ended January 28, 2000, the Company has recorded a receivable and resort operating revenues of $5,000,000 for expected claims proceeds attributable to the decline from targeted paid skier visits for the three months ended January 28, 2000. This estimate assumes that targeted policy levels of paid skier visits are achieved for the Company's second fiscal quarter ending April 28, 2000. In the event that actual paid skier visits for the Company's second fiscal quarter of 2000 differ from targeted policy levels, the eventual claim under the paid skier visit insurance policies could be higher or lower than the $5,000,000 estimated claim as of January 28, 2000.

                        BOOTH CREEK SKI HOLDINGS, INC.

    Also included in insurance proceeds receivable as of January 28, 2000 is $1,092,000 due for reconstruction of the restaurant facility at the top of Northstar's terrain, which was destroyed in an electrical fire on February 26, 1999.

3.  Accounts Payable and Accrued Liabilities

    Accounts payable and accrued liabilities consist of the following:

                                                      January 28,  October 29,
                                                         2000         1999
                                                      -----------  -----------
                                                           (In thousands)

     Accounts payable ............................    $   14,715  $   10,072
     Accrued compensation and benefits ...........         3,903       3,279
     Taxes other than income .....................         1,710       1,099
     Unearned revenue and deposits - resort
       operations ................................        11,419       9,887
     Unearned revenue - real estate operations....         7,050           -
     Interest ....................................         6,735       2,492
     Other .......................................         2,330       1,764
                                                      ----------  ----------
                                                      $   47,862  $   28,593
                                                      ==========  ==========

4.  Financing Arrangements

Senior Credit Facility

    The total maximum borrowing availability under the provisions of the Company's Amended and Restated Credit Agreement (the "Senior Credit Facility") is $25 million. The final maturity date of the Senior Credit Facility is March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million in addition to certain amounts maintained by the Company in certain depository accounts with Fleet National Bank (formerly BankBoston, N.A.), for a period of 60 consecutive days each year commencing between February 1 and February 28. Total borrowings outstanding under the Senior Credit Facility at January 28, 2000 were approximately $12.6 million, which bore interest at an annual rate of 8.5% on such date.

Long-Term Debt

    As of January 28, 2000, the Company had outstanding $133.5 million aggregate principal amount of its senior debt securities (the "Senior Notes"). The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date.

                        BOOTH CREEK SKI HOLDINGS, INC.

    The Senior Notes are unconditionally guaranteed, on an unsecured senior basis, as to the payment of principal, premium, if any, and interest, jointly and severally (the "Guarantees"), by all Restricted Subsidiaries of the Company (as defined in the Indenture) having either assets or shareholders' equity in excess of $20,000 (the "Guarantors"). All of the Company's direct and indirect subsidiaries are Restricted Subsidiaries, except DRE, LLC. Each Guarantee is effectively subordinated to all secured indebtedness of such Guarantor. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

    The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. Booth Creek is a holding company and has no operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the assets, equity, income and cash flow of DRE, LLC, Booth Creek's only non-guarantor subsidiary, are inconsequential and the common stock of DRE, LLC is entirely owned by Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or its non-guarantor subsidiary because management has determined that such information is not material to investors.

    During the three months ended January 28, 2000, the Company entered into long-term debt and capital lease obligations of $2,811,000 for the purchase of equipment.

5.  Northstar Real Estate Sales

    On November 17, 1999, the Company, through its wholly-owned subsidiary, Trimont Land Company ("TLC"), consummated the sale of certain single family development property located at Northstar (the "Unit 7 and 7A Development") to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "TLH Note") for a minimum of $1,050,000. Under the terms of the TLH Note, TLC will receive the greater of
(a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds of the resale of the lots within the Unit 7 and 7A Development. "Net Cash Proceeds" is defined as gross proceeds received by TLH from the subsequent resale of the lots, after deduction for (1) the proceeds applied to repay any indebtedness incurred by TLH in connection with its financing of the purchase of the lots, (2) any fees or other costs incurred by TLH in connection with its financing of the purchase or sales of the lots, and (3) any corporate overhead costs incurred by TLH attributable to the purchase, maintenance, marketing or sale of the lots. The TLH Note is prepayable at any time, and is due on the earlier to occur of January 30, 2001 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, TLC has (1) retained the obligation to complete the scheduled construction of the development in accordance with the tentative site development plan, and (2) an option to repurchase the Unit 7 and 7A Development from TLH. Northstar will recognize revenue and related cost of sales for these real estate transactions upon the substantial completion of construction and the close of escrow for the sales between TLH and third party buyers.

                        BOOTH CREEK SKI HOLDINGS, INC.

    The Company  has  reached an  agreement  for the  proposed  sale of certain developmental real estate (the "Joint Venture Development Property"), consisting of approximately 250 acres of land at Northstar, to a newly formed joint venture between the Company and East West Partners, Inc. ("East West"), a Colorado based real estate development firm. The proposed transaction is subject to a number of significant closing conditions, including (1) required consents and approvals, including those of certain of the Company's creditors and (2) completion of title evaluations and subdivision requirements to effect the transfer of the Joint Venture Development Property. Under the terms of the proposed transaction, the Company would receive an upfront cash payment ranging from $10 million to $15 million depending on the amount of real estate transferred at the initial closing (with the remainder of the upfront cash payment being paid upon the subsequent transfer of parcels not transferred at the initial closing), and additional payments based on gross sales of the developed real estate as well as a 20% interest in the joint venture. The Company is required to invest $5 million of the $15 million upfront cash payment in capital improvements to the Northstar resort. Additionally, in the event the planned transaction with East West is consummated, the Company anticipates using a portion of the proceeds therefrom to repurchase the Unit 7 and 7A Development property from TLH. The Company has retained approval rights over certain components of the master development plan for the proposed development. There can be no assurances that the conditions to the transaction will be satisfied or that the transaction will be consummated on the terms described or at all.

6.  Income Taxes

    Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no income tax benefit is expected for the year ended October 27, 2000 due to continued operating losses. Accordingly, during the quarter ended January 28, 2000, no income tax provision has been provided.

7.  Business Segments

    The Company currently operates in two business segments, Resort Operations and Real Estate and Other. Data by segment is as follows:

                                           Three Months Ended
                                       -------------------------
                                       January 28,   January 29,
                                           2000          1999
                                       -----------   -----------
                                             (In thousands)
  Revenue:
   Resort operations ..............    $    43,869   $    46,299
   Real estate and other ..........            845             -
                                       -----------   -----------
                                       $    44,714   $    46,299
                                       ===========   ===========

  Operating income:
   Resort operations...............    $     5,581   $     5,138
   Real estate and other ..........            512             -
                                       -----------   -----------
                                       $     6,093   $     5,138
                                       ===========   ===========

                        BOOTH CREEK SKI HOLDINGS, INC.

                                       January 28,   October 29,
                                           2000          1999
                                       -----------   -----------
                                             (In thousands)
  Identifiable assets:
   Resort operations...............    $   198,843   $   188,870
   Real estate and other ..........         13,340        13,363
                                       -----------   -----------
                                       $   212,183   $   202,233
                                       ===========   ===========

    A reconciliation of combined operating profits for Resort Operations and Real Estate and Other to consolidated income before income taxes is as follows:

                                          Three Months Ended
                                       -------------------------
                                       January 28,   January 29,
                                           2000          1999
                                       -----------   -----------
                                             (In thousands)

   Total profit for reportable
     segments .....................    $     6,093    $    5,138
   Interest expense................         (4,825)       (4,968)
   Amortization  of  deferred
     financing costs ..............           (235)         (329)
   Other income (expense)..........             12             4
                                       -----------   -----------
   Income (loss) before minority
     interest......................    $     1,045   $      (155)
                                       ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion and analysis below relates to the historical consolidated financial statements and historical results of operations of the Company and the liquidity and capital resources of the Company. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "Forward-Looking Statements" and elsewhere in this report.

General

    The Company's ski operations are highly sensitive to regional weather conditions and the overall strength of the regional economies in the areas in which the Company operates. The Company believes that the geographic diversity of the Company's resorts and the use of extensive snowmaking technology coupled with advanced trail grooming equipment, which together can provide consistent skiing conditions, can partially mitigate the risk of both economic downturns and adverse weather conditions in any given region. However, the Company remains vulnerable to warm weather, heavy rains and drought and other types of severe or unusual weather conditions, which can have a significant effect on the operating revenues and profitability at any one of the Company's resorts.

    The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 123, 143, 142, and 103 days, respectively, during each of the last five ski seasons. The Company's Northstar, Sierra, Summit and Grand Targhee resorts are less weather-sensitive based on their historical natural snowfall, averaging approximately 367, 546, 493, and 544 inches of snowfall, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities are considerably less extensive than at Bear Mountain, Waterville Valley, Loon Mountain or Mt. Cranmore, and therefore, such resorts are more dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period.

    The Company's results of operations are also highly dependent on its ability to compete in each of the large regional ski markets in which it operates. At Northstar and Sierra, more than 70% of the 1998/99 ski season total skier days were attributable to residents of the San Francisco, Sacramento, Central California Valley and Lake Tahoe regions. At Bear Mountain, more than 90% of the 1998/99 ski season total skier days were attributable to residents of the Los Angeles and San Diego metropolitan regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, more than 70% of the 1998/99 ski season total skier days were attributable to residents of Massachusetts and New
Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 1998/99 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region. The Company's Grand Targhee resort attracts more than 40% of its skiers from outside its local skiing population.

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

Results of Operations of the Company

    Overview

    The Company's results of operations are significantly impacted by weather conditions. Northstar and Sierra experienced unseasonably dry weather and a lack of natural snowfall during November and December of 1999. However, snowfall for these resorts returned to more normal levels during January 2000. Bear Mountain experienced a lack of natural snowfall during the first half of the 1999/00 ski season due to dry weather in Southern California. The East experienced variable temperatures and a lack of natural snowfall through the middle of January 2000, although conditions began to improve in the second half of January. These conditions negatively impacted terrain availability, snowmaking conditions and skier days at the Company's California and New Hampshire resorts during the Company's first fiscal quarter of 2000. The Summit experienced generally favorable snow conditions during the first half of the 1999/00 ski season. Grand Targhee had a delayed opening due to lower than expected levels of natural snowfall through early December 1999, however, increased snowfall during the remainder of December 1999 and January 2000 have returned snow conditions to more typical levels.

    Three Months Ended January 28, 2000 as Compared to the Three Months Ended January 29, 1999

    Total revenue for the three months ended January 28, 2000 was $44,714,000, a decrease of $1,585,000, or 3%, from the Company's revenues for the three months ended January 29, 1999. Revenues from resort operations decreased $2,430,000, or 5%, for the 2000 period as compared to the 1999 period. Revenues from real estate operations for the three months ended January 28, 2000 were $845,000, which was due to the closing of escrow on three lots within Phases 4 and 4A of the Big Springs development located at Northstar.

    For the 1999/00 ski season, the Company introduced new aggressively priced season pass products at Sierra, Bear Mountain, Waterville Valley, Mt. Cranmore, Loon Mountain, the Summit and Grand Targhee, which were designed to stimulate demand and take advantage of off-peak capacity. This initiative resulted in an increase of approximately $7,100,000 in the total amount of season pass products sold for the 1999/00 season when compared to the 1998/99 season. Revenues from these season pass products are recognized ratably over the ski season, and increased by approximately $3,100,000 for the three months ended January 28, 2000 as compared to the 1999 period.

    Due to the unfavorable weather and terrain conditions experienced by most of the Company's resorts during the first half of the 1999/00 ski season, the Company experienced significant declines in both paid and total skier visits during the three months ended January 28, 2000 as compared to the same period in 1999. In addition, as anticipated, the Company has experienced a shift between paid skier visits and season pass visitation due to the introduction of new season pass products at most of the Company's resorts. Total skier visits declined by 18% for the 2000 period as compared to the 1999 period, while paid skier visits declined by 27%.

    For the 1999/00 ski season, the Company has arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), the New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. The policies have a deductible for the initial decline from targeted paid skier visit levels, coinsurance for a portion of the next 10% decline in paid skier visits, and a stated maximum coverage level. The policies provide coverage for substantially all risks relating to paid skier visit levels, including weather perils, road and airport closures, downturns in the economy, strikes and most other events that reduce the targeted number of paid skier visits. For the three months ended January 28, 2000, the Company has recorded a receivable and resort operating revenues of $5,000,000 for expected claims proceeds attributable to the decline from targeted paid skier visits for the three months ended January 28, 2000. This estimate assumes that targeted policy levels of paid skier visits are achieved for the Company's second fiscal quarter ending April 28, 2000. In the event that actual paid skier visits for the Company's second fiscal quarter of 2000 differ from targeted policy levels, the eventual claim under the paid skier visit insurance policies could be higher or lower than the $5,000,000 estimated claim as of January 28, 2000.

    Excluding the effects of paid skier visit insurance, Northstar, Sierra and Bear Mountain experienced declines in resort revenues for the 2000 period as compared to the 1999 period of $2,566,000, $2,580,000 and $1,873,000 respectively, which was due primarily to reduced skier visits. Revenues for Waterville Valley, excluding the effects of paid skier visit insurance, declined by $1,106,000 for the 2000 period, of which $635,000 was due to the conversion of the resort's retail operations to a concessionaire arrangement for the 1999/00 ski season, with the remaining shortfall due primarily to lower skier visits. Revenues for Loon Mountain, excluding the effects of paid skier visit insurance, increased by $312,000 due primarily to higher season pass revenues, which offset declines in paid skier visits, lift ticket revenues and other ski related revenues experienced as a result of the poor early season conditions. The Summit generated $463,000 in additional revenues due principally to increased season pass revenue, which was partially offset by decreased lift ticket revenue. Revenues for Mt. Cranmore, excluding the effects of paid skier visit insurance, and Grand Targhee were generally comparable between the periods.

    Cost of sales for resort operations for the three months ended January 28, 2000 were $26,145,000, a decrease of $3,144,000, or 11%, as compared to the 1999 period. The decline was primarily due to the combined effects of the following: (1) lower business volumes and aggressive variable cost management at most of the resorts, (2) elimination of certain nonrecurring maintenance, operations, snow removal and other costs at the Summit, and (3) elimination of $400,000 in retail costs of sales at Waterville Valley due to the conversion of the resort's retail operations to a concessionaire arrangement for the 1999/00 ski season. Selling, general and administrative expenses for the three months ended January 28, 2000 were $6,650,000, a decrease of $421,000, or 6%, as compared to the 1999 period. The decrease was due to reduced corporate general and administrative costs coupled with efforts to maintain marketing and sales costs at historical levels at all of the Company's resorts.

    Cost of sales for real estate operations was $333,000 for the three lot closings which occurred during the 2000 period, including $331,000 of noncash cost of real estate sales.

    Interest expense for the three months ended January 28, 2000 totaled $4,825,000, a decrease of $143,000 from the Company's interest expense for the three months ended January 29, 1999.

    Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no income tax benefit is expected for the year ended October 27, 2000 due to continued operating losses. Accordingly, during the three months ended January 28, 2000, no income tax provision has been provided.

    "EBITDA" represents income from operations before depreciation and amortization expense and the noncash cost of real estate sales. EBITDA for the three months ended January 28, 2000 was $11,917,000, an increase of $1,978,000 or 20% over EBITDA of $9,939,000 for the three months ended January 29, 1999.

    Three Months Ended January 29, 1999 as Compared to the Three Months Ended January 30, 1998

    The Company's results of operations for the historical three months ended January 29, 1999 includes the results of all of the Company's resorts for the entire period. The results of operations for the historical three months ended January 30, 1998 excluded the results of Loon Mountain, which was acquired on February 26, 1998.

    Total revenue for the three months ended January 29, 1999 was $46,299,000, an increase of $7,283,000, or 19%, over the Company's revenues for the three months ended January 30, 1998. The increase was principally due to the inclusion of Loon Mountain in the 1999 period, which contributed $5,407,000 in revenues during the first quarter of fiscal 1999. In addition, Northstar and Sierra generated additional revenues of $530,000 and $196,000, respectively, due to improved yields. The Summit generated $1,503,000 in additional revenues due to an earlier opening and improved yields in its food and beverage, snow school and retail businesses. These gains were partially offset by reduced revenues at Waterville Valley and Mt. Cranmore due to unfavorable weather conditions in December 1998 and January 1999. Bear Mountain realized increased revenues in November 1998 due to an earlier opening. However, the early season gains at Bear Mountain were eroded in the following January due to the continued lack of natural snowfall. Revenues for Grand Targhee were generally comparable between the periods.

    Total operating expenses for the three months ended January 29, 1999 were $41,161,000, an increase of $10,766,000 over the 1998 period. The principal causes of the increase are as follows:

                                                       (In thousands)

   Total operating expenses - three months
    ended January 29, 1998...........................      $30,395
   Acquisition of Loon Mountain:
    Cost of sales - resort operations................        3,431
    Selling, general and administrative..............          588
    Depreciation and amortization....................          605
                                                         ----------
                                                             4,624

   Additional maintenance, operations, snow
    removal and severance costs, and costs
    associated with an earlier opening and
    revenue penetration efforts and new
    operations at the Summit.........................        1,982
   Costs of new corporate initiatives and
    process improvements and costs associated
    with new management personnel and functional
    expertise........................................        1,236
   Increased depreciation due to higher average
    asset balances...................................          603
   Increased snowmaking costs at Bear Mountain due
    to the lack of natural snowfall..................          456
   Lease costs for three new lifts at the
    Summit and Bear Mountain.........................          247
   Labor associated with earlier openings at
    Northstar, Sierra and Bear Mountain..............          197
   Inflation, consistent accrual practices
    among resorts and other changes, net.............        1,421
                                                         ----------
   Total operating expenses - three months
    ended January 29, 1999...........................      $41,161
                                                         ==========

    As reflected above, the inclusion of Loon Mountain in the 1999 period resulted in an increase of $4,624,000 in expenses as compared to the 1998 period.

    At the Summit, the Company incurred significant nonrecurring costs during the three months ended January 29, 1999 to appropriately prepare its facilities, vehicle and snow grooming fleet, communications infrastructure and processes and systems for the operation of the resort. In addition, record levels of snowfall severely hampered operating efforts and resulted in significant increases in snow removal, grounds maintenance and related costs. The Company also accrued severance costs associated with certain personnel changes at the Summit. Further, the resort opened thirteen days earlier for the 1998/99 ski season as compared to the prior season. Also, the resort implemented various revenue penetration efforts and began operating a new ski school business that was previously operated by a third party, which contributed to the cost increases at the Summit. The earlier opening, revenue penetration efforts and new ski school generated an increase in revenues of $1,503,000 for the three months ended January 29, 1999 as compared to the 1998 period.

    During fiscal 1999, the Company initiated various efforts to improve its marketing collateral and database, establish strategic marketing alliances, introduce new service offerings, evaluate potential revenue growth opportunities and strategies, install public relations channels, implement enhanced guest service training for employees, institute performance management systems and evaluate technology related tools and methodologies. Further, during the 1999 period the Company was conducting system and process improvements in substantially all key administrative and operations areas. The Company also added certain key corporate personnel and functional expertise during the 1999 period to enhance its management team.

    Interest expense for the three months ended January 29, 1999 totaled $4,968,000, an increase of $881,000 over the Company's interest expense for the three months ended January 30, 1998, reflecting generally higher levels of borrowings in the 1999 period due principally to debt incurred to finance the Loon Mountain acquisition.

    Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no income tax benefit was recognized for the year ended October 29, 1999 due to continued operating losses. Accordingly, during the three months ended January 29, 1999, no income tax provision was provided.

    EBITDA for the three months ended January 29, 1999 was $9,939,000, a decrease of $2,275,000 or 19% over EBITDA of $12,214,000 for the three months ended January 30, 1998.

Liquidity and Capital Resources

    The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The
Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility, as amended and restated on January 28, 1999 and May 18, 1999, currently provides for borrowing availability of up to $25 million during the term of such facility, which expires March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to certain amounts maintained by the Company in certain depository accounts with Fleet National Bank (fomerly BankBoston, N.A.), for a period of 60 consecutive days each year commencing between February 1 and February 28. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities and to build retail and other inventories prior to the start of the skiing season and for other cash requirements. As of January 28, 2000 and February 25, 2000, outstanding borrowings under the Senior Credit Facility totaled approximately $12.6 million and $2.2 million, respectively.

    On November 17, 1999, the Company, through its wholly-owned subsidiary, Trimont Land Company ("TLC"), consummated the sale of certain single family development property located at Northstar (the "Unit 7 and 7A Development") to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "TLH Note") for a minimum of $1,050,000. The proceeds of the sale were applied against the outstanding borrowings under the Senior Credit Facility in order to provide the Company with additional liquidity for early 1999/00 ski season operations. Under the terms of the TLH Note, TLC will receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds of the resale of the lots within the Unit 7 and 7A Development. "Net Cash Proceeds" is defined as gross proceeds received by TLH from the subsequent resale of the lots, after deduction for (1) the proceeds applied to repay any indebtedness incurred by TLH in connection with its financing of the purchase of the lots, (2) any fees or other costs incurred by TLH in connection with its financing of the purchase or sales of the lots, and (3) any corporate overhead costs incurred by TLH attributable to the purchase, maintenance, marketing or sale of the lots. The TLH Note is prepayable at any time, and is due on the earlier to occur of January 30, 2001 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, TLC has (i) retained the obligation to complete the scheduled construction of the development in accordance with the tentative site development plan, and (ii) an option to repurchase the Unit 7 and 7A Development from TLH. Northstar will recognize revenue and related cost of sales for these real estate transactions upon the substantial completion of construction and the close of escrow for the sales between TLH and third party buyers.

    The Company had a net working capital deficit of $35.0 million (including $12.6 million in outstanding borrowings under the Senior Credit Facility, and excluding $11.4 million of unearned revenue and deposits from resort operations for deferred season pass and loyalty membership product sales, lodging deposits, prepaid ticket vouchers and other advance product sales, which will not require cash spending to settle such liabilities) as of January 28, 2000, which will negatively affect liquidity during the remainder of 2000.

    The Company generated cash from operating activities of $18.4 million for the three months ended January 28, 2000 as compared to $13.7 million for the three months ended January 29, 1999. This increase is principally due to the sale of the Unit 7 and 7A Development to TLH as previously discussed.

    Cash used in investing activities totaled $5.3 million and $8.7 million for the three months ended January 28, 2000 and January 29, 1999, respectively. The results for the 2000 and 1999 periods primarily reflect capital expenditures for the purchase of property and equipment.

    Cash used in financing activities totaled $11.8 million and $3.4 million for the three months ended January 28, 2000 and January 29, 1999, respectively. The results for the 2000 and 1999 periods primarily reflect repayments on the Senior Credit Facility and long-term debt.

    The Company's capital expenditures for property and equipment during the three months ended January 28, 2000 were approximately $8.1 million (including $2.8 million of equipment acquired through capital lease arrangements and other debt). Based on the Company's existing operations, management anticipates that remaining capital expenditures for property and equipment in fiscal 2000 and fiscal 2001 will be approximately $14 million to $16 million in the aggregate, including approximately $4 million in resort maintenance for each year. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and borrowings under the Senior Credit Facility.

    There were no significant commitments for future capital expenditures at January 28, 2000. However, the Company has an early buy-out option that has been extended to April 28, 2000 for the purchase of three high speed detachable quad lifts that were installed at the Summit and Bear Mountain at the start of the 1998/99 ski season. The lifts were obtained under an operating lease arrangement. In the event the early buy-out option is exercised, the Company would be required to pay approximately $4.5 million to purchase the lifts.

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

    In addition, the Senior Credit Facility and the Indenture each contain covenants that, among other things, significantly limit the Company's ability to obtain additional sources of capital and may affect the Company's liquidity. These covenants restrict the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any non-guarantor, or transfer all or substantially all of the assets of the Company. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer.

    The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. The Company's ability to meet these financial covenants may be affected by events beyond its control, and there can be no assurance that the Company will meet those covenants.

    The Company reached agreement for the proposed sale of certain developmental real estate (the "Joint Venture Development Property"), consisting of approximately 250 acres of land at Northstar, to a newly formed joint venture between the Company and East West Partners, Inc. ("East West"), a Colorado based real estate development firm. The proposed transaction is subject to a number of significant closing conditions, including (1) required consents and approvals, including those of certain of the Company's creditors and (2) completion of title evaluations and subdivision requirements to effect the transfer of the Joint Venture Development Property. Under the terms of the proposed transaction, the Company would receive an upfront cash payment ranging from $10 million to $15 million depending on the amount of real estate transferred at the initial closing (with the remainder of the upfront cash payment upon the subsequent transfer of parcels not transferred at the initial closing), and additional payments based on gross sales of the developed real estate as well as a 20% interest in the joint venture. The Company is required to invest $5 million of the $15 million upfront cash payment in capital improvements to the Northstar resort. Additionally, in the event the planned transaction with East West is consummated, the Company anticipates using a portion of the proceeds therefrom to repurchase the Unit 7 and 7A Development property from TLH. The Company has retained approval rights over certain components of the master development plan for the proposed development. There can be no assurances that the conditions to the transaction will be satisfied or that the transaction will be consummated on the terms described or at all.

    The Company currently has $133.5 million aggregate principal amount of Senior Notes outstanding, which will result in annual cash interest requirements of approximately $16.7 million. The Company expects that cash generated from operations, cash proceeds of planned real estate sales at Northstar and planned divestitures of other real estate and non-strategic assets, together with borrowing availability, will be adequate to fund the interest requirements on the Senior Notes and the Company's other cash operating and debt service requirements over the next twelve months. However, for the twelve months ended January 28, 2000, the Company's ratio of EBITDA before unusual items to interest expense was 1.63, and as of January 28, 2000, the ratio of the Company's total debt to EBITDA before unusual items for the last twelve months was 5.10. For the twelve months ended January 28, 2000, the Company's earnings would have been inadequate to cover fixed charges by $17.6 million. Any decline in the Company's expected operating performance or the failure to sell real estate at Northstar or achieve planned divestitures of other real estate and non-strategic assets, in each case on the terms anticipated, could have a material adverse effect on the Company's financial position and liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell other assets or obtain additional financing. No assurance can be given of the Company's ability to do so or the terms of any such transaction. In addition, the Company would require additional financing for expansion of its existing properties or for future acquisitions, if any. No assurances can be given that any such financing would be available on commercially reasonable terms. See "Forward-Looking Statements" herein.

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

    In prior years, the Company discussed the nature and progress of its plans to become year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year

2000 date change. The Company expended approximately $800,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from year 2000 issues, either with its services, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed.

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

Regulation and Legislation

    The Company's operations are dependent upon its ownership or control over the real property constituting each resort. The real property presently used at the Northstar and Mt. Cranmore resorts is owned by the Company. The Company has the right to use a substantial portion of the real property associated with the Bear Mountain, Sierra, Summit, Grand Targhee, Loon Mountain and Waterville Valley resorts under the terms of Term Special Use Permits issued by the United States Forest Service. The Bear Mountain permit expires in 2020, the Sierra permit expires in 2039, the Waterville Valley permit expires in 2034, the Summit permit expires in 2032 and the Grand Targhee permit expires in 2034.

    A substantial portion of the real property associated with the Loon Mountain resort is likewise used under United States Forest Service permits. In 1993, the United States Forest Service authorized various lift, trail and snowmaking improvements on Loon Mountain and an expansion onto South Mountain. In 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") overturned this authorization on the ground that the United States Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). Certain improvements, including a snowmaking pipeline and part of the expansion, had been constructed before the First Circuit ruled. On May 5, 1997, the United States District Court for the District of New Hampshire (the "District Court") entered a stipulated order which authorized existing improvements to remain in place and existing operations to continue but generally prohibited future construction, restricted use of a major snowmaking water source, and required certain water discharge permits to be pursued, pending United States Forest Service reconsideration of the projects under NEPA. These authorizations and limitations were incorporated into the final order issued by the District Court on December 11, 1998, and will remain in effect until the United States Forest Service completes its NEPA review and issues a new decision. On February 12, 1999, the District Court agreed that the United States Forest Service may combine this NEPA review with its evaluation and analysis of the existing snowmaking pipeline. On December 13, 1999, the United States Forest Service announced that it expects to issue the draft NEPA documentation by June 2000 and the final NEPA documentation by November 2000.

    In August 1997, the United States Forest Service authorized the Loon Mountain resort to construct a new snowmaking pipeline across permitted land. The United States Forest Service found that such construction was consistent with the District Court order and enabled the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline was completed, its use was challenged by private parties who asserted that the United States Forest Service violated NEPA. On March 10, 1998, the District Court issued a series of further orders which, among other things, directed the United States Forest Service to re-evaluate the pipeline and enjoined the Loon Mountain Resort from using the pipeline pending further action by the court. On July 2, 1998, the United States Forest Service issued a new decision approving the pipeline, which was challenged by several private parties, who again asserted that it violated NEPA. The United

States Forest Service subsequently withdrew its decision authorizing the pipeline to conduct further review and the District Court consolidated the lawsuits concerning the pipeline. On November 19, 1998, the District Court modified the injunction allowing Loon Mountain to use the pipeline to withdraw and convert 159.7 million gallons of water per ski season into snow while the United States Forest Service further reviews the pipeline under NEPA. On February 12, 1999, the District Court issued a final order, which dismissed the consolidated lawsuit concerning the pipeline in light of the United States Forest Service's decision to conduct further review of the pipeline, and specified that the limitation on pipeline usage will continue until that review is completed and a new decision is issued. On January 28, 2000, the District Court modified the final order to allow Loon Mountain to convert up 190 million gallons of water into snow during the 1999/00 ski season subject to certain additional conditions.

    Existing use of Loon Mountain is authorized under a Term Special Use Permit, which covers facilities and expires in 2006; existing non-skiing use of Loon Mountain's South Mountain area is authorized under an annual permit issued by the United States Forest Service that is subject to reissuance each year. After the United States Forest Service reconsiders the pipeline improvements and expansion under NEPA, it will need to render a new decision and, if appropriate, issue a new Term Special Use Permit. At that time, the conditions imposed by the two District Court orders will terminate. Based upon the existing administrative record, and certain proposed modifications to the resort's snowmaking operations which are intended to better protect water resources, the Company expects that the pipeline improvements and expansion will be approved by the United States Forest Service. However, no assurance can be given regarding the timing or outcome of this process.

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

    Except for certain permitting and environmental compliance matters relating to the Loon Mountain resort, the Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation.

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

    In addition, the Loon Mountain resort was notified in September 1997 that it had allegedly filled certain wetlands at the resort in violation of the CWA. In response, Loon Mountain worked with the EPA to remove the alleged fill and implement certain erosion control measures. On January 15, 1998, an individual notified the EPA, Loon Mountain, and certain other persons that he intended to initiate a lawsuit under the CWA regarding the alleged wetland violation. On February 2, 1998, the EPA wrote to such individual stating that the alleged fill had been removed and that the EPA does not believe there is a continuing violation at the site. On January 18, 2000, in papers filed in connection with the District Court's modification of the final order in the pipeline litigation, the same individual again alleged that Loon Mountain had previously filled wetlands in violation of the CWA. The Company does not have any further notice of any threatened lawsuit or other action regarding this matter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in information relating to market risk since the Company's disclosure in Item 7a. of the Company's Annual Report on Form 10-K for the year ended October 29, 1999 as filed with the Securities and Exchange Commission.

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

    In connection with the merger with Loon Mountain Recreation Corporation ("LMRC"), certain shareholders of LMRC (the "LMRC Shareholder Plaintiffs") filed a lawsuit against LMRC and its former directors alleging breach of fiduciary duty and against the Company alleging that the Company failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute") in connection with the transaction. The two lawsuits were consolidated in the Superior Court of Grafton County, New Hampshire. Prior to the filing of the lawsuit against the Company, the Company received a "no action" order from the Bureau of Securities Regulation, New Hampshire Department of State (the "Bureau") finding that the Takeover Statute was inapplicable to the proposed merger. The LMRC Shareholder Plaintiffs' initial request for a preliminary injunction prohibiting the Company (or its affiliates) from proceeding with the LMRC merger was denied by the court. Before the litigation proceeded further, and prior to the merger, the parties to the merger agreement amended such agreement. The Company then obtained an additional order by the Bureau that the Takeover Statute did not apply to the merger transaction. The Company answered the LMRC Shareholder Plaintiffs' petition and filed a motion to dismiss the LMRC Shareholder Plaintiffs' action against the Company asserting that the Takeover Statute did not apply to the transaction as a matter of law. The court initially denied the Company's motion to dismiss but granted the motion to dismiss upon reconsideration. LMRC Shareholder Plaintiffs appealed the dismissal to the New Hampshire Supreme Court and oral arguments were heard in January of 2000; the New Hampshire Supreme Court's decision has not yet been entered. Potential remedies under the Takeover Statute include money damages and rescission of the transaction. While the Company does not believe the LMRC Shareholder Plaintiffs will prevail in their actions, no assurances can be made regarding the outcome of these actions.

    LMRC Shareholder Plaintiffs' breach of fiduciary duty action against LMRC, Parent and its former directors remains pending and discovery is being conducted. The Company has filed a Motion for Summary Judgement and has requested a continuance from an April of 2000 trial date, pending the outcome of the Corporation Act case described below. The LMRC Shareholder Plaintiffs were given leave by the court to amend their complaint to seek money damages against the Company, LMRC and its former directors. If the LMRC Shareholder Plaintiffs are successful in obtaining a judgment against the former LMRC directors, the Company may have certain obligations to indemnify the former directors pursuant to the former LMRC by-laws. While the Company does not believe LMRC Shareholder Plaintiffs will prevail in this lawsuit, no assurances can be made regarding the outcome of this litigation.

    Also in  connection  with  the  merger  with  LMRC,  the  LMRC  Shareholder
Plaintiffs exercised dissenters' rights under the New Hampshire Business Corporation Act (the "Corporation Act"). Under the statutory procedure for settling the LMRC Shareholder Plaintiffs' dissenters' rights, LMRC paid the plaintiffs an aggregate of $34,436, or $30.61 per share, as its estimate of the fair value of their 1,125 shares. The LMRC Shareholder Plaintiffs demanded additional payments necessary to compensate them for the $71.38 per share price, plus interest, which they asserted as the fair value of their shares. Pursuant to the Corporation Act, LMRC commenced a proceeding in the Superior Court of Grafton County, New Hampshire seeking a judicial appraisal of the value of the LMRC Shareholder Plaintiffs' shares in LMRC. Discovery in the case is pending and trial is to be set for March of 2000. While the Company believes that the amount paid to the LMRC Shareholder Plaintiffs prior to the commencement of the appraisal proceeding represents the fair value of their shares, there can be no assurance as to the value which the appraisal proceeding will assign to the LMRC Shareholder Plaintiffs' 1,125 shares.

    In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened in the lawsuit. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff, along with the intervening environmental group, (collectively or individually, the "Environmental Plaintiffs") appealed. In December 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") reversed the District Court decision and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. The District Court then entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any associated pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue;
requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the original Forest Service approval to their preexisting condition if not ultimately re-approved by the Forest Service. This order remains in effect until the supplemental NEPA process is completed. The Forest Service has revised its target date for when it expects to issue draft NEPA documentation from the Fall of 1999 to June of 2000. The Company can give no assurance regarding the timing or outcome of such process. The Environmental Plaintiffs also filed a motion asking the District Court to impose against LMRC a CWA civil penalty of $5,550,125 and attorney's fees and costs in connection with LMRC's discharges into Loon Pond during its snowmaking operations for the 1996/97 ski season and prior years. The discharge at issue involved water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into Loon Pond. The District Court dismissed the claim for civil penalties and attorney's fees under the CWA and one of the Environmental Plaintiffs appealed to the First Circuit. The District Court stayed the appeal through March 6, 2000, initially to wait for the United States Supreme Court to rule in a different case involving the CWA, and then to permit settlement negotiations; the parties have jointly requested the stay continue through April 5, 2000. The parties are required to file a status report with the First Circuit by March 7, 2000. In connection with the merger with LMRC, the Company obtained a specific insurance policy providing $4.5 million of coverage (above a $1.2 million deductible) to cover any civil penalties, fees and costs that the District Court may assess against LMRC.

    In 1997, the Environmental Plaintiffs filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. LMRC intervened in the lawsuit. The District Court held that the Forest Service had violated NEPA by failing to consider the potential effects of an increase in snowmaking capacity. The District Court then enjoined Loon Mountain from using the pipeline but later modified the injunction to permit LMRC to use the pipeline provided that, among other things, it does not make snow in excess of the historic production level utilizing 159.7 million gallons. On February 12, 1999, the District Court dismissed the pipeline litigation and allowed the Forest Service to combine its NEPA analysis of the pipeline with the pending NEPA analysis of the South Mountain expansion. The injunction authorizing LMRC to use the pipeline to supply water for making historical levels of snow remains in place, but was further modified to permit LMRC to use 190 million gallons of water for snowmaking during the 1999/00 ski season subject to certain additional conditions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits

    Exhibit No.                             Description of Exhibit
    -----------                             ----------------------
       10.1 Form of Agreement for Purchase and Sale of Real Property dated February 11, 2000 by and between Trimont Land Company and East West Partners, Inc.

       10.2                    Form  of   Operating   Agreement   of  Northstar
                               Holdings, L.L.C. by and between Trimont Land Company and East West Resort Development V, L.L.L.P.

       27.1                    Financial Data Schedule

    b. Reports on Form 8-K

    No reports on Form 8-K were filed during the quarterly period ended January 28, 2000.

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


                                  By:          /s/ BRIAN J. POPE
                                     ------------------------------------------
                                                  Brian J. Pope
                                      Vice President of Accounting and Finance,
                                            (Principal Accounting Officer)


March 10, 2000