Form 10-Q
period 2000-04-28
BOOTH CREEK SKI HOLDINGS INC
filed 2000-06-12
CIK 1037253

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended April 28, 2000

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

                                 (970) 476-1311
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     As of May 26, 2000, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

===============================================================================

                         TABLE OF CONTENTS



Item                                                        Page Number

                  PART I - FINANCIAL INFORMATION

 1.   Financial Statements....................................    1

 2.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations.....................    9

 3.   Quantitative and Qualitative Disclosures about
      Market Risk.............................................   18

                    PART II - OTHER INFORMATION

 1.   Legal Proceedings.......................................   19

 5.   Other Information.......................................   21

 6.   Exhibits and Reports on Form 8-K........................   21

Signatures....................................................   22

ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                    April 28,     October 29,
                                                      2000           1999
                                                --------------- ---------------
                  ASSETS                          (Unaudited)

Current assets:
  Cash .......................................  $           617 $           461
  Accounts receivable, net of allowance of
   of $88 and $65, respectively...............            1,862           1,709
  Insurance proceeds receivable...............            7,368           1,799
  Inventories ................................            2,029           2,786
  Prepaid expenses and other current
   assets ....................................              605           1,032
                                                --------------- ---------------
Total current assets .........................           12,481           7,787

Property and equipment, net ..................          152,304         152,316
Real estate held for development and sale ....            9,017           8,851
Deferred financing costs, net of
  accumulated amortization of $3,553 and
  $3,078, respectively .......................            5,694           6,071
Timber rights and other assets ...............            8,483           7,246
Goodwill, net of accumulated amortization
  of $7,762 and $6,581, respectively .........           26,948          28,075
                                                --------------- ---------------
Total assets .................................  $       214,927 $       210,346
                                                =============== ===============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Senior credit facility ....................   $         5,984 $        23,035
  Current portion of long-term debt .........             1,544           1,468
  Accounts payable and accrued liabilities ..            30,709          28,593
                                                --------------- ---------------
Total current liabilities ...................            38,237          53,096

Long-term debt ..............................           136,687         136,483

Other long-term liabilities .................                25              50

Commitments and contingencies

Preferred stock of subsidiary; 28,000
  shares authorized, 15,000 shares issued
  and outstanding at April 28, 2000
  (17,000 shares at October 29, 1999);
  liquidation preference and redemption
  value of $1,888 at April 28, 2000 .........             1,888           2,133

Shareholder's equity:
  Common stock, $.01 par value; 1,000
   shares authorized, issued and
   outstanding ..............................                 -               -
  Additional paid-in capital ................            72,000          72,000
  Accumulated deficit .......................           (33,910)        (53,416)
                                                --------------- ---------------
Total shareholder's equity ..................            38,090          18,584
                                                --------------- ---------------
Total liabilities and shareholder's
  equity ....................................   $       214,927 $       210,346
                                                =============== ===============


                          See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                Three Months Ended          Six Months Ended
                               ---------------------      ---------------------
                               April 28,   April 30,      April 28,   April 30,
                                 2000        1999           2000        1999
                               ---------   ---------      ---------   ---------
                                                  (Unaudited)
Revenue:
  Resort operations..........    $65,415     $56,791       $109,284    $103,090
  Real estate and other......         -           -             845          -
                               ---------   ---------      ---------   ---------
Total revenue................     65,415      56,791        110,129     103,090

Operating expenses:
  Cost of sales - resort
   operations................     29,474      29,978         55,619      59,267
  Cost of sales - real estate
   and other.................         -           -             333          -
  Depreciation...............      5,137       5,396         10,024       9,603
  Amortization of goodwill and
   other intangible assets...        600         596          1,206       1,190
  Selling, general and
   administrative expense....      6,955       6,795         13,605      13,866
                               ---------   ---------      ---------   ---------
Total operating expenses.....     42,166      42,765         80,787      83,926

Operating income.............     23,249      14,026         29,342      19,164


Other expense:
  Interest expense...........    (4,416)     (4,720)        (9,241)     (9,688)
  Amortization of deferred
  financing costs............      (240)       (307)          (475)       (636)
  Other expense..............       (33)       (179)           (21)       (175)
                               ---------   ---------      ---------   ---------
  Total other expense........    (4,689)     (5,206)        (9,737)    (10,499)
                               ---------   ---------      ---------   ---------

Income before minority interest   18,560       8,820         19,605       8,665

Minority interest............       (52)        (55)           (99)       (114)
                               ---------   ---------      ---------   ---------
Net income...................    $18,508      $8,765        $19,506      $8,551
                               =========   =========      =========   =========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Six Months Ended
                                                -------------------------------
                                                  April 28,          April 29,
                                                    2000               1999
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net income.....................................   $  19,506         $    8,551
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation................................      10,024              9,603
   Amortization of goodwill and other
    intangible assets .........................       1,206              1,190
   Noncash cost of real estate sales ..........         331                 -
   Amortization of deferred financing costs ...         475                636
   Minority interest ..........................          99                114
   Changes in operating assets and liabilities:
    Accounts receivable .......................        (153)             (419)
    Insurance proceeds receivable..............      (5,569)                -
    Inventories ...............................         757              1,728
    Prepaid expenses and other current assets..         427                249
    Accounts payable and accrued liabilities...       1,066             (1,724)
    Other long-term liabilities ...............         (25)               (87)
                                                -------------     -------------
Net cash provided by operating activities......      28,144             19,841

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (7,184)           (10,717)
Acquisition of businesses .....................           -               (661)
Capital expenditures for real estate
 held for development and sale ................        (497)              (447)
Other assets ..................................        (266)            (1,112)
                                                -------------     -------------
Net cash used in investing activities .........      (7,947)           (12,937)

Cash flows from financing activities:
Net repayments of senior credit facility ......     (17,051)            (4,360)
Principal payments of long-term debt ..........      (2,548)            (1,574)
Deferred financing costs ......................         (98)              (432)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................        (344)              (365)
                                                -------------     -------------
Net cash used in financing activities .........     (20,041)            (6,731)
                                                -------------     -------------
Increase in cash ..............................         156                173

Cash at beginning of period ...................         461                625
                                                -------------     -------------
Cash at end of period ......................... $       617       $        798
                                                =============     =============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 28, 2000


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

   Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

   The accompanying consolidated financial statements as of April 28, 2000 and for the three and six month periods ended April 28, 2000 and April 30, 1999 are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at April 28, 2000, and its operating results and cash flows for the three and six month periods ended April 28, 2000 and April 30, 1999. Due to the highly seasonal nature of the Company's business, the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1999.

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

2. Insurance Proceeds Receivable

   For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. The policies have a deductible for the initial decline from targeted paid skier visit levels, coinsurance for a portion of the next 10% decline in paid skier visits, and stated maximum coverage levels. The policies provide coverage for substantially all risks relating to paid skier visit levels, including adverse weather conditions, road and airport closures, downturns in the economy, strikes and most other events that reduce the targeted number of paid skier visits. In the accompanying consolidated financial statements as of and for the six months ended April 28, 2000, the Company has recorded a receivable and resort operating revenues of $6,600,000 for expected claims proceeds attributable to the decline from targeted paid skier visits for the 1999/2000 season. The Company is currently in the process of filing claims under the Lake Tahoe, New Hampshire and Bear Mountain policies, which are subject to the review and approval of the insurance underwriters.

   Also included in insurance proceeds receivable as of April 28, 2000 is $768,000 due for reconstruction of the restaurant facility at the top of

                         BOOTH CREEK SKI HOLDINGS, INC.

Northstar's terrain, which was destroyed in an electrical fire on February 26, 1999.

3. Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities consist of the following:

                                               April 28,          October 29,
                                                 2000                1999
                                            ----------------   ----------------
                                                      (In thousands)

   Accounts payable....................          $9,621              $10,072
   Accrued compensation and benefits...           3,713                3,279
   Taxes other than income.............             669                1,099
   Unearned   revenue   and
   deposits - resort operations........           3,881                9,887
   Unearned   revenue   -   real
   estate operations...................           7,050                   -
   Interest............................           2,469                2,492
   Other...............................           3,306                1,764
                                            ----------------   ----------------
                                                $30,709              $28,593


4. Financing Arrangements

Senior Credit Facility

   The total maximum borrowing availability under the provisions of the Company's Amended and Restated Credit Agreement (the "Senior Credit Facility") is $25 million. The final maturity date of the Senior Credit Facility is March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to certain amounts maintained by the Company in certain depository accounts with Fleet National Bank, for a period of 60 consecutive days each year commencing between February 1 and February 28. Total borrowings outstanding under the Senior Credit Facility at April 28, 2000 were approximately $6.0 million, which bore interest at an annual rate of 9.0% on such date.

Long-Term Debt

   As of April 28, 2000, the Company had outstanding $133.5 million aggregate principal amount of its senior debt securities (the "Senior Notes"). The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date.

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

                        BOOTH CREEK SKI HOLDINGS, INC.

transactions   with   affiliates,   (viii)   enter  into  sale  and   leaseback
transactions, (ix) create dividend or other payment restrictions affecting Restricted Subsidiaries; (x) merge or consolidate the Company or any Guarantors; and (xi) transfer and sell assets.

   The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. Booth Creek is a holding company and has no operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the assets, equity, income and cash flow of DRE, LLC, Booth Creek's only non-guarantor subsidiary, are inconsequential and the membership interest in DRE, LLC is entirely owned by Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or its non-guarantor subsidiary because management has determined that such information is not material to investors.

   During the six months ended April 28, 2000, the Company entered into long-term debt and capital lease obligations of $2,828,000 for the purchase of equipment.

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

   The Company is involved in continuing discussions with East West Partners, Inc., a Colorado based real estate development firm, for the proposed sale of certain developmental real estate consisting of approximately 500 acres of land at Northstar. Any proposed transaction would be subject to a number of closing conditions and requirements, including (1) required consent of the Company's lender under the Senior Credit Facility, (2) limitations on asset sales and other provisions under the Indenture for the Senior Notes, (3) completion of title evaluations and subdivision requirements to effect the transfer of the subject property, and (4) other normal and customary closing conditions.

6.    Income Taxes

   Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no income tax benefit is expected for the year ended October 27, 2000 due to continued operating losses. Accordingly, during the six months ended April 28, 2000, no income tax provision has been provided.

                        BOOTH CREEK SKI HOLDINGS, INC.

7.    Business Segments

   The Company currently operates in two business segments, Resort Operations and Real Estate and Other. Data by segment is as follows:


                               Three Months Ended          Six Months Ended
                             -----------------------    -----------------------
                              April 28,   April 30,       April 28,   April 30,
                                2000        1999            2000       1999
                             ----------  -----------    -----------  ----------
                                              (In thousands)
   Revenue:
    Resort operations....       $65,415      $56,791       $109,284     $103,090
    Real  estate  and
      other..............            -           -              845           -
                             ----------  -----------    -----------  -----------
                                $65,415      $56,791       $110,129     $103,090
                             ==========  ===========    ===========  ===========

   Operating income:
    Resort operations....       $23,249      $14,026        $28,830      $19,164
    Real  estate  and
      other..............            -            -             512           -
                             ----------  -----------    -----------  -----------
                                $23,249      $14,026        $29,342      $19,164
                             ==========  ===========    ===========  ===========


                                                  April 28,     October 29,
                                                    2000           1999
                                                -------------  -------------
                                                       (In thousands)
   Identifiable assets:
    Resort operations..................           $194,409        $188,870
    Real estate and other..............             13,515          13,363
                                                -------------  -------------
                                                  $207,924        $202,233
                                                =============  =============


   A reconciliation of combined operating profits for Resort Operations and Real Estate and Other to consolidated income before minority interest is as follows:

                                 Three Months Ended       Six Months Ended
                               ----------------------   --------------------
                               April 28,    April 30,   April 28,  April 30,
                                 2000         1999        2000       1999
                               ---------    ---------   ---------  ---------
                                               (In thousands)

   Total profit for reportable
   segments...................   $23,249      $14,026     $29,342    $19,164
   Interest expense...........    (4,416)      (4,720)     (9,241)    (9,688)
   Amortization of deferred
   financing costs............      (240)        (307)       (475)      (636)
   Other expense..............       (33)        (179)        (21)      (175)

                               ---------    ---------   ---------  ---------
   Income before minority
   interest...................   $18,560       $8,820     $19,605     $8,665
                               =========    =========   =========  =========

                        BOOTH CREEK SKI HOLDINGS, INC.

8. Subsequent Events

Sale of Grand Targhee

   On March 21, 2000, the Company and GT Acquisition I, LLC ("GT Acquisition"), an entity formed and controlled by the Chairman and Chief Executive Officer of the Company, entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell to GT Acquisition all of the assets associated with the Grand Targhee resort for $11 million in cash, subject to certain adjustments. The sale of the Grand Targhee resort to GT Acquisition is anticipated to close in June 2000. At the closing of the transaction, GT Acquisition will also assume all liabilities relating to the Grand Targhee resort.

Capital Restructuring of Parent

   The  holders  of the  outstanding  securities  of  Parent  have  agreed to a
restructuring   of  Parent's   existing   capital   structure   (the   "Capital
Restructuring").

   Currently, Parent has outstanding Class A and Class B common stock, warrants to purchase Class B common stock and Parent senior notes ("Parent Notes"). The Class B common stock is non-voting, and each share of Class B common stock is convertible into one share of Class A common stock. Pursuant to the Capital Restructuring, all of Parent's outstanding Class A and Class B common stock will be converted into Parent Notes in a principal amount equal to 20% of the paid-in capital relating thereto. The Parent Notes to be issued in connection with the Capital Restructuring will have the same terms as the existing Parent Notes. In addition, new shares of Class A and Class B common stock of Parent will be issued to the holders of Parent Notes on a pro rata basis in proportion to the respective ownership of Parent Notes. Under the terms of the proposed restructuring George N. Gillett, Jr. and affiliates will continue to own 100% of the outstanding Class A common stock. The closing of the Capital
Restructuring is subject to completion of final documentation and certain closing conditions. It is anticipated that the closing of the Capital Restructuring will occur in June 2000.

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

General

   The Company's ski operations are highly sensitive to regional weather conditions and the overall strength of the regional economies in the areas in which the Company operates. The Company believes that the geographic diversity of its resorts and the use of extensive snowmaking technology coupled with advanced trail grooming equipment, which together can provide consistent skiing conditions, can partially mitigate the risk of both economic downturns and adverse weather conditions in any given region. However, the Company remains vulnerable to warm weather, heavy rains and drought and other types of severe or unusual weather conditions, which can have a significant effect on the operating revenues and profitability at any one of the Company's resorts.

   The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 145, 151, 159, and 119 days, respectively, during each of the last five ski seasons, including the 1999/00 ski season. The Company's Northstar, Sierra, Summit and Grand Targhee resorts are less weather-sensitive based on their historical natural snowfall, averaging approximately 326, 514, 500, and 530 inches of snowfall, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities are considerably less extensive than at Bear Mountain, Waterville Valley, Loon Mountain or Mt. Cranmore, and therefore, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period.

   The Company's results of operations are also highly dependent on its ability to compete in each of the large regional ski markets in which it operates. At Northstar and Sierra, approximately 70% of the 1999/00 ski season total skier days were attributable to residents of the San Francisco, Sacramento, Central California Valley and Lake Tahoe regions. At Bear Mountain, more than 90% of the 1999/00 ski season total skier days were attributable to residents of the Los Angeles and San Diego metropolitan regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, more than 75% of the 1999/00 ski season total skier days were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 1999/00 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region. The Company's Grand Targhee resort attracts more than 40% of its skiers from outside its local skiing population.

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

Results of Operations of the Company

   Overview

   The Company's results of operations are significantly impacted by weather conditions. Northstar and Sierra experienced unseasonably dry weather and a lack of natural snowfall during November and December of 1999. However, snowfall for these resorts returned to more normal levels during January and February of 2000. Bear Mountain experienced a lack of natural snowfall through mid February due to dry weather in Southern California, although snowstorm activity picked up considerably in the second half of February and March. The East experienced variable temperatures and a lack of significant natural snowfall through the middle of January 2000. Conditions began to improve for the New Hampshire resorts in late January, and were generally favorable in February and portions of March. Accordingly, weaker conditions negatively impacted terrain availability, snowmaking conditions and skier days at the Company's California and New Hampshire resorts during the Company's first fiscal quarter of 2000, although there was considerable improvement in the second quarter. The Summit experienced generally favorable snow conditions during the 1999/00 ski season. Grand Targhee had a delayed opening due to lower than expected levels of natural snowfall through early December 1999. However, conditions at Grand Targhee during the remainder of the 1999/00 season were generally favorable.

   Three Months Ended April 28, 2000 as Compared to the Three Months Ended April 30, 1999

   Revenues from resort operations for the three months ended April 28, 2000 were $65,415,000, an increase of $8,624,000, or 15%, from the Company's resort operations revenues for the three months ended April 30, 1999. There were no revenues generated by real estate and other operations during either the three months ended April 29, 2000 or April 30, 1999.

   For the 1999/00 ski season, the Company introduced new attractively priced season pass products at Sierra, Bear Mountain, Waterville Valley, Mt. Cranmore, Loon Mountain, the Summit and Grand Targhee, which were designed to stimulate demand, attract greater market share and take advantage of off-peak capacity. This initiative resulted in an increase of approximately $7,400,000 in the total amount of season pass products sold for the 1999/00 season when compared to the 1998/99 season. Revenues from these season pass products are recognized ratably over the ski season, and increased by approximately $4,300,000 for the three months ended April 28, 2000 as compared to the 1999 period.

   Total skier visits for the three months ended April 28, 2000 were 1,434,000, an increase of 47,000 skier visits, or 3%, over the 1999 period. The Company believes that the increase was primarily due to the effect of the new season pass products designed to stimulate demand and attract greater market share.

   For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. The policies have a deductible for the initial decline from targeted paid skier visit levels, coinsurance for a portion of the next 10% decline in paid skier visits, and stated maximum coverage levels. The policies provide coverage for substantially all risks relating to paid skier visit levels, including adverse weather conditions, road and airport closures, downturns in the economy, strikes and most other events that reduce the targeted number of paid skier visits. For the three months ended April 28, 2000, the Company has recorded resort operating revenues of $1,600,000 for expected claims proceeds attributable to slight declines in paid skier visits from targeted levels during the second quarter of 2000, as the Company had previously met the deductible levels on the Lake Tahoe, New Hampshire and Bear Mountain policies due to significant declines in paid skier visits experienced during the first quarter of 2000. The Company is currently in the process of filing claims under the Lake Tahoe, New Hampshire and Bear Mountain policies, which are subject to the review and approval of the insurance underwriters.

   Resort operating revenues, excluding the effects of paid skier visit insurance, increased by $7,024,000, or 12%, for the three months ended April 28, 2000 as compared to the 1999 period. Revenues for Northstar increased by $1,371,000 due primarily to improvements in per skier revenue yields. Revenues for Sierra increased by $1,037,000 due to higher total skier visits and season pass revenues. Bear Mountain generated an increase in revenues of $959,000 due principally to improved yields. Waterville Valley's revenues declined slightly due primarily to the conversion of its retail operations to a concessionaire arrangement for the 1999/00 season, partially offset by higher season pass revenues. Revenues for Mt. Cranmore increased slightly due to yield improvements. Loon Mountain's revenues increased by $1,099,000 due to improved yields and an increase in total skier visits and season pass revenues. Revenues for the Summit increased by $2,352,000 due primarily to increases in season pass revenues. Revenues for Grand Targhee increased $296,000 due to increased total skier visits.

   Cost of sales for resort operations for the three months ended April 28, 2000 were $29,474,000, a decrease of $504,000, or 2%, as compared to the 1999 period. The net reduction was primarily due to the combined effects of the following: (1) elimination of certain nonrecurring maintenance, operations, snow removal and other costs at the Summit, (2) elimination of $600,000 in retail costs of sales at Waterville Valley due to the conversion of the resort's retail operations to a concessionaire arrangement for the 1999/00 ski season, and (3) slightly increased cost of operations in the 2000 period due to higher business volumes and revenues. Included in selling, general and administrative expense for the three months ended April 28, 2000 were costs in the amount of approximately $400,000 for professional and other fees associated with a consent solicitation to holders of the Company's Senior Notes, which expired by its terms on April 13, 2000. Excluding the consent solicitation costs, selling, general and administrative expense for the three months ended April 28, 2000 was $6,555,000, a decrease of $240,000, or 4%, as compared to the 1999 period. The decrease was due to reduced corporate general and administrative costs coupled with efforts to maintain marketing and sales costs at historical levels at all of the Company's resorts.

   Interest expense for the three months ended April 28, 2000 totaled $4,416,000, a decrease of $304,000 from the Company's interest expense for the three months ended April 30, 1999. The decrease in interest expense was primarily the result of lower borrowing levels under the Company's Senior Credit Facility, offset by slightly higher borrowing rates.

   Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no income tax benefit is expected for the year ended October 27, 2000 due to continued operating losses. Accordingly, during the three months ended April 28, 2000, no income tax provision has been provided.

   "EBITDA" represents income from operations before depreciation and amortization expense and the noncash cost of real estate sales. EBITDA for the three months ended April 28, 2000 was $28,986,000, an increase of $8,968,000 or 45% over EBITDA of $20,018,000 for the three months ended April 30, 1999.

   Six Months Ended April 28, 2000 as Compared to the Six Months Ended April 30, 1999

   Total revenue for the six months ended April 28, 2000 was $110,129,000, an increase of $7,039,000, or 7%, over the Company's revenues for the six months ended April 30, 1999. Revenues from resort operations for the six months ended April 28, 2000 were $109,284,000, an increase of $6,194,000, or 6%, as compared to the 1999 period. Revenues from real estate operations for the six months ended April 28, 2000 were $845,000, which was due to the closing of escrow on three lots within Phases 4 and 4A of the Big Springs development at Northstar.

   For the 1999/00 ski season, the Company introduced new attractively priced season pass products at Sierra, Bear Mountain, Waterville Valley, Mt. Cranmore, Loon Mountain, the Summit and Grand Targhee, which were designed to stimulate demand, attract greater market share and take advantage of off-peak capacity. This initiative resulted in an increase of approximately $7,400,000 in the total amount of season pass products sold for the 1999/00 season when compared to the 1998/99 season.

   Due to the unfavorable weather and terrain conditions experienced by most of the Company's resorts during the first half of the 1999/00 ski season, the Company experienced significant declines in total skier visits for the 1999/00 season as compared to the 1998/99 season. Total skier visits for the six months ended April 28, 2000 were 2,287,000, a decrease of 146,000 skier visits from the 1999 period.

   For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. For the six months ended April 28, 2000, the Company has recorded a receivable and resort operating revenues of $6,600,000 for expected claims proceeds attributable to the decline from targeted paid skier visits for the 1999/00 season. The Company is currently in the process of filing claims under the Lake Tahoe, New Hampshire and Bear Mountain policies, which are subject to the review and approval of the insurance underwriters.

   Resort operating revenues, excluding the effects of paid skier visit insurance, were $102,684,000 for the six months ended April 28, 2000, a decrease of $406,000 from the 1999 period. Revenues for Northstar, Sierra and Bear Mountain declined by $1,195,000, $1,544,000 and $914,000, respectively, due to a decline in total skier visits, partially offset by improvements in per skier revenue yields for these resorts and higher season pass revenues at Sierra and Bear Mountain. Waterville Valley's revenues declined by $1,298,000 due to the conversion of its retail operations to a concessionaire arrangement for the 1999/00 season and lower total skier visits, offset by improved yields and higher season pass revenues. Revenues for Mt. Cranmore were consistent with the prior period, as improved yields offset the impact of reduced total skier visits. Loon Mountain generated increased revenues of $1,411,000 due to improved yields and higher season pass revenues. Revenues for the Summit increased by $2,815,000 due to increases in season pass revenues and improved yields. Grand Targhee generated slightly increased revenues due to higher total skier visits.

   Cost of sales for resort operations for the six months ended April 28, 2000 were $55,619,000, a decrease of $3,648,000, or 6%, as compared to the 1999 period. The decline was primarily due to the combined effects of the following:
(1) lower business volumes and aggressive variable cost management at most of the resorts during the first quarter of 2000, (2) elimination of certain nonrecurring maintenance, operations, snow removal and other costs at the Summit, and (3) elimination of $1,000,000 in retail costs of sales at Waterville Valley due to the conversion of the resort's retail operations to a concessionaire arrangement for the 1999/00 ski season. Included in selling, general and administrative expense for the three months ended April 28, 2000 were costs in the amount of approximately $400,000 for professional and other fees associated with a consent solicitation to holders of the Company's Senior Notes, which expired by its terms on April 13, 2000. Excluding the consent solicitation costs, selling, general and administrative expense for the six months ended April 28, 2000 was $13,205,000, a decrease of $661,000, or 5%, as compared to the 1999 period. The decrease was due to reduced corporate general and administrative costs coupled with efforts to maintain marketing and sales costs at historical levels at all of the Company's resorts.

   Cost of sales for real estate operations was $333,000 for the three lot closings which occurred during the 2000 period, including $331,000 of noncash cost of real estate sales.

   Interest expense for the six months ended April 28, 2000 totaled $9,241,000, a decrease of $447,000 from the Company's interest expense for the six months ended April 30, 1999. The decrease in interest expense was primarily the result of lower borrowing levels under the Company's Senior Credit Facility, offset by slightly higher borrowing rates.

   Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no income tax benefit is expected for the year ended October 27, 2000 due to continued operating losses. Accordingly, during the six months ended April 28, 2000, no income tax provision has been provided.

   EBITDA for the six months ended April 28, 2000 was $40,903,000, an increase of $10,946,000 or 37% over EBITDA of $29,957,000 for the six months ended April 30, 1999.

Liquidity and Capital Resources

   The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The
Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility, as amended and restated on January 28, 1999 and May 18, 1999, currently provides for borrowing availability of up to $25 million during the term of such facility, which expires March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to certain amounts maintained by the Company in certain depository accounts with Fleet National Bank, for a period of 60 consecutive days each year commencing between February 1 and February 28. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities and to build retail and other inventories prior to the start of the skiing season and for other cash requirements. As of April 28, 2000, outstanding borrowings under the Senior Credit Facility totaled approximately $6.0 million.

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

   The Company had a net working capital deficit of $21.9 million as of April 28, 2000 (including $6.0 million in outstanding borrowings under the Senior Credit Facility, and excluding $3.9 million of unearned revenue and deposits from resort operations for deferred season pass and loyalty membership product sales, lodging deposits, prepaid ticket vouchers and other advance product sales, which will generally not require cash spending to settle such liabilities), which will negatively affect liquidity during the remainder of 2000.

   The Company generated cash from operating activities of $28.1 million for the six months ended April 28, 2000 as compared to $19.8 million for the six months ended April 30, 1999. The increase is principally due to the Company's improved operating results for the six months ended April 28, 2000 as compared to the 1999 period and the sale of the Unit 7 and 7A Development to TLH as previously discussed, partially offset by the increase in insurance proceeds receivable for expected claims under paid skier visit insurance policies.

   Cash used in investing activities totaled $7.9 million and $12.9 million for the six months ended April 28, 2000 and April 30, 1999, respectively. The results for the 2000 and 1999 periods primarily reflect capital expenditures for the purchase of property and equipment.

   Cash used in financing activities totaled $20.0 million and $6.7 million for the six months ended April 28, 2000 and April 30, 1999, respectively. The results for the 2000 and 1999 periods primarily reflect repayments on the Senior Credit Facility and long-term debt.

   The Company's capital expenditures for property and equipment during the six months ended April 28, 2000 were approximately $10.0 million (including $2.8 million of equipment acquired through capital lease arrangements and other debt). Based on the Company's existing operations, management anticipates that capital expenditures for property and equipment during the last six months of fiscal 2000 and fiscal 2001 will be approximately $20 million to $21 million in the aggregate, including approximately $8 million in resort maintenance. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and borrowings under the Senior Credit Facility.

   There were no significant commitments for future capital expenditures at April 28, 2000, except for an early buy-out option for the purchase of three high speed detachable quad lifts that were installed at the Summit and Bear Mountain at the start of the 1998/99 ski season. The lifts were originally obtained under an operating lease arrangement. On May 2, 2000, the Company funded the early buy-out option, which required a payment of approximately $4.5 million to purchase the lifts.

   Management believes that there is a considerable degree of flexibility in the timing (and, to a lesser degree, the scope) of its capital expenditure program, and even greater flexibility as to its real estate development objectives. While the capital expenditure program described above is regarded by management as important, both as to timing and scope, discretionary capital spending above maintenance levels can be deferred, in some instances for substantial periods of time, in order to address cash flow or other constraints. As a result of the Company's liquidity constraints, it may be required to defer or abandon certain of its capital expenditure projects.

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

   The Company is involved in continuing discussions with East West Partners, Inc., a Colorado based real estate development firm, for the proposed sale of certain developmental real estate consisting of approximately 500 acres of land at Northstar. Any proposed transaction would be subject to a number of closing conditions and requirements, including (1) required consent of the Company's lender under the Senior Credit Facility, (2) limitations on asset sales and other provisions under the Indenture for the Senior Notes, (3) completion of title evaluations and subdivision requirements to effect the transfer of the subject property, and (4) other normal and customary closing conditions.

   On March 21, 2000, the Company and GT Acquisition I, LLC ("GT Acquisition"), an entity formed and controlled by the Chairman and Chief Executive Officer of the Company, entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell to GT Acquisition all of the assets associated with the Grand Targhee resort for $11 million in cash, subject to certain adjustments. The sale of the Grand Targhee resort to GT Acquisition is anticipated to close in June 2000. At the closing of the transaction, GT Acquisition will also assume all liabilities relating to the Grand Targhee resort.

   The Company currently has $133.5 million aggregate principal amount of Senior Notes outstanding, which will result in annual cash interest requirements of approximately $16.7 million. The Company expects that cash generated from operations, cash proceeds of planned real estate sales at Northstar, cash proceeds of the Grand Targhee sale and potential divestitures of other real estate and non-strategic assets, together with borrowing availability, will be adequate to fund the interest requirements on the Senior

Notes and the Company's other cash operating and debt service requirements over the next twelve months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

   For the twelve months ended April 28, 2000, the Company's ratio of EBITDA before unusual items to interest expense was 2.15, and as of April 28, 2000, the ratio of the Company's total debt to EBITDA before unusual items for the last twelve months was 3.73. For the twelve months ended April 28, 2000, the Company's earnings would have been inadequate to cover fixed charges by $7.8 million. Any decline in the Company's expected operating performance or the failure to sell real estate at Northstar or achieve planned divestitures of other real estate and non-strategic assets, in each case on the terms anticipated, could have a material adverse effect on the Company's financial position and liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell other assets or obtain additional financing. No assurance can be given of the Company's ability to do so or the terms of any such transaction. In addition, the Company would require additional financing for expansion of its existing properties or for future acquisitions, if any. No assurances can be given that any such financing would be available on commercially reasonable terms. See "Forward-Looking Statements" herein.

   The Company believes that inflation has had little effect on its results of operations and any impact on costs has been largely offset by increased pricing.

Seasonality

   The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company's results of operations are, in turn, significantly dependent on favorable weather conditions and other factors beyond the Company's control. The Company has sought to mitigate the downside risk of its seasonal business by purchasing paid skier visit insurance policies for the 1999/00 ski season. However, these policies would not fully protect the Company against poor weather conditions or other factors that adversely affect the Company's operations.

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

   In August 1997, the United States Forest Service authorized the Loon Mountain resort to construct a new snowmaking pipeline across permitted land. The United States Forest Service found that such construction was consistent with the District Court order and enabled the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline was completed, its use was challenged by private parties who asserted that the United States Forest Service violated NEPA. On March 10, 1998, the District Court issued a series of further orders which, among other things, directed the United States Forest Service to re-evaluate the pipeline and enjoined the Loon Mountain Resort from using the pipeline pending further action by the court. On July 2, 1998, the United States Forest Service issued a new decision approving the pipeline, which was challenged by several private parties, who again asserted that it violated NEPA. The United States Forest Service subsequently withdrew its decision authorizing the pipeline to conduct further review and the District Court consolidated the lawsuits concerning the pipeline. On November 19, 1998, the District Court modified the injunction allowing Loon Mountain to use the pipeline to withdraw and convert 159.7 million gallons of water per ski season into snow while the United States Forest Service further reviews the pipeline under NEPA. On February 12, 1999, the District Court issued a final order, which dismissed the consolidated lawsuit concerning the pipeline in light of the United States Forest Service's decision to conduct further review of the pipeline, and specified that the limitation on pipeline usage will continue until that review is completed and a new decision is issued. On January 28, 2000, the District Court modified the final order to allow Loon Mountain to convert up to 190 million gallons of water into snow during the 1999/2000 ski season subject to certain additional conditions.

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

   Pursuant to the previously described decision of the First Circuit and the order of the District Court, Loon Mountain applied for and was issued, by the Environmental Protection Agency ("EPA"), a Clean Water Act (the "CWA") discharge permit covering discharges associated with its snowmaking operations. Certain ongoing discharges are authorized by the District Court order pending final action on the permit and subject to the District Court's reserved power to modify such approval to address any resulting environmental issues.

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

Forward-Looking Statements

   Except for  historical  matters,  the matters  discussed  in Part I, Item 2.
"Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to: uncertainty as to future financial results, the substantial leverage and liquidity constraints of the Company, the capital intensive nature of development of the Company's ski resorts, uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements, demand for and costs associated with real estate development, the discretionary nature of consumers' spending for skiing and resort real estate, regional and national economic conditions, the successful or unsuccessful integration of acquired businesses, weather conditions, natural disasters (such as earthquakes and floods), industry competition, governmental regulation and other risks associated with expansion and development, and the occupancy of leased property and property used pursuant to the United States Forest Service permits.

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

   Killington West, Ltd., formerly known as Bear Mountain, Ltd., ("Killington West"), filed a breach of contract lawsuit in the Superior Court of the State of California, San Bernardino County, against Fibreboard Corporation ("Fibreboard") and Bear Mountain, Inc. alleging that Fibreboard and Bear Mountain, Inc. breached the asset purchase agreement dated October 6, 1995 (the "Original Bear Mountain Agreement") among Killington West, Fibreboard and Bear Mountain, Inc. pursuant to which Bear Mountain, Inc. acquired the Bear Mountain ski resort from Killington West. Killington West's lawsuit concerned an alleged breach by Fibreboard and Bear Mountain, Inc. of a change of control provision in the Original Bear Mountain Agreement. In connection with the Company's acquisition of Bear Mountain, Inc. in December 1996, the Company obtained from Fibreboard indemnification for any claim that might be made by Killington West, and further, required that $1 million of the purchase price be held in escrow pending the outcome of any potential disputes with Killington West. Fibreboard acknowledged its obligation to indemnify Bear Mountain, Inc. with respect to the Killington West lawsuit and will defend such lawsuit on behalf of Fibreboard and Bear Mountain, Inc.

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

   LMRC Shareholder Plaintiffs' breach of fiduciary duty action against LMRC, Parent and its former directors remains pending and discovery is being conducted. The matter has been consolidated for trial with the Corporation Act case described below; trial has not yet been set. The LMRC Shareholder Plaintiffs were given leave by the court to amend their complaint to seek money damages against the Company, LMRC and its former directors. If the LMRC Shareholder Plaintiffs are successful in obtaining a judgment against the former LMRC directors, the Company may have certain obligations to indemnify the former directors pursuant to the former LMRC by-laws. A brother of one of the LMRC Shareholder Plaintiffs, who owned 125 shares of LMRC common stock and nine shares of LMRC preferred stock, recently filed a Motion to Intervene in this matter and the Company has objected; such matter is awaiting decision by the court. While the Company does not believe LMRC Shareholder Plaintiffs will prevail in this lawsuit, no assurances can be made regarding the outcome of this litigation.

   Also  in  connection  with  the  merger  with  LMRC,  the  LMRC  Shareholder
Plaintiffs exercised dissenters' rights under the New Hampshire Business Corporation Act (the "Corporation Act"). Under the statutory procedure for settling the LMRC Shareholder Plaintiffs' dissenters' rights, LMRC paid the plaintiffs an aggregate of $34,436, or $30.61 per share, as its estimate of the fair value of their 1,125 shares. The LMRC Shareholder Plaintiffs demanded additional payments necessary to compensate them for the $71.38 per share price, plus interest, which they asserted as the fair value of their shares. Pursuant to the Corporation Act, LMRC commenced a proceeding in the Superior Court of Grafton County, New Hampshire seeking a judicial appraisal of the value of the LMRC Shareholder Plaintiffs' shares in LMRC. Discovery in the case is pending and the matter has been consolidated for trial with the fiduciary duty case described above; trial has not yet been set. While the Company believes that the amount paid to the LMRC Shareholder Plaintiffs prior to the commencement of the appraisal proceeding represents the fair value of their shares, there can be no assurance as to the value which the appraisal proceeding will assign to the LMRC Shareholder Plaintiffs' 1,125 shares.

   In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened in the lawsuit. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff, along with the intervening environmental group, (collectively or individually, the "Environmental Plaintiffs") appealed. In December 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") reversed the District Court decision and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. The District Court then entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any associated pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue;
requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the original Forest Service approval to their preexisting condition if not ultimately re-approved by the Forest Service. This order remains in effect until the supplemental NEPA process is completed. The Forest Service has announced it expects to issue draft NEPA documentation by June 2000 and final NEPA documentation by November 2000. The Company can give no assurance regarding the timing or outcome of such process.

   The Environmental Plaintiffs also filed a motion asking the District Court to impose against LMRC a CWA civil penalty of $5,550,125 and attorney's fees and costs in connection with LMRC's discharges into Loon Pond during its snowmaking operations for the 1996/97 ski season and prior years. The discharge at issue involved water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into Loon Pond. The District Court dismissed the claim for civil penalties and attorney's fees under the CWA and one of the Environmental Plaintiffs appealed to the First Circuit. The District Court has previously stayed the appeal to permit settlement negotiations and the parties have jointly requested the stay continue through June 19, 2000, two days after which the parties are required to file a status report with the First Circuit. In connection with the merger with LMRC, the Company obtained a specific insurance policy providing $4.5 million of coverage (above a $1.2 million deductible) to cover any civil penalties, fees and costs that the District Court may assess against LMRC.

   In 1997, the Environmental Plaintiffs filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. LMRC intervened in the lawsuit. The District Court held that the Forest Service had violated NEPA by failing to consider the potential effects of an increase in snowmaking capacity. The District Court then enjoined Loon Mountain from using the pipeline but later modified the injunction to permit LMRC to use the pipeline provided that, among other things, it does not make snow in excess of the historic production level utilizing 159.7 million gallons. On February 12, 1999, the District Court dismissed the pipeline litigation and allowed the Forest Service to combine its NEPA analysis of the pipeline with the pending NEPA analysis of the South Mountain expansion. The injunction authorizing LMRC to use the pipeline to supply water for making historical levels of snow remains in place, but was further modified to permit LMRC to use 190 million gallons of water for snowmaking during the 1999/2000 ski season subject to certain additional conditions.

ITEM 5. OTHER INFORMATION

   The  holders  of the  outstanding  securities  of  Parent  have  agreed to a
restructuring   of  Parent's   existing   capital   structure   (the   "Capital
Restructuring").

   Currently, Parent has outstanding Class A and Class B common stock, warrants to purchase Class B common stock and Parent senior notes ("Parent Notes"). The Class B common stock is non-voting, and each share of Class B common stock is convertible into one share of Class A common stock. Pursuant to the Capital Restructuring, all of Parent's outstanding Class A and Class B common stock will be converted into Parent Notes in a principal amount equal to 20% of the paid-in capital relating thereto. The Parent Notes to be issued in connection with the Capital Restructuring will have the same terms as the existing Parent Notes. In addition, new shares of Class A and Class B common stock of Parent will be issued to the holders of Parent Notes on a pro rata basis in proportion to the respective ownership of Parent Notes. Under the proposed restructuring George N. Gillett, Jr. and affiliates will continue to own 100% of the outstanding Class A common stock. The closing of the Capital Restructuring is subject to completion of final documentation and certain closing conditions. It is anticipated that the closing of the Capital Restructuring will occur in June 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits

   Exhibit No.                       Description of Exhibit
   -----------                       ----------------------

      27.1                     Financial Data Schedule

   b. Reports on Form 8-K

   The Company filed a Current Report on Form 8-K dated March 28, 2000, reporting under Item 5 thereof the Company's decision on March 21, 2000 to enter into an Asset Purchase Agreement pursuant to which the Company agreed to sell the Grand Targhee resort to GT Acquisition I, LLC.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                    BOOTH CREEK SKI HOLDINGS, INC.
                                          (Registrant)


                                    By:          /s/ ELIZABETH J. COLE
                                       ----------------------------------------
                                                  Elizabeth J. Cole
                                             Executive Vice President and
                                               Chief Financial Officer
                                             (Principal Financial Officer)


                                    By:          /s/ BRIAN J. POPE
                                       ----------------------------------------
                                                  Brian J. Pope
                                      Vice President of Accounting and Finance,
                                            (Principal Accounting Officer)



June 12, 2000