Form 10-Q
period 2000-07-28
BOOTH CREEK SKI HOLDINGS INC
filed 2000-09-01
CIK 1037253

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended July 28, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     As of August 25, 2000, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                    July 28,     October 29,
                                                      2000           1999
                                                --------------- ---------------
                  ASSETS                          (Unaudited)

Current assets:
  Cash .......................................  $           852 $           461
  Accounts receivable, net of allowance of
   of $47 and $65, respectively...............            1,215           1,709
  Insurance proceeds receivable...............            6,600           1,799
  Inventories ................................            2,001           2,786
  Prepaid expenses and other current
   assets ....................................              727           1,032
                                                --------------- ---------------
Total current assets .........................           11,395           7,787

Property and equipment, net ..................          144,448         152,316
Real estate held for development and sale ....            9,074           8,851
Deferred financing costs, net of
  accumulated amortization of $3,881 and
  $3,078, respectively .......................            5,570           6,071
Timber rights and other assets ...............            7,840           7,246
Goodwill, net of accumulated amortization
  of $8,353 and $6,581, respectively .........           26,136          28,075
                                                --------------- ---------------
Total assets .................................  $       204,463 $       210,346
                                                =============== ===============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Senior credit facility ....................   $        10,947 $        23,035
  Current portion of long-term debt .........             1,475           1,468
  Accounts payable and accrued liabilities ..            31,863          28,593
                                                --------------- ---------------
Total current liabilities ...................            44,285          53,096

Long-term debt ..............................           136,682         136,483

Other long-term liabilities .................                25              50

Commitments and contingencies

Preferred stock of subsidiary; 28,000
  shares authorized, 14,000 shares issued
  and outstanding at July 28, 2000
  (17,000 shares at October 29, 1999);
  liquidation preference and redemption
  value of $1,763 at July 28, 2000 ..........             1,763           2,133

Shareholder's equity:
  Common stock, $.01 par value; 1,000
   shares authorized, issued and
   outstanding ..............................                 -               -
  Additional paid-in capital ................            72,000          72,000
  Accumulated deficit .......................           (50,292)        (53,416)
                                                --------------- ---------------
Total shareholder's equity ..................            21,708          18,584
                                                --------------- ---------------
Total liabilities and shareholder's
  equity ....................................   $       204,463 $       210,346
                                                =============== ===============


                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                Three Months Ended          Nine Months Ended
                               ---------------------      ---------------------
                               July 28,    July 30,       July 28,    July 30,
                                 2000        1999           2000        1999
                               ---------   ---------      ---------   ---------
                                                  (Unaudited)
Revenue:
  Resort operations..........     $4,331      $4,113       $113,615    $107,203
  Real estate and other......        748         332          1,593         332
                               ---------   ---------      ---------   ---------
Total revenue................      5,079       4,445        115,208     107,535

Operating expenses:
  Cost of sales - resort
   operations................      6,779       6,835         62,398      66,102
  Cost of sales - real estate
   and other.................        375         198            708         198
  Depreciation and depletion.      5,180       4,750         15,204      14,353
  Amortization of goodwill and
   other intangible assets...        601         596          1,807       1,786
  Selling, general and
   administrative expense....      3,867       4,072         17,472      17,938
                               ---------   ---------      ---------   ---------
Total operating expenses.....     16,802      16,451         97,589     100,377
                               ---------   ---------      ---------   ---------
Operating income(loss).......    (11,723)    (12,006)        17,619       7,158


Other expense:
  Interest expense...........     (4,582)     (4,724)       (13,823)    (14,412)
  Amortization of deferred
  financing costs............       (328)       (227)          (803)       (863)
  Gain on sale of Grand
  Targhee....................        389           -            389           -
  Other expense..............        (96)        (20)          (117)       (195)
                               ---------   ---------      ---------   ---------
  Total other income
  (expense),net..............     (4,617)     (4,971)       (14,354)    (15,470)
                               ---------   ---------      ---------   ---------

Income(loss)before minority
   interest..................    (16,340)    (16,977)         3,265      (8,312)

Minority interest............        (42)        (54)          (141)       (168)
                               ---------   ---------      ---------   ---------
Net income(loss).............  $ (16,382)   $(17,031)        $3,124     $(8,480)
                               =========   =========      =========   =========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Nine Months Ended
                                                -------------------------------
                                                  July 28,           July 30,
                                                    2000               1999
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net income(loss)...............................   $   3,124         $  (8,480)
Adjustments to reconcile net income(loss) to
  net cash provided by operating activities:
   Depreciation and depletion..................      15,204             14,353
   Amortization of goodwill and other
    intangible assets .........................       1,807              1,786
   Noncash cost of real estate sales ..........         351                 -
   Amortization of deferred financing costs ...         803                863
   Minority interest ..........................         141                168
   Gain on sale of Grand Targhee resort........        (389)                -
   Changes in operating assets and liabilities,
   net of divestiture:
    Accounts receivable .......................         348                238
    Insurance proceeds receivable..............      (4,801)                -
    Inventories ...............................         499              1,700
    Prepaid expenses and other current assets..         203                326
    Accounts payable and accrued liabilities...       2,858             10,660
    Other long-term liabilities ...............         (25)               (95)
                                                -------------     -------------
Net cash provided by operating activities......      20,123             21,519

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................     (14,533)           (12,107)
Proceeds on sale of Grand Targhee resort.......      11,422                 -
Acquisition of businesses .....................           -               (661)
Capital expenditures for real estate
 held for development and sale ................        (574)            (1,142)
Other assets ..................................        (576)              (780)
                                                -------------     -------------
Net cash used in investing activities .........      (4,261)           (14,690)

Cash flows from financing activities:
Net repayments of senior credit facility ......     (12,088)            (3,836)
Principal payments of long-term debt ..........      (2,570)            (1,584)
Deferred financing costs ......................        (302)              (506)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................        (511)              (544)
                                                -------------     -------------
Net cash used in financing activities .........     (15,471)            (6,470)
                                                -------------     -------------
Increase in cash ..............................         391                359

Cash at beginning of period ...................         461                625
                                                -------------     -------------
Cash at end of period ......................... $       852       $        984
                                                =============     =============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 28, 2000


1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

     Booth Creek Ski Holdings, Inc. ("Booth Creek") owns and operates various ski resorts, including Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe ("Sierra"), Bear Mountain, Waterville Valley, Mt. Cranmore, the Summit at Snoqualmie (the "Summit") and Loon Mountain. Booth Creek also conducts certain real estate development activities, primarily at Northstar.

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

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

     The accompanying consolidated financial statements as of July 28, 2000 and for the three and nine month periods ended July 28, 2000 and July 30, 1999 are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at July 28, 2000, and its operating results and cash flows for the three and nine month periods ended July 28, 2000 and July 30, 1999. Due to the highly seasonal nature of the Company's business, the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1999.

Sale of Grand Targhee

     On  March  21,  2000,   the  Company  and  GT   Acquisition  I,  LLC  ("GT
Acquisition"),  an entity  formed  and  controlled  by the  Chairman  and Chief
Executive Officer of the Company, entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell to GT Acquisition all of the assets associated with the Grand Targhee resort for $11 million in cash, subject to certain adjustments. The sale of the Grand Targhee resort to GT Acquisition was consummated on June 20, 2000. At the closing of the transaction, GT Acquisition also assumed all liabilities relating to the Grand Targhee resort. The sale of the Grand Targhee resort resulted in an estimated gain of $389,000 during the three and nine month periods ended July 28, 2000.

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

                        BOOTH CREEK SKI HOLDINGS, INC.

2. Insurance Proceeds Receivable

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. The policies have a deductible for the initial decline from targeted paid skier visit levels, coinsurance for a portion of the next 10% decline in paid skier visits, and stated maximum coverage levels. The policies provide coverage for substantially all risks relating to paid skier visit levels, including adverse weather conditions, road and airport closures, downturns in the economy, strikes and most other events that reduce the targeted number of paid skier visits. In the accompanying consolidated financial statements as of and for the nine months ended July 28, 2000, the Company has recorded a receivable and resort operating revenues of $6,600,000 for expected claims proceeds attributable to the decline from targeted paid skier visits for the 1999/2000 season. The Company has filed claims under the Lake Tahoe, New Hampshire and Bear Mountain policies, which are subject to the review and approval of the insurance underwriters.

3. Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                           July 28,        October
                                             2000         29, 1999
                                        --------------  --------------
                                                (In thousands)

     Accounts payable....................   $6,465        $10,072
     Accrued compensation and benefits...    3,564          3,279
     Taxes other than income.............      799          1,099
     Unearned   revenue   and   deposits
     - resort operations.................    5,240          9,887
     Unearned   revenue - real   estate
     operations..........................    7,050             -
     Interest............................    6,359          2,492
     Other...............................    2,386          1,764
                                        --------------  --------------
                                           $31,863        $28,593
                                        ==============  ==============

4. Financing Arrangements

Senior Credit Facility

     The total maximum borrowing availability under the provisions of the Company's Amended and Restated Credit Agreement (the "Senior Credit Facility") is $25 million. The final maturity date of the Senior Credit Facility is March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to certain amounts maintained by the Company in certain depository accounts with Fleet National Bank, for a period of 60 consecutive days each year commencing between February 1 and February 28. Total borrowings outstanding under the Senior Credit Facility at July 28, 2000 were approximately $10.9 million, which bore interest at an annual rate of 9.5% on such date.

Long-Term Debt

     As of July 28, 2000, the Company had outstanding $133.5 million aggregate principal amount of its senior debt securities (the "Senior Notes"). The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date.

     The Senior Notes are unconditionally guaranteed, on an unsecured senior basis, as to the payment of principal, premium, if any, and interest, jointly and severally (the "Guarantees"), by all Restricted Subsidiaries of the Company

                        BOOTH CREEK SKI HOLDINGS, INC.

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

     The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. Booth Creek is a holding company and has no significant operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the assets, equity, income and cash flow of DRE, LLC, Booth Creek's only non-guarantor subsidiary, are inconsequential and the membership interest in DRE, LLC is entirely owned by Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or its non-guarantor subsidiary because management has determined that such information is not material to investors.

     During the nine months ended July 28, 2000, the Company entered into long-term debt and capital lease obligations of approximately $2.8 million for the purchase of equipment.

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

     The Company is involved in continuing discussions with East West Partners, Inc., a Colorado based real estate development firm, for the proposed sale of certain developmental real estate consisting of approximately 500 acres of land at Northstar. Any proposed transaction would be subject to a number of closing conditions and requirements, including (1) required consent of the Company's lender under the Senior Credit Facility, (2) compliance with the Company's other debt agreements, (3) completion of title evaluations and subdivision requirements to effect the transfer of the subject property, and (4) other normal and customary closing conditions.

                        BOOTH CREEK SKI HOLDINGS, INC.

6. Income Taxes

     Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no income tax benefit is expected for the year ended October 27, 2000 due to continued operating losses. Accordingly, during the nine months ended July 28, 2000, no income tax provision has been provided.

7. Business Segments

     The Company currently operates in two business segments, Resort Operations and Real Estate and Other. Data by segment is as follows:


                               Three Months Ended          Nine Months Ended
                             -----------------------    -----------------------
                              July 28,    July 30,        July 28,   July 30,
                                2000        1999            2000       1999
                             ----------  -----------    -----------  ----------
                                              (In thousands)
   Revenue:
    Resort operations....        $4,331      $4,113        $113,615     $107,203
    Real  estate  and
      other..............           748         332           1,593          332
                             ----------  -----------    -----------  -----------
                                 $5,079      $4,445        $115,208     $107,535
                             ==========  ===========    ===========  ===========

   Operating income:
    Resort operations....      $(11,911)   $(12,007)        $16,919       $7,157
    Real  estate  and
      other..............           188           1             700            1
                             ----------  -----------    -----------  -----------
                               $(11,723)   $(12,006)        $17,619       $7,158
                             ==========  ===========    ===========  ===========


                                                  July 28,     October 29,
                                                    2000           1999
                                                -------------  -------------
                                                       (In thousands)
   Identifiable assets:
    Resort operations..................           $182,789        $188,870
    Real estate and other..............             13,387          13,363
                                                -------------  -------------
                                                  $196,176        $202,233
                                                =============  =============

                        BOOTH CREEK SKI HOLDINGS, INC.

   A reconciliation of combined operating income (loss) for Resort Operations and Real Estate and Other to consolidated income
(loss) before minority interest is as follows:

                                 Three Months Ended       Nine Months Ended
                               ----------------------   --------------------
                                July 28,    July 30,    July 28,   July 30,
                                 2000         1999        2000       1999
                               ---------    ---------   ---------  ---------
                                               (In thousands)

   Operating income(loss) for
   reportable segments........  $(11,723)    $(12,006)    $17,619     $7,158
   Interest expense...........    (4,582)      (4,724)    (13,823)   (14,412)
   Amortization of deferred
   financing costs............      (328)        (227)       (803)      (863)
   Gain on sale of Grand
   Targhee resort.............       389            -         389          -
   Other expense..............       (96)         (20)       (117)      (195)

                               ---------    ---------   ---------  ---------
   Income(loss) before
   minority interest..........  $(16,340)    $(16,977)     $3,265    $(8,312)
                               =========    =========   =========  =========

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

     The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 145, 151, 159 and 119 days, respectively, during each of the last five ski seasons, including the 1999/00 ski season. The Company's Northstar, Sierra and Summit resorts are less weather-sensitive based on their historical natural snowfall, averaging approximately 326, 514 and 500 inches of snowfall, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities are considerably less extensive than at Bear Mountain, Waterville Valley, Loon Mountain or Mt. Cranmore, and therefore, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period.

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

     In addition to revenue generated from skiing operations, the Company's resorts generate significant revenue from non-ski operations, including lodging, conference center services, health and tennis clubs and summer activities such as mountain biking rentals and golf course fees. Moreover, the Company generates revenues from real estate and timber sales at Northstar, although the amount and timing of these revenues vary considerably.

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

Results of Operations of the Company

     Overview

     The Company's results of operations are significantly impacted by weather conditions. Northstar and Sierra experienced unseasonably dry weather and a lack of natural snowfall during November and December of 1999. However, snowfall for these resorts returned to more normal levels during January and February of 2000. Bear Mountain experienced a lack of natural snowfall through mid February due to dry weather in Southern California, although snowstorm activity picked up considerably in the second half of February and March. The Northeast experienced variable temperatures and a lack of significant natural snowfall through the middle of January 2000. Conditions began to improve for the Company's New Hampshire resorts in late January, and were generally favorable in February and portions of March. Accordingly, weaker conditions negatively impacted terrain availability, snowmaking conditions and skier days at the Company's California and New Hampshire resorts during the Company's first fiscal quarter of 2000, although there was considerable improvement in the second quarter. The Summit experienced generally favorable snow conditions during the 1999/00 ski season. Grand Targhee had a delayed opening due to lower than expected levels of natural snowfall through early December 1999. However, conditions at Grand Targhee during the remainder of the 1999/00 season were generally favorable. The Company sold the assets associated with the Grand Targhee resort on June 20, 2000. The operations relating to Grand Targhee are included in the Company's operating results through such date.

     Three Months Ended July 28, 2000 as Compared to the Three Months Ended July 30, 1999

     Total revenue for the three months ended July 28, 2000 was $5,079,000, an increase of $634,000, or 14%, over the Company's revenues for the three months ended July 30, 1999. Revenues from resort operations for the 2000 period were $4,331,000, an increase of $218,000, or 5%, from the Company's resort operations revenues for the 1999 period. The increase in resort operations revenue was primarily due to improved summer business at Northstar, partially offset by the impact of the sale of the Grand Targhee resort on June 20, 2000 and lower sales at Loon Mountain in the 2000 period due to unseasonably cool and wet summer weather in the Northeast and the timing of a special event. Revenues from real estate sales were $211,000 for the three months ended July 28, 2000 due to the sale of the final lot within Phases 4 and 4A of the Big Springs development at Northstar. Timber operations contributed revenues of $537,000 in the 2000 period as compared to $332,000 in the 1999 period.

     Cost of sales for resort operations for the three months ended July 28, 2000 were $6,779,000, a decrease of $56,000, or 1%, as compared to the 1999 period. Selling, general and administrative expense for the three months ended July 28, 2000 was $3,867,000, a decrease of $205,000, or 5%, as compared to the 1999 period. The Company's continued focus on cost containment and lower corporate costs were the principal contributors to the reductions in operating costs and selling, general and administrative expense. Resort operations costs were also lower due to the effect of the sale of the Grand Targhee resort on June 20, 2000.

     Cost of sales for real estate and timber operations for the three months ended July 28, 2000 were $375,000 (including noncash cost of real estate sales of $20,000), an increase of $177,000 over the 1999 period. Increased timber harvesting and higher associated harvesting costs were the primary causes of the increase.

     Interest expense for the three months ended July 28, 2000 totaled $4,582,000, a decrease of $142,000 from the Company's interest expense for the three months ended July 30, 1999. The decrease in interest expense was the result of lower borrowing levels under the Company's Senior Credit Facility, offset by slightly higher borrowing rates.

     Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no income tax benefit is expected for the year ended October 27, 2000 due to continued operating losses. Accordingly, during the three months ended July 28, 2000, no income tax benefit has been provided.

     "EBITDA" represents income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales. EBITDA loss for the three months ended July 28, 2000 was $5,922,000, an improvement of $738,000, or 11%, from the EBITDA loss of $6,660,000 for the three months ended July 30, 1999.

     Nine Months Ended July 28, 2000 as Compared to the Nine Months Ended July 30, 1999

     Total revenue for the nine months ended July 28, 2000 was $115,208,000, an increase of $7,673,000, or 7%, over the Company's revenues for the nine months ended July 30, 1999. Revenues from resort operations for the nine months ended July 28, 2000 were $113,615,000, an increase of $6,412,000, or 6%, as compared to the 1999 period. Revenues from real estate and other operations for the nine months ended July 28, 2000 were $1,593,000, which reflects the closing of escrow on the final four lots within Phases 4 and 4A of the Big Springs development at Northstar and timber sales of $537,000.

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

     Due to the unfavorable weather and terrain conditions experienced by most of the Company's resorts during the first half of the 1999/00 ski season, the Company experienced significant declines in total skier visits for the 1999/00 season as compared to the 1998/99 season. Total skier visits for the 1999/00 season were 2,287,000, a decrease of 146,000 skier visits from the 1998/99 season.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), the New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. For the nine months ended July 28, 2000, the Company has recorded a receivable and resort operating revenues of $6,600,000 for expected claims proceeds attributable to the decline from targeted paid skier visits for the 1999/00 season. The Company has filed claims under the Lake Tahoe, New Hampshire and Bear Mountain policies, which are subject to the review and approval of the insurance underwriters.

     Resort operating revenues, excluding the effects of paid skier visit insurance, were $107,015,000 for the nine months ended July 28, 2000, a decrease of $188,000 from the 1999 period. Revenues for Northstar declined by $304,000 due to lower total skier visits, partially offset by higher per skier revenue yields and improved summer business. Revenues for Sierra and Bear Mountain declined by $1,535,000 and $935,000, respectively, due to a decline in total skier visits, partially offset by improvements in per skier revenue yields and higher season pass revenues. Waterville Valley's revenues declined by $1,413,000 due to the conversion of its retail operations to a concessionaire arrangement for the 1999/00 season and lower total skier visits, offset by improved yields and higher season pass revenues. Revenues for Mt. Cranmore were consistent with the prior period, as improved yields offset the impact of reduced total skier visits. Loon Mountain generated increased revenues of $1,251,000 due to improved yields and higher season pass revenues. Revenues for the Summit increased by $2,748,000 due to increases in season pass revenues and improved yields. Grand Targhee generated slightly increased revenues during the winter season due to higher total skier visits, which was offset by the effect of the sale of the resort on June 20, 2000.

     Cost of sales for resort operations for the nine months ended July 28, 2000 was $62,398,000, a decrease of $3,704,000, or 6%, as compared to the 1999 period. The decline was primarily due to the combined effects of the following:
(1) lower business volumes and aggressive variable cost management at most of the resorts during the first quarter of 2000, (2) elimination of certain nonrecurring maintenance, operations, snow removal and other costs at the Summit, and (3) elimination of $1,100,000 in retail costs of sales at Waterville Valley due to the conversion of the resort's retail operations to a concessionaire arrangement for the 1999/00 ski season. Included in selling, general and administrative expense for the nine months ended July 28, 2000 were costs in the amount of approximately $400,000 for professional and other fees associated with a consent solicitation to holders of the Company's Senior Notes, which expired by its terms on April 13, 2000. Excluding the consent solicitation costs, selling, general and administrative expense for the nine months ended July 28, 2000 was $17,072,000, a decrease of $866,000, or 5%, as compared to the 1999 period. The decrease was primarily due to reduced corporate general and administrative costs coupled with efforts to maintain marketing and sales costs at historical levels at all of the Company's resorts.

     Noncash cost of sales for real estate sales was $351,000 for the four lot closings which occurred during the 2000 period. Cost of sales for timber operations was $357,000 for the 2000 period, as compared to $198,000 for the 1999 period.

     Interest expense for the nine months ended July 28, 2000 totaled $13,823,000, a decrease of $589,000 from the Company's interest expense for the nine months ended July 30, 1999. The decrease in interest expense was the result of lower borrowing levels under the Company's Senior Credit Facility, offset by slightly higher borrowing rates.

     Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no income tax benefit is expected for the year ended October 27, 2000 due to continued operating losses. Accordingly, during the nine months ended July 28, 2000, no income tax provision has been provided.

     EBITDA (as defined above) for the nine months ended July 28, 2000 was $34,981,000, an increase of $11,684,000 or 50% over EBITDA of $23,297,000 for the nine months ended July 30, 1999.

Liquidity and Capital Resources

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The
Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility, as currently amended, provides for borrowing availability of up to $25 million during the term of such facility, which expires March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to certain amounts maintained by the Company in certain depository accounts with Fleet National Bank, for a period of 60 consecutive days each year commencing between February 1 and February 28. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities and to build retail and other inventories prior to the start of the skiing season and for other cash requirements. As of July 28, 2000, outstanding borrowings under the Senior Credit Facility totaled approximately $10.9 million.

     On November 17, 1999, the Company, through its wholly-owned subsidiary, Trimont Land Company ("TLC"), consummated the sale of certain single family development property located at Northstar (the "Unit 7 and 7A Development") to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent") and an affiliate of the Company, for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "TLH Note") for a minimum of $1,050,000. The proceeds of the sale were applied against the outstanding borrowings under the Senior Credit Facility in order to provide the Company with additional liquidity for early 1999/00 ski season operations. Under the terms of the TLH Note, TLC will receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds of the resale of the lots within the Unit 7 and 7A Development. "Net Cash Proceeds" is defined as gross proceeds received by TLH from the subsequent resale of the lots, after deduction for (1) the proceeds applied to repay any indebtedness incurred by TLH in connection with its financing of the purchase of the lots, (2) any fees or other costs incurred by TLH in connection with its financing of the purchase or sales of the lots, and (3) any corporate overhead costs incurred by TLH attributable to the purchase, maintenance, marketing or sale of the lots. The TLH Note is prepayable at any time, and is due on the earlier to occur of January 30, 2001 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, TLC has (1) retained the obligation to complete the scheduled construction of the development in accordance with the tentative site development plan, and (2) an option to repurchase the Unit 7 and 7A Development from TLH. Northstar will recognize revenue and related cost of sales for these real estate transactions upon the substantial completion of construction and the close of escrow for the sales between TLH and third party buyers.

     The Company had a net working capital deficit of $27.7 million as of July 28, 2000 (including $10.9 million in outstanding borrowings under the Senior Credit Facility, and excluding $5.2 million of unearned revenue and deposits from resort operations for deferred season pass and loyalty membership product sales, lodging deposits, prepaid ticket vouchers and other advance product sales, which will not require cash spending to settle such liabilities), which will negatively affect liquidity during the remainder of 2000.

     The Company generated cash from operating activities of $20.1 million for the nine months ended July 28, 2000 as compared to $21.5 million for the nine months ended July 30, 1999. The cash flow effect of the $11.6 million improvement in net income for the 2000 period as compared to the 1999 period was partially offset by the increase in insurance proceeds receivable during the 2000 period for expected claims under paid skier visit insurance policies and the timing of disbursements for accounts payable and accrued liabilities. In addition, operating cash flows for the 1999 period reflect the benefit of $8.5 million in cash proceeds from the sale of Phases 4 and 4A of the Big Springs development from TLC to TLH on July 28, 1999, whereas the 2000 period reflects the benefit of $6.0 million in cash proceeds from the sale of Unit 7 and 7A from TLC to TLH on November 17, 1999. Operating cash flows for the 1999 period also reflect the benefit of the liquidation of retail inventories at Waterville Valley in anticipation of the conversion of the resort's retail business to a concessionaire arrangement for the 1999/00 ski season.

     Cash used in investing activities totaled $4.3 million and $14.7 million for the nine months ended July 28, 2000 and July 30, 1999, respectively. The results for the 2000 and 1999 periods primarily reflect capital expenditures for the purchase of property and equipment. In addition, investing cash flows for the 2000 period reflect $11.4 million in proceeds from the sale of the Grand Targhee resort on June 20, 2000.

     Cash used in financing activities totaled $15.5 million and $6.5 million for the nine months ended July 28, 2000 and July 30, 1999, respectively. The results for the 2000 and 1999 periods primarily reflect repayments on the Senior Credit Facility and long-term debt.

     The Company's capital expenditures for property and equipment during the nine months ended July 28, 2000 were approximately $17.3 million (including $2.8 million of equipment acquired through capital lease arrangements and other debt). On May 2, 2000, the Company funded the early buy-out option in the amount of approximately $4.5 million for the purchase of three detachable quad lifts that were installed at the Summit and Bear Mountain at the start of the 1998/99 ski season. The lifts were originally obtained under an operating lease arrangement with annual lease payments of approximately $1.3 million per year.

     Based on the Company's existing operations, management anticipates that capital expenditures for property and equipment during the last three months of fiscal 2000 and fiscal 2001 will be approximately $15 million in the aggregate, including approximately $7 million in resort maintenance. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and borrowings under the Senior Credit Facility.

     Commitments for future capital expenditures at July 28, 2000 were approximately $4.7 million, and primarily relate to the construction of a new detachable quad chairlift and snowmaking system at Northstar, rental equipment orders for the 2000/01 ski season and certain other projects.

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

     The Company is involved in continuing discussions with East West Partners, Inc., a Colorado based real estate development firm, for the proposed sale of certain developmental real estate consisting of approximately 500 acres of land at Northstar. Any proposed transaction would be subject to a number of closing conditions and requirements, including (1) required consent of the Company's lender under the Senior Credit Facility, (2) compliance with the Company's other debt agreements, (3) completion of title evaluations and subdivision requirements to effect the transfer of the subject property, and (4) other normal and customary closing conditions.

     On  March  21,  2000,   the  Company  and  GT   Acquisition  I,  LLC  ("GT
Acquisition"),  an entity  formed  and  controlled  by the  Chairman  and Chief
Executive Officer of the Company, entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell to GT Acquisition all of the assets associated with the Grand Targhee resort for $11 million in cash, subject to certain adjustments. The sale of the Grand Targhee resort to GT Acquisition was consummated on June 20, 2000. At the closing of the transaction, GT Acquisition also assumed all liabilities relating to the Grand Targhee resort.

     The Company currently has $133.5 million aggregate principal amount of Senior Notes outstanding, which will result in annual cash interest requirements of approximately $16.7 million. The Company expects that cash generated from operations and the receipt of paid skier visit insurance proceeds, cash proceeds of planned real estate sales at Northstar, cash proceeds of the Grand Targhee sale and potential divestitures of other real estate and non-strategic assets, together with borrowing availability, will be adequate to fund the interest requirements on the Senior Notes and the Company's other cash operating and debt service requirements over the next twelve months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

     For the twelve months ended July 28, 2000, the Company's earnings would have been inadequate to cover fixed charges by $7.2 million. Any decline in the Company's expected operating performance or the failure to sell real estate at Northstar or achieve planned divestitures of other real estate and non-strategic assets, in each case on the terms anticipated, could have a material adverse effect on the Company's financial position and liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell other assets or obtain additional financing.

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

Seasonality

     The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company's results of operations are, in turn, significantly dependent on favorable weather conditions and other factors beyond the Company's control. The Company has sought to mitigate the downside risk of its seasonal business by purchasing paid skier visit insurance policies. However, these policies would not fully protect the Company against poor weather conditions or other factors that adversely affect the Company's operations. Moreover, no assurances can be given that these policies will continue to be available on commercially reasonable terms or at all.

     During the off-season months of May through October, the Company's resorts typically experience a substantial reduction in labor and utility expense due to the absence of skiing operations, but make significant expenditures for maintenance, expansion and capital improvement in preparation for the ensuing ski season.

Regulation and Legislation

     The Company's operations are dependent upon its ownership or control over the real property constituting each resort. The real property presently used at the Northstar and Mt. Cranmore resorts is owned by the Company. The Company has the right to use a substantial portion of the real property associated with the Bear Mountain, Sierra, Summit, Loon Mountain and Waterville Valley resorts under the terms of Term Special Use Permits issued by the United States Forest Service. The Bear Mountain permit expires in 2020, the Sierra permit expires in 2039, the Waterville Valley permit expires in 2034 and the Summit permit expires in 2032.

     A substantial portion of the real property associated with the Loon Mountain resort is likewise used under United States Forest Service permits. In 1993, the United States Forest Service authorized various lift, trail and snowmaking improvements on Loon Mountain and an expansion onto South Mountain. In 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") overturned this authorization on the ground that the United States Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). Certain improvements, including a snowmaking pipeline and part of the expansion, had been constructed before the First Circuit ruled. On May 5, 1997, the United States District Court for the District of New Hampshire (the "District Court") entered a stipulated order which authorized existing improvements to remain in place and existing operations to continue but generally prohibited future construction, restricted use of a major snowmaking water source, and required certain water discharge permits to be pursued, pending United States Forest Service reconsideration of the projects under NEPA. These authorizations and limitations were incorporated into the final order issued by the District Court on December 11, 1998, and will remain in effect until the United States Forest Service completes its NEPA review and issues a new decision. On February 12, 1999, the District Court agreed that the United States Forest Service may combine this NEPA review with its evaluation and analysis of the existing snowmaking pipeline. The United States Forest Service has stated that it expects to issue the draft NEPA documentation in the Fall of 2000 and the final NEPA documentation in the Spring of 2001.

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

     Pursuant to the air emissions reduction program currently in effect in the area regulated by the South Coast Air Quality Management District ("SCAQMD") in California where Bear Mountain is located, depending on Bear Mountain's operations and emissions, Bear Mountain may be required to acquire emission credits from other facilities which have already implemented nitrogen oxide emission reductions. When necessary, the Company may purchase "banked" emission credits at prevailing market rates. Alternatively, the regulations of the SCAQMD may require the resort to utilize operational equipment that meets certain emission standards, the effect of which is not currently determinable.

     Bear Mountain has a water supply contract for 500 acre-feet per year with Big Bear Municipal Water District executed January 8, 1988, the initial fifteen-year term of which expires on January 7, 2003. Big Bear Municipal Water District's primary source of water is from a portion of the water in Big Bear Lake shared with Bear Valley Mutual Water Company, the senior water rights holder. The water supply contract provides for water primarily for snowmaking and slope irrigation purposes. The obligation of Big Bear Municipal Water District to supply water is excused only if the level of Big Bear Lake recedes below 6,735.2 feet above sea level or eight feet below the top of Big Bear Lake Dam. Bear Valley Mutual Water Company has claimed that its rights in the lake are not subject to Big Bear Municipal Water District's obligation to supply water to Bear Mountain. This claim is being vigorously contested by all interested parties including Bear Mountain and a two-year moratorium agreement between Bear Valley Mutual Water Company and Big Bear Municipal Water District was executed in November 1998, which withdraws Bear Valley's claim for two years while the issues between Bear Valley and Big Bear Municipal are resolved. This allows continued service to Bear Mountain on an uncontested basis during the moratorium period. No assurance can be made regarding the outcome or timing of resolution of this matter.

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

     In addition, the Loon Mountain resort was notified in September 1997 that it had allegedly filled certain wetlands at the resort in violation of the CWA. In response, Loon Mountain worked with the EPA to remove the alleged fill and implement certain erosion control measures. On January 15, 1998, an individual notified the EPA, Loon Mountain, and certain other persons that he intended to initiate a lawsuit under the CWA regarding the alleged wetland violation. On February 2, 1998, the EPA wrote to such individual stating that the alleged fill had been removed and that the EPA does not believe there is a continuing violation at the site. On January 18, 2000, in papers filed in connection with the District Court's modification of the final order in the pipeline litigation, the same individual again alleged that Loon Mountain had previously filled wetlands in violation of the CWA. The same individual has verbally advised the Company that he still intends to initiate a lawsuit under the CWA regarding the alleged wetland fill.

Forward-Looking Statements

     Except for historical matters, the matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to: uncertainty as to future financial results, the substantial leverage and liquidity constraints of the Company, the capital intensive nature of development of the Company's ski resorts, uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements, demand for and costs associated with real estate development, the discretionary nature of consumers' spending for skiing and resort real estate, regional and national economic conditions, the successful or unsuccessful integration of acquired businesses, weather conditions, natural disasters (such as earthquakes and floods), availability and terms of paid skier visit insurance coverage, industry competition, governmental regulation and other risks associated with expansion and development, and the occupancy of leased property and property used pursuant to the United States Forest Service permits.

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

     In connection with the merger with Loon Mountain Recreation Corporation ("LMRC"), certain shareholders of LMRC (the "LMRC Shareholder Plaintiffs") filed a lawsuit against LMRC and its former directors alleging breach of fiduciary duty and against the Company alleging that the Company failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute") in connection with the transaction. The two lawsuits were consolidated in the Superior Court of Grafton County, New Hampshire. Prior to the filing of the lawsuit against the Company, the Company received a "no action" order from the Bureau of Securities Regulation, New Hampshire Department of State (the "Bureau") finding that the Takeover Statute was inapplicable to the proposed merger. The LMRC Shareholder Plaintiffs' initial request for a preliminary injunction prohibiting the Company (or its affiliates) from proceeding with the LMRC merger was denied by the court. Before the litigation proceeded further, and prior to the merger, the parties to the merger agreement amended such agreement. The Company then obtained an additional order by the Bureau that the Takeover Statute did not apply to the merger transaction. The Company answered the LMRC Shareholder Plaintiffs' petition and filed a motion to dismiss the LMRC Shareholder Plaintiffs' action against the Company asserting that the Takeover Statute did not apply to the transaction as a matter of law. The court initially denied the Company's motion to dismiss but granted the motion to dismiss upon reconsideration. The LMRC Shareholder Plaintiffs appealed the dismissal to the New Hampshire Supreme Court and oral arguments were heard in January of 2000; the New Hampshire Supreme Court's decision has not yet been entered. Potential remedies under the Takeover Statute include money damages and rescission of the transaction. While the Company does not believe the LMRC Shareholder Plaintiffs will prevail in their actions, no assurances can be made regarding the outcome of these actions.

     The LMRC Shareholder Plaintiffs' breach of fiduciary duty action against LMRC, Parent and its former directors remains pending and discovery is being conducted. The matter has been consolidated for trial with the Corporation Act case described below; trial has not yet been set. The LMRC Shareholder Plaintiffs were given leave by the court to amend their complaint to seek money damages against the Company, LMRC and its former directors. If the LMRC Shareholder Plaintiffs are successful in obtaining a judgment against the former LMRC directors, the Company may have certain obligations to indemnify the former directors pursuant to the former LMRC by-laws. A Motion to Intervene in this matter by the brother of one of the LMRC Shareholder Plaintiffs was denied by the court. Moreover, the Company has filed a Motion for Summary Judgment seeking the dismissal of this action on the theory that the breach of fiduciary duty action seeks no remedies other than those available in the Corporation Act case. This motion is presently before the court for a decision. While the Company does not believe LMRC Shareholder Plaintiffs will prevail in this lawsuit, no assurances can be made regarding the outcome of this litigation.

     Also in  connection  with the  merger  with  LMRC,  the  LMRC  Shareholder
Plaintiffs exercised dissenters' rights under the New Hampshire Business Corporation Act (the "Corporation Act"). Under the statutory procedure for settling the LMRC Shareholder Plaintiffs' dissenters' rights, LMRC paid the plaintiffs an aggregate of $34,436, or $30.61 per share, as its estimate of the fair value of their 1,125 shares. The LMRC Shareholder Plaintiffs demanded additional payments necessary to compensate them for the $71.38 per share price, plus interest, which they asserted as the fair value of their shares. By disclosure dated March 17, 2000 the LMRC Shareholder Plaintiffs' expert has revised his opinion of fair value to $91.90 per share. Pursuant to the Corporation Act, LMRC commenced a proceeding in the Superior Court of Grafton County, New Hampshire seeking a judicial appraisal of the value of the LMRC Shareholder Plaintiffs' shares in LMRC. Discovery in the case is pending and the matter has been consolidated for trial with the fiduciary duty case described above; trial has not yet been set. While the Company believes that the amount paid to the LMRC Shareholder Plaintiffs prior to the commencement of the appraisal proceeding represents the fair value of their shares, there can be no assurance as to the value which the appraisal proceeding will assign to the LMRC Shareholder Plaintiffs' 1,125 shares.

     In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened in the lawsuit. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff, along with the intervening environmental group, (collectively or individually, the "Environmental Plaintiffs") appealed. In December 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") reversed the District Court decision and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. The District Court then entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any associated pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue;
requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the original Forest Service approval to their preexisting condition if not ultimately re-approved by the Forest Service. This order remains in effect until the supplemental NEPA process is completed. The Forest Service has stated that it expects to issue draft NEPA documentation in the Fall of 2000 and final NEPA documentation by the Spring of 2001. The Company can give no assurance regarding the timing or outcome of such process.

     The Environmental Plaintiffs also filed a motion asking the District Court to impose against LMRC a CWA civil penalty of $5,550,125 and attorney's fees and costs in connection with LMRC's discharges into Loon Pond during its snowmaking operations for the 1996/97 ski season and prior years. The discharge at issue involved water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into Loon Pond. The District Court dismissed the claim for civil penalties and attorney's fees under the CWA and one of the Environmental Plaintiffs appealed to the First Circuit. The First Circuit has issued a series of orders staying the appeal to permit settlement negotiations, which are on-going. The current stay will expire on August 31, 2000 at which time the parties are required to file a status report with the First Circuit. In connection with the merger with LMRC, the Company obtained a specific insurance policy providing $4.5 million of coverage (above a $1.2 million deductible) to cover any civil penalties, fees and costs that the District Court may assess against LMRC.

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

ITEM 5. OTHER INFORMATION

     On June 20, 2000, the holders of the outstanding securities of Booth Creek Ski Group, Inc. ("Parent") consummated a restructuring of Parent's existing capital structure (the "Capital Restructuring").

     Prior to the Capital Restructuring, Parent had outstanding Class A and Class B common stock, warrants to purchase Class B common stock and Parent senior notes ("Parent Notes"). The Class B common stock is non-voting, and each share of Class B common stock is convertible into one share of Class A common stock. Pursuant to the Capital Restructuring, all of Parent's outstanding Class A and Class B common stock was converted into Parent Notes in a principal amount equal to 20% of the paid-in capital relating thereto. The Parent Notes issued in connection with the Capital Restructuring have the same terms as the existing Parent Notes. In addition, new shares of Class A and Class B common stock of Parent were issued to the holders of Parent Notes on a pro rata basis in proportion to the respective ownership of Parent Notes. Under the terms of the proposed restructuring, George N. Gillett, Jr. and affiliates continue to own 100% of the outstanding Class A common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits

   Exhibit No.                       Description of Exhibit
   ----------                        ----------------------
      4.1 Second Amended and Restated Securities Purchase Agreement and certain related agreements dated as of May 28, 2000, among Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc., the Subsidiary Guarantors as defined therein and each of John Hancock Life Insurance Company, CIBC WG Argosy Merchant Fund 2, L.L.C., Hancock Mezzanine Partners, L.P., Co-Investment
                               Merchant  Fund,   L.L.C.  and  Booth
                               Creek Partners Limited II, L.L.L.P.

      10.1 Second Amendment dated May 28, 2000 to Amended and Restated Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc.,
                               Bear  Mountain,   Inc.,   Waterville
                               Valley  Ski  Resort,   Inc.,   Mount
                               Cranmore  Ski  Resort,   Inc.,   Ski
                               Lifts,     Inc.,    Grand    Targhee
                               Incorporated,  LMRC  Holding  Corp.,
                               Loon       Mountain       Recreation
                               Corporation,  Loon Realty Corp., and
                               Fleet National Bank.

      10.2 Third Amendment dated May 28, 2000 to Amended and Restated Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc.,
                               Bear  Mountain,   Inc.,   Waterville
                               Valley  Ski  Resort,   Inc.,   Mount
                               Cranmore  Ski  Resort,   Inc.,   Ski
                               Lifts,  Inc.,  LMRC  Holding  Corp.,
                               Loon       Mountain       Recreation
                               Corporation,  Loon Realty Corp., and
                               Fleet National Bank.

      27.1                     Financial Data Schedule

   b. Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated July 6, 2000, reporting under Item 5 thereof the consummation of the sale of the Grand Targhee resort to GT Acquisition I, LLC.

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



August 31, 2000