Form 10-K
period 2000-10-27
BOOTH CREEK SKI HOLDINGS INC
filed 2001-01-26
CIK 1037253

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K

 (Mark One)
     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: October 27, 2000

                                       OR

     [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from
                                       to

                       Commission File Number: 333-26091

                         BOOTH CREEK SKI HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                          84-1359604
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)        Identification Number)

                    1000 South Frontage Road West, Suite 100
                              Vail, Colorado 81657
                                 (970) 476-1311
          (Address, including zip code and telephone number, including area code, of registrant's principal executive offices)

                               ------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None.

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.
                               ------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of December 27, 2000, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares. There is no trading market for the registrant's Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5 of this Report.
===============================================================================

                               TABLE OF CONTENTS




Item                                                                Page Number
                                                                    -----------
                                     PART I


 1.  Business.....................................................       2


 2.  Properties...................................................      21


 3.  Legal Proceedings............................................      21


 4.  Submission of Matters to a Vote of Security
     Holders......................................................      23


                                    PART II


 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters..........................................      24


 6.  Selected Financial Data......................................      24


 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..........................      27


7a.  Quantitative and Qualitative Disclosures About
     Market Risk..................................................      36


 8.  Financial Statements and Supplementary Data..................      37


 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure..........................      37


                                    PART III


10.  Directors and Executive Officers of the Registrant...........      38


11.  Executive Compensation.......................................      40


12.  Security Ownership of Certain Beneficial Owners
     and Management...............................................      46


13.  Certain Relationships and Related Transactions...............      50


                                    PART IV


14.  Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K..........................................      54


     Signatures...................................................      60


     Index of Financial Statements................................     F-1

                                     PART I

Item 1. Business

Overview

     As used in this Report, the "Company" or "Booth Creek" refers to Booth Creek Ski Holdings, Inc. and its subsidiaries, unless the context otherwise requires. The Company is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent"). The Company currently owns and operates seven ski resort complexes encompassing ten separate resorts, including the Northstar-at-Tahoe ("Northstar") and Sierra-at-Tahoe ("Sierra") ski resorts in the Lake Tahoe region of Northern California, the Bear Mountain ski resort ("Bear Mountain") in Southern California, the Waterville Valley ("Waterville Valley"), Mount Cranmore ("Mt. Cranmore") and Loon Mountain ("Loon Mountain") ski resorts in the White Mountains of New Hampshire and the Summit at Snoqualmie (the "Summit") ski resort complex, which consists of four separate resorts, in the Cascade Mountains of Northwest Washington. The Company divested the Grand Targhee ski resort ("Grand Targhee") on June 20, 2000.

     The Company is the fourth largest ski resort operator in North America based on approximately 2.2 million skier days recorded during the 1999/00 ski season at its resorts (excluding Grand Targhee). Booth Creek primarily operates regional ski resorts which attract the majority of their guests from their regional ski markets, within a 200 mile driving radius of each resort. The
Company's properties offer approximately 6,281 acres of skiable terrain, 376 trails, 93 lifts (including 16 high-speed lifts and two gondolas) and on-mountain capacity to accommodate approximately 53,000 guests daily. For the year ended October 27, 2000, the Company generated revenues of $139.4 million and income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales ("EBITDA") of $43.9 million, and incurred a net loss of $357,000. For the year ended October 29, 1999, the Company generated revenues of $125.7 million and EBITDA before unusual items of $28.2 million, and incurred a net loss of $18.8 million.

     The Company's resort properties are located near major skiing populations, including four of the five largest regional ski markets in the United States:
Los Angeles/San Diego, San Francisco/Sacramento, Boston and Seattle/Tacoma. The Company believes this geographical diversification may help to limit the Company's exposure to regional economic downturns and unfavorable weather conditions.

     The Company's resorts seek to differentiate themselves in their respective markets by selectively upgrading on-mountain facilities and guest services, employing targeted marketing strategies and offering extensive skier development programs, all of which create a competitively-priced, high-quality guest experience. The Company's resorts have collectively invested approximately $58 million (including $5.9 million of equipment acquired through capital leases and other debt) in capital expenditures during the last three fiscal years, including the addition of high-speed chairlifts, additional snowmaking capabilities, improved trail grooming equipment, and enhanced on-mountain skier service, retail and food service amenities. The Company believes its existing resorts are well maintained. The Company also uses targeted advertising, database marketing and strategic marketing alliances to enhance the image of its resorts and increase regional market share. The Company also offers extensive development programs to improve the technical skill level of all types of skiers, which management believes is important to expand the total skier population and increase skier visitation frequency.

     On June 20, 2000, the Company sold all of the assets associated with the Grand Targhee resort for $11.4 million in cash to GT Acquisition I, LLC ("GT Acquisition"), an entity formed and controlled by the Chairman and Chief Executive Officer of the Company. At the closing of the transaction, GT Acquisition also assumed all liabilities relating to the Grand Targhee resort. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction.

     The following is an organizational chart of Parent, the Company and the Company's subsidiaries. Each subsidiary of the Company is, directly or indirectly, wholly-owned by Booth Creek.

[GRAPHIC OF ORGANIZATIONAL CHART OMITTED]

     The Company's principal executive offices are located at 1000 South Frontage Road West, Suite 100, Vail, Colorado 81657. Its telephone number at that location is (970) 476-1311. The Company was incorporated in Delaware on October 8, 1996.

Industry

     There are approximately 503 ski areas in the United States which, during the 1999/00 ski season generated approximately 52 million skier days. A "skier day" represents one skier or snowboarder visiting one ski resort for one day, including skiers and snowboarders using complimentary and season passes. Calculation of skier days requires an estimate of visits by season passholders. Although different ski resort operators may use different methodologies for making such estimates, management believes that any resulting differences in total skier days are immaterial. U.S. ski areas range from small ski resort operators, which primarily cater to day skiers and regional overnight skiers from nearby population centers, to larger resorts which, given the scope of their operations and their accessibility, are able to attract skiers and snowboarders from their regional ski markets as well as destination resort guests who are seeking a comprehensive vacation experience. While regional ski market skiers tend to focus primarily on lift ticket price and round-trip travel time, destination travelers tend to be heavily influenced by the number of amenities and activities offered as well as the perceived overall quality of the vacation experience. The table below summarizes regional skier day information from the 1995/96 ski season through the 1999/00 ski season.

                    U.S. Ski Industry Regions and Skier Days
                                 (In thousands)

                                                  Rocky  Pacific  Lake
        Season        Northeast Southeast Midwest  Mtns    West   Tahoe   Total
--------------------- --------- --------- ------- ------ -------  -----  ------
1995/96..............  13,825     5,693    7,284  18,148  6,033   3,000  53,983
1996/97..............  12,407     4,231    7,137  18,904  7,341   2,500  52,520
1997/98..............  12,712     4,343    6,707  19,191  7,419   3,750  54,122
1998/99..............  12,300     4,261    6,005  18,305  6,702   4,382  51,955
1999/00..............  12,025     5,191    6,422  18,109  6,560   3,891  52,198
Five year average....  12,654     4,744    6,711  18,531  6,811   3,505  52,956

Northeast: CT, MA, ME, NH, NY, VT, RI
Southeast: AL, GA, KY, MD, NC, NJ, PA, TN, VA, WV
Midwest: IA, IL, IN, MI, MN, MO, ND, NE, OH, SD, WI
Rocky Mtns: CO, ID, MT, NM, UT, WY
Pacific West: AK, AZ, CA (excluding Lake Tahoe Region), NV, OR, WA
Source: 1999/00 Kottke National End of Season Survey

     Over the last fifteen years, the ski resort industry has been experiencing a period of consolidation. The number of United States ski areas has declined from 709 in 1986 to 503 in 2000. The number of ski areas may decline further, as many mountain resorts lack the infrastructure, capital and management capability to effectively compete in this multi-dimensional and service-intensive industry. No major new ski resort has opened in the United States since 1989. Of the 503 ski areas, the 1999/00 Kottke National End of Season Survey estimates the average resort recorded approximately 104,000 skier days. All of the Company's resorts except Mt. Cranmore typically record more than 200,000 annual skier days. The trend among leading resorts is toward investing in improving technology and infrastructure, including high-speed lifts, attractive facilities and extensive snowmaking capabilities, to deliver a more consistent, quality experience. During the last three fiscal years, the Company has invested approximately $58 million in capital expenditures at its resorts to improve their competitive position and to meet sustaining capital requirements. Management believes the need for increased investment in resorts in general has required a greater access to capital and has enhanced the position of resorts owned by larger, better capitalized owners. Despite the recent consolidation in the ski industry, the industry remains fragmented, with no one resort accounting for more than 3%, and no one resort operator accounting for more than approximately 10%, of the United States' 52 million skier days during the 1999/00 ski season. The four largest ski resort companies, including the Company, accounted for approximately 29% of all U.S. skier days recorded during the 1999/00 ski season.

     Management believes that changes in demographics and certain ski industry trends will be favorable for the U.S. ski industry. Members of the Baby Boom generation, the single largest group of skiers, continue to move into an age and economic cycle when a greater portion of their disposable income is available for recreational activities and the purchase of vacation homes. The next largest group of skiers are the Echo Boom generation (children of Baby Boomers) and the "X" generation (young adults). Members of these generations are beginning to form their recreational habits and offer the largest potential increase in skiers since the emergence of the Baby Boom generation in the late 1960's through the mid-1970's.

     The emergence and growth of snowboarding, driven primarily by the Echo Boom and X generations, has energized interest in "on-snow" recreation. According to the 1999/00 Kottke National End of Season Survey, the estimated number of snowboarder visits has increased from 6.4 million in the 1994/95 ski season to 13.8 million in the 1999/00 ski season, an increase of approximately 116%. Snowboarders tend to be between the ages of 13 and 25 and presently represent an estimated 26.4% of all domestic ski resort visitors. All of the Company's resorts have allocated significant terrain to snowboarders. Management believes that the growth in snowboarding has had, and will continue to have, a positive impact on the snow sports industry, especially since it is attracting new age groups, and will continue to be an important source of lift ticket, snow school, retail and rental revenue growth for the Company.

     The advent of snowboarding has been accompanied by the introduction of "shaped" alpine skis which make skiing easier to learn and enjoy. The shaped skis significantly improve a new skier's learning progression, as well as enhance the experience of skiers of all abilities through increased technical ability and control. All of the Company's resorts have replaced all or a majority of their rental skiing equipment with shaped skis. Further advances and innovations in skier equipment and snowmaking, trail grooming and lift technologies are also expected to lead to the greater popularity of skiing.

     The Lake Tahoe region has averaged approximately 3.5 million annual skier days over the last five years. Management estimates that approximately 70% to 75% of the skiers visiting Lake Tahoe resorts during the 1999/00 ski season were from the San Francisco, Sacramento and Central California Valley metropolitan areas and the Lake Tahoe region. Other guests come principally from Southern California and states with large ski populations, such as Texas, Illinois and Florida. Skiers in this market can choose from among seven major resorts, which include Northstar, Sierra, Squaw Valley, Heavenly Valley, Alpine Meadows, Sugar Bowl and Kirkwood. Northstar, Squaw Valley and Heavenly Valley attract a significantly greater share of destination skiers than the area's other resorts.

     The Southern California market has averaged approximately 2.5 million annual skier days over the last five years. Management estimates that approximately 90% of the skiers visiting Southern California resorts during the 1999/00 ski season were drawn primarily from the Los Angeles, Orange County and San Diego metropolitan areas. Skiers in this market can choose from among four major resorts, which include Bear Mountain, Snow Summit, Mountain High and Mammoth Mountain.

     The Northeast market (including New York) has averaged approximately 12.7 million annual skier days over the last five years. The Northeast market consists of a significant percentage of day or weekend skiers due to the relatively short driving radius to major metropolitan areas. While the Northeast does not draw significant numbers of vacationing skiers from the Western regions of the United States, it does compete with the Rocky Mountains and Pacific West areas for Eastern vacationing skiers. Within the Northeast region, skiers can choose from over 50 major ski areas and resorts. The region's major ski areas and resorts are concentrated in the mountainous areas of New England and Eastern New York, with the bulk of skiers coming from the population centers located in Eastern Massachusetts, Southern New Hampshire, Connecticut, Eastern New York, New Jersey and the Philadelphia area. Waterville Valley, Mt. Cranmore and Loon Mountain all operate in the Northeast market.

     The Company's Summit resort complex operates in the Washington state segment of the Pacific West market. The Pacific West market has averaged approximately 6.8 million skier days over the last five years. Management estimates that more than 90% of the skier days recorded at Washington state resorts during the 1999/00 ski season were attributable to residents of the Seattle/Tacoma metropolitan area. Other guests come primarily from other parts of Washington, Oregon and Western Canada. Washington state resorts do not attract a significant number of destination skiers. Within Washington state, skiers can choose from among 14 ski resorts, including the four resorts comprising the Summit. The largest ski areas in Washington state are the Summit, Stevens Pass, Crystal Mountain, White Pass, Mission Ridge and Mt. Baker. Other ski areas in Washington are moderate to small in size.

Resort Operations

     The Company's seven resort complexes offer a variety of ski and non-ski activities. The table below provides a summary of each resort's ski operations and is followed by a more detailed description of each resort.


                                                                 Approx.
                                                                  Snow-     Approx.
                               Vertical                          making      Beds
                      Skiable    Drop                             Trail     Within
      Resort           Acres    (Feet)   Trails      Lifts      Coverage   12 Miles
--------------------  -------  --------  ------  -------------  ---------  --------
Northstar-at-Tahoe..   2,420     2,280     70    1 High-Speed       50%     15,000
                                                    Gondola
                                                 5 High-Speed
                                                    Quads (1)
                                                 4 Fixed Grip
                                                 5 Surface

Sierra-at-Tahoe.....   1,680     2,212     46    3 High-Speed       4%      30,000
                                                    Quads
                                                 6 Fixed Grip
                                                 1 Surface

Bear Mountain.......     195     1,665     32    2 High-Speed      100%     11,000
                                                    Quads
                                                 7 Fixed Grip
                                                 3 Surface

Waterville Valley...     255     2,020     52    2 High-Speed      100%      6,500
                                                    Quads
                                                 6 Fixed Grip
                                                 4 Surface

Mt. Cranmore........     183     1,270     39    1 High-Speed      100%     16,000
                                                    Quad
                                                 4 Fixed Grip
                                                 4 Surface

Loon Mountain.......     250     2,100     41    1 High-Speed       96%     13,000
                                                    Gondola
                                                 1 High-Speed
                                                    Quad
                                                 5 Fixed Grip
                                                 1 Surface

The Summit..........   1,298     2,200     96    2 High-Speed        0%      1,000
                                                    Quads
                                                 18 Fixed Grip
                                                 7 Surface

(1)High-Speed Quads are four-person chairlifts which decelerate and detach from a cable during passenger loading and unloading and reattach and accelerate thereafter.

     Total skier visits generated by each of the Company's resorts during the 1999/00, 1998/99 and 1997/98 ski seasons were as follows:

                                        1999/00       1998/99       1997/98
                                      -----------   -----------   -----------
                                                   (In thousands)

Northstar............................       477           530           537
Sierra...............................       310           355           342
Bear Mountain........................       251           294           302
Waterville Valley....................       204           239           231
Mt. Cranmore.........................       100           112           100
Loon Mountain........................       304           297           350 (a)
The Summit...........................       504           485           410
Grand Targhee........................       137           121           114
                                      -----------   -----------   -----------
                                          2,287         2,433         2,386
                                      ===========   ===========   ===========

(a) Pro forma for the acquisition of Loon Mountain by the Company on February 26, 1998. Actual skier visits generated by Loon Mountain from the date of its acquisition through the end of the 1997/98 ski season were 77,000 total skier visits.

     Northstar-at-Tahoe

     Northstar-at-Tahoe, located near the north end of Lake Tahoe, California, offers extensive activities and services in both winter and summer. The resort's 8,600-foot Mt. Pluto features 2,420 acres of skiable terrain and a 2,280 foot vertical drop. Northstar's 70 ski trails are served by 15 operating lifts, including one gondola, 5 high-speed quads, two triple lifts and two double lifts, which combine to transport up to 22,375 skiers uphill per hour. Northstar also has approximately 65 kilometers of groomed trails for cross-country skiing and snowshoeing and several on-mountain terrain parks for snowboarders and adventurous skiers. Other facilities at Northstar include a village consisting of condominium/hotel accommodations, restaurants, bars, shops, a child-care center and conference facilities, a 22,700 square foot on-mountain ski lodge, a 9,000 square foot rental equipment facility, and a 5,800 square foot on-mountain children's ski school facility. Summer recreation facilities include an 18-hole golf course, ten tennis courts, a horseback riding stable, fly fishing, mountain bike rentals and trails and swimming pools. Northstar currently ranks third in total skier days in the Lake Tahoe area. In 2000, Northstar was ranked by Ski magazine as the 19th best resort in North America and in the top ten in a number of important categories including guest service, family programs, grooming and favorable weather.

     Northstar provides a full-service skiing experience for its clientele, which typically includes the upper-income, Baby Boomer population. Northstar's marketing is focused on the San Francisco Bay and the Sacramento Valley areas as a destination skier's alternative to Colorado and Utah resorts. Northstar also markets aggressively in Southern California and states with large ski populations. Northstar is within a one-hour drive of the Reno International Airport, which offers air service to all parts of the United States, Western Canada and Mexico. Private planes, including jet airplanes, can fly into the all-weather Truckee Airport, which is located two miles from Northstar, where Northstar operates transit buses to the resort.

     Northstar is within a 200 mile driving radius of the major population centers of San Francisco, San Jose and Sacramento and, therefore, attracts a significant number of its guests from Northern California. Northstar has approximately 5,000 beds at the resort with an additional 40,000 beds in the vicinity, 10,000 of which are within a 12 mile radius. Management estimates that during the 1999/00 ski season, 65% of the skiers visiting Northstar came from Northern California, 10% from Southern California, 22% from other states and 3% from international locales.

     Northstar has invested in a number of improvements for the 2000/01 ski season, including a 200 acre terrain expansion onto Lookout Mountain. The Lookout expansion provides Northstar with additional advanced terrain, and is served by a new detachable quad lift. Additionally, the resort has invested in a new automated snowmaking system which provides coverage to four trails, including two of the new trails on Lookout Mountain. Northstar also constructed a new 9,000 square foot rental facility and improved and expanded its rental fleet.

     Northstar's snowmaking system is engineered to cover approximately 50% of its ski trails. Annual snowfall at the resort has averaged 326 inches per year during the past five years. Northstar has pumping rights from nearby water sources which, when coupled with its 60 million gallon water storage capacity, have been sufficient to support the resort's needs. The Company is currently evaluating alternatives for the expansion and improvement of the existing snowmaking system at Northstar in order to lessen the influence of unfavorable weather, which can negatively impact operating conditions at the resort.

     Northstar consists of approximately 8,000 acres of land privately owned by the Company. Management believes that Northstar has significant opportunities to develop additional ski terrain, as well as certain real estate development opportunities. Moreover, management believes that the expansion of the existing on-mountain bed base at the resort from the recently announced East West development will result in increased skier days, thereby enhancing the value and profitability of Northstar's resort operations. Such bed base development is also expected to make additional ski terrain expansion at Northstar even more attractive. See Part I, Item 1. "Business - Real Estate Development."

     Sierra-at-Tahoe

     Sierra-at-Tahoe is conveniently located near the large bed base of South Lake Tahoe, California and is the closest major ski resort to Sacramento and the Central California Valley. The resort's 8,852-foot peak offers 1,680 skiable acres and a 2,212 foot vertical drop. Sierra's 46 ski trails are served by ten operating lifts, including three high-speed quads, one triple lift and five double lifts, which combine to transport up to 14,921 skiers uphill per hour. Sierra operates a 46,000 square foot base lodge which offers a variety of food and beverage, retail and other skier services. Management believes that Sierra's investment in its ski infrastructure has made it the best ski value in the South Lake Tahoe area. Sierra does not offer summertime activities.

     Sierra has been positioned as Lake Tahoe's "value" resort, primarily targeted to families, teenagers and young adults. Sierra does not own or manage any lodging units in the area, but there are approximately 50,000 beds in the South Lake Tahoe vicinity, including 30,000 beds within a 12 mile radius. Sierra attracts a larger share of its guests from the Sacramento and Central California Valleys than the San Francisco Bay area.

     Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a Term Special Use Permit from the United States Forest Service. See Part I, Item 1. "Business - Regulation and Legislation." Sierra's skiable terrain, notable for its extensive grooming and wind-protected slopes, requires less snow than other resorts to provide appealing ski conditions. Due to its abundant annual snowfall, which has averaged approximately 514 inches per year over the past five years, Sierra's snowmaking equipment covers only 4% of Sierra's total terrain. In 2000, Ski magazine ranked Sierra as one of the ten best ski resorts in the Pacific region.

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

     Bear Mountain is within a one to three hour drive of the Los Angeles, Orange County and San Diego metropolitan areas, providing it with access to nearly 16 million Southern Californians of whom approximately 800,000 actively participate in skiing and snowboarding. Management estimates that approximately 90% of Bear Mountain's skiers are from Southern California. While Bear Mountain is in the middle of an approximately 11,000 bed base area, it is primarily a day skiing facility.

     Bear Mountain owns 116 of its 819 gross acreage, leases 698 acres of mountain terrain under a United States Forest Service Term Special Use Permit and leases five acres from third parties. See Part I, Item 1. "Business - Regulation and Legislation." Management believes that Bear Mountain has one of the largest snowmaking capacities per acre of any resort west of the Mississippi River and incorporates a sophisticated system which allows it to efficiently cover 100% of its ski trails. Bear Mountain also has access to three reservoirs capable of holding six million gallons of water for snowmaking. See Part I, Item 1. "Business - Regulation and Legislation." In 1999, Bear Mountain was rated as one of the top ten resorts in the nation for terrain features and parks by Ski and Freeze magazines.

     Waterville Valley

     Waterville Valley's major base facilities are located on the 4,004 foot high Mt. Tecumseh and offer 255 skiable acres and a vertical drop of 2,020 feet. Waterville Valley's 52 trails are served by 12 operating lifts, including two high-speed quads, two triple lifts and four double lifts, which combine to transport up to 15,672 skiers uphill per hour.

     The resort operates a 41,872 square foot base lodge (complete with multiple food service centers and child care), three other base area facilities comprising approximately 27,500 square feet, a mid-mountain lodge featuring a cafeteria and deli and a mountain-top lodge with snack bar and restaurant dining.

     The Waterville Valley resort has a year-round Adventure Center offering mountain bikers, cross-country skiers and hikers access to 105 kilometers of trails in the White Mountain National Forest. Other resort amenities include an ice skating arena, golf course, tennis center, sports and fitness center, horsedrawn sleigh rides, skateboard park, beach and paddle boats. Waterville Valley's Conference Center has 17,000 square feet of meeting space and provides banquet facilities for up to 1,000 people. With 11 meeting rooms, a business center, audio-visual capabilities and a self-contained pub, the Conference Center's on-site staff supports events year-round.

     Waterville Valley has traditionally created an environment conducive to families comprised of either day skiers, regional overnight skiers or destination skiers. Its location proximate to Interstate 93 (a major north-south thoroughfare for skiers) makes it one of the most accessible of the larger New England resorts. Waterville Valley's proximity to large East Coast markets (Boston is less than two and one-half hours away by car) attracts day skiers, while the town's substantial bed base can accommodate the regional overnight skiers and vacationers who will stay an average of two to four days. There are approximately 6,500 beds in the Waterville Valley area, of which approximately 3,000 can be rented. Management estimates that during the 1999/00 ski season the majority of Waterville Valley's skiers came from New Hampshire (44%) and Massachusetts (31%), with the remainder coming from Rhode Island, Connecticut, New York, New Jersey and other regional locations. In 2000, Waterville Valley was recognized as the fifth best resort in the East by Ski magazine.

     Waterville Valley owns 35 acres on Snow Mountain and two acres at the Conference Center. It leases 790 acres of land on Mt. Tecumseh under a Term Special Use Permit issued by the United States Forest Service. See Part I, Item
1. "Business - Regulation and Legislation." Waterville Valley's snowmaking system is engineered to cover 100% of the ski trails on Mt. Tecumseh. Water for snowmaking is currently pumped from a local river and a pond. Waterville Valley is in the process of seeking permits for additional water sources and water storage facilities for snowmaking.

     Mt. Cranmore

     Mt. Cranmore is the oldest continuously operated ski area in the United States. Located in the hub of New Hampshire's Mount Washington Valley, Mt. Cranmore's 1,714 foot summit offers 183 skiable acres and a 1,270 foot vertical drop. Mt. Cranmore's 39 trails are served by nine operating lifts, including one high-speed quad, one triple lift and three double lifts, which combine to transport up to 6,420 skiers uphill per hour. The mountain is serviced by two base lodges, offering multiple eating locations and pub/restaurant facilities, as well as a restaurant at the summit. In addition, Mt. Cranmore owns a year-round 46,000 square foot athletic facility which includes five outdoor tennis courts, four indoor tennis courts, a pool, a spa, a weight-lifting area, aerobic training rooms, an indoor climbing wall, locker rooms, a kitchen area and nursery service. Mt. Cranmore also operates on-site retail and rental shops.

     Management believes that Mt. Cranmore has great appeal to young and growing families due to its intimate size, high percentage of intermediate trails (45%, with 33% for advanced skiers) and its well-developed children's ski programs. An additional family attraction is Mt. Cranmore's proximity to the neighboring town of North Conway, which is within walking distance of the mountain and has one of New England's largest rural, retail outlet and restaurant centers. North Conway is part of the White Mountains area, which is the dominant tourist destination in New Hampshire. Approximately 13 million people live within a four-hour drive of Mt. Cranmore. During the 1999/00 ski season, management estimates that 52% of the resort's guests were from the Boston metropolitan area, 22% were from New Hampshire and 6% were from Rhode Island. To accommodate destination/vacation skiers there are approximately 16,000 rental beds in the Mt. Washington Valley, including 76 condominium units at Mt. Cranmore itself.

     Mt. Cranmore owns 754 acres and holds easements enabling it to develop an additional 500 acres of ski terrain. Mt. Cranmore does not lease any of its land from the federal government. Mt. Cranmore's snowmaking equipment consists of a computerized weather-monitoring and snowmaking system which covers 100% of the resort's ski trails. In addition to pumping rights from a nearby stream, Mt. Cranmore has an agreement with the local water district for an additional reservoir of one million gallons of water for snowmaking. In addition, Mt. Cranmore's base area pond holds 1.4 million gallons of water.

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

     Loon Mountain has traditionally created an environment conducive to families who are either day skiers, regional overnight skiers or destination skiers. Its location adjacent to Interstate 93 (a major north-south thoroughfare for skiers) enabled it to receive a top ten ranking in North America for accessibility by Ski magazine in 2000. Loon Mountain's proximity to large East Coast markets (Boston is less than two and one-half hours away by car) attracts day skiers, while an approximate bed base of 13,000 within twelve miles of the resort can accommodate regional overnight and destination skiers. In 2000, Loon Mountain was ranked as the seventh best resort in the East by Ski magazine.

     Loon Mountain owns 565 acres and leases 778 acres of land in the White Mountain National Forest under a Term Special Use Permit issued by the United States Forest Service permitting year-round recreational use. See Part I, Item
1. "Business - Regulation and Legislation." Adjacent to such land, an additional 581 acres are leased on "South Mountain" under a separate Special Use Permit permitting certain limited activities, including mountain biking, cross-country skiing and horseback riding. These 581 acres have been designated by management for the eventual development, subject to permitting, of skiing terrain to complement the current skiing area. See Part I, Item 1. "Business - Real Estate Development."

     Loon Mountain has the snowmaking capacity to cover approximately 96% of its skiable terrain.

     The Summit at Snoqualmie

     The Summit at Snoqualmie is located in the Cascade Mountains of Northwest Washington and consists of four separate resorts, Alpental at the Summit ("Alpental"), Summit West, Summit Central, and Summit East, which collectively offer 1,298 acres of skiable terrain. Individually, Alpental has a 5,400 foot top elevation, a 2,200 foot vertical drop, 170 acres of skiable trails and runs (93 acres of which are lighted for night skiing) and approximately 600 acres of backcountry terrain; Summit West has a 3,860 foot top elevation, an 810 foot vertical drop and 172 acres of skiable trails and runs (166 acres of which are lighted for night skiing); Summit Central has a 3,860 foot top elevation, a 1,020 foot vertical drop and 246 acres of skiable trails and runs (176 acres of which are lighted for night skiing); and Summit East has a 3,760 foot top elevation, a 1,080 foot vertical drop and 110 acres of skiable trails and runs (58 acres of which are lighted for night skiing). In total, the Summit complex has 96 designated trails and runs served by 27 operating lifts, including two high-speed quads, four triple lifts, 14 double lifts and seven surface lifts, which combine to transport up to 32,890 skiers uphill per hour. The Summit Nordic Center also offers approximately 55 kilometers of cross-country skiing on an expert trail system and a lighted beginner student trail which hosts a season-long night racing series. In addition, the Summit West, Summit Central, and Summit East areas are interconnected by a cross-over trail system. The Summit operates seven lodges which provide an aggregate of approximately 111,175 square feet of space for food and beverage services (restaurants and cafeterias), skier services and entertainment.

     The Summit is within a one-hour drive of the Seattle/Tacoma metropolitan area, providing it with access to nearly 450,000 active skiers and snowboarders. Although the complex offers beginner, intermediate and advanced skiers a relatively equivalent amount of trail difficulty, each of the separate properties has been designed to appeal to specific skier profiles: Alpental's trails are designed primarily for intermediate to expert skiers; Summit West's open slopes are geared toward beginner and intermediate skiers; Summit Central's trail systems are primarily designed toward intermediate to advanced skiers; and Summit East's trails are designed primarily for novice to intermediate skiers. Overall, the Summit complex is one of the largest learn-to-ski areas in the United States, with approximately 25% of its 1999/00 skier days being attributable to guests enrolled in ski school programs. In addition, the Summit is the largest night skiing complex in the United States, with approximately 25% to 30% of its skier visits each season being recorded at night.

     The Summit owns 686 acres of its 4,152 gross acreage, leases over 1,400 acres under a private permit and utilizes 1,864 acres of mountain terrain under a United States Forest Service Term Special Use Permit. See Part I, Item 1. "Business - Regulation and Legislation." The Summit typically enjoys abundant annual snowfall, averaging 500 inches annually over the past five years. As a result, there are no man-made snowmaking capabilities at any of the Summit resorts. The Company does, however, possess water rights that would allow it to engage in snowmaking, if necessary or desired in the long term.

Business Segments

     The Company operates in two business segments: resort operations and real estate and other. Business segment information is presented in Note 14 to the accompanying consolidated financial statements.

Real Estate Development

     The Company has certain holdings of land suitable for either the expansion of ski terrain or the development of residential and commercial properties. The Company also has terrain expansion opportunities on land within its current United States Forest Service permits as well as land owned by third parties. In management's view, increasing the on-mountain bed base, expanding retail and other commercial services and developing additional skiable terrain at a resort can accelerate growth in skier days and ski-related revenues. The following table lists certain owned or leased land that may be available to the Company for expansion.

                                       Residential/ Approximate
                                       Commercial/    Number       Principal
        Location           How Held    Ski Terrain   of Acres        Uses
------------------------- ----------- ------------- ----------- ---------------
Northstar: Single
  Family Development..... Owned       Residential       62      On-mountain
                                                                 housing

Northstar:                            Residential/     162      On-mountain
  Zoned/Undeveloped...... Owned       Commercial                 housing and
                                                                 expanded
                                                                 commercial
                                                                 facilities

Northstar: Mountain
  Terrain Expansion -
  Lookout Mountain,
  Sawtooth Ridge and
  Other areas............ Owned       Ski Terrain    1,532      Expand ski
                                                                 terrain
Loon Mountain:
  South Mountain......... Leased:     Ski Terrain      581      Expand ski
                          Forest                                 terrain
                          Service

Loon Mountain: Base
  Lands.................. Owned       Residential/     412      On-mountain
                                      Commercial                 housing and
                                                                 expanded
                                                                 commercial
                                                                 facilities

Bear Mountain...........  Leased:     Ski Terrain      114      Expand ski
                          Forest                                 terrain
                          Service


Bear Mountain............ Owned       Residential/       6      Develop 56
                                      Ski Terrain                condominiums
                                                                 and expand ski
                                                                 terrain

Mt. Cranmore: Black Cap.. Easement    Ski Terrain      500      Expand ski
                                                                 terrain

Mt. Cranmore: Base Lands. Owned       Residential/      35      On-mountain
                                      Commercial                 housing and
                                                                 expanded
                                                                 commercial
                                                                 facilities

The Summit............... Owned       Residential      105      On-mountain
                                                                 housing,
                                                                 parking lots
                                                                 and ski terrain

     The Company's real estate development strategy for residential and commercial properties is comprised of the following components: (1) to build recurring resort cash flow through increased bed base and diversification of revenue sources, (2) to partner with proven real estate developers, (3) to invest on a limited basis in land and infrastructure development in conjunction with the development of single family lots at Northstar, and (4) to refrain from investment in vertical or commercial development except in conjunction with the development of ski related facilities.

     The Company's strategy with regard to the expansion of skiable terrain at its resorts is based on the evaluation of several key factors, including (i) the anticipated growth of the skier base within the relevant market and the Company's ability to improve its competitive position in that market, as measured by the potential increase in the number of skier days and revenue per skier on a long-term basis which the Company believes it can capture through expansion and upgrades, and (ii) the return on capital expected to be realized from an expansion project versus alternative projects. Management undertakes extensive planning and pre-development steps prior to investing significant capital into any development project. Currently, the Company is in the process of developing comprehensive master plans and obtaining entitlements (e.g., zoning approvals) for Northstar, Loon Mountain, Waterville Valley and the Summit. In management's view, the expansion projects at Northstar and Loon Mountain represent the Company's highest development opportunities, and would likely take priority over the pursuit of expansion and development initiatives at the Company's other resorts.

     The Company's resorts have traditionally taken a conservative approach toward residential and commercial development and real estate development efforts have taken place primarily at Northstar. Beginning in 1995, the resort developed a single family home community on Mt. Pluto ("Big Springs") consisting of 158 private residential lots. The total project was planned in five phases to spread out infrastructure development costs and maximize returns by controlling both the timing and inventory of lots on the market. The last two phases of Big Springs, which consisted of 47 lots, was substantially sold out during the summer of 1999. The average price for a one third acre lot was $305,000.

     Future single family residential development at Northstar is limited based on the current real estate master development plan. The plan calls for the development of approximately 56 additional single family lots in three phases or subdivisions. The Company is currently proceeding with the entitlement process and pre-construction activities for the first single family lot subdivision, which is planned to be developed and marketed during the summer/fall of 2001. The Company has commenced the approval process for the second lot subdivision, and currently anticipates that such lots would be available for sale in 2002. The Company has not yet commenced the entitlement and approval process for the final single family lot subdivision at Northstar.

     A portion of the property underlying the planned single family development lots at Northstar was sold to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, on November 17, 1999. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Under the terms of the transaction with TLH, the Company will receive any excess net cash proceeds over the proceeds received in November 1999 from the subsequent resale of the lots by TLH.

     On February 11, 2000, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, entered into an agreement (the "Joint Venture and Sales Agreement") providing for the transfer and sale of certain developmental real estate at Northstar (the "Joint Venture Development Property") to a joint venture to be formed by TLC and East West Partners, Inc. and/or its affiliates (collectively, "East West"). Pursuant to the terms of the Joint Venture and Sales Agreement, TLC was to receive $10,000,000 in cash from the joint venture at the closing and the joint venture was required to deposit $5,000,000 into an escrow account, with such funds to be used to reimburse TLC for certain capital improvements required to be made by TLC at Northstar. In addition, TLC would have received additional payments in the future based on gross sales of the developed real estate (after East West received priority distributions equal to the sum of the $15,000,000 to be paid to TLC pursuant to the Joint Venture and Sales Agreement and a preferred return thereon, plus certain advances by East West to the joint venture and a preferred return thereon) as well as a 20% profit interest in the joint venture. Pursuant to the Joint Venture and Sales Agreement, East West was to be granted (i) a right of first refusal on any sale of Northstar, (ii) a right of first refusal for a period of ten years to purchase certain undeveloped real estate at Northstar, and (iii) an option to purchase 50% of the golf course and property management businesses at Northstar (collectively, the "East West Options"). The proposed transaction was subject to a number of significant closing conditions, including the receipt of consents and approvals from the Company's senior lenders. The Joint Venture and Sales Agreement was terminated as a result of the Company's failure to satisfy certain of these closing conditions.

     Upon the termination of the Joint Venture and Sales Agreement, the Company, TLH and East West entered into discussions with respect to alternative plans. These discussions culminated in TLC and TLH entering into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") on September 22, 2000. Pursuant to the Northstar Real Estate Agreement, TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000. The purchase price was based on an appraisal obtained from an independent third party appraiser. In addition to receiving the fair market value for the Development Real Estate, under the terms of the Northstar Real Estate Agreement (i) TLH (or East West) is required, at their expense to pay for substantially all mitigation costs associated with the development project, and (ii) TLH is obligated to reconvey to TLC certain excess land following the subdivision of the Development Real Estate. In addition, TLC did not grant to East West the East West Options, and TLC maintained significant approval rights over various aspects of the real estate development, as well as development activities that could impact resort operations at Northstar.

     In connection with the execution of the Northstar Real Estate Agreement, TLH and East West entered into (i) an agreement for the sale by TLH to East West of the Development Real Estate (the "TLH Purchase Agreement") and (ii) a limited liability company joint venture agreement (the "East West Joint Venture") providing for the development of the property sold by TLH to the East West Joint Venture. The proposed project contemplated by the East West Joint Venture includes the development of a mixture of approximately 1,800 hotel, condominium, townhome and time share units, as well as significant additional commercial/retail space in and around Northstar. Under the East West Joint Venture, TLH retains financial responsibility for approximately $5,000,000 of costs associated with the development of the infrastructure of the Development Real Estate.

     On September 22, 2000, TLC and TLH consummated the sale of the initial land parcels (the "Initial Closing") contemplated by the Northstar Real Estate Agreement. At the Initial Closing, TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note (the "Convertible Secured Note"). The Convertible Secured Note requires quarterly interest payments at the rate of 10% per annum if paid in cash, or 12% if paid in kind, and is due in full in September 2005. The Convertible Secured Note is secured by TLH's membership interest in the East West Joint Venture. The Convertible Secured Note is convertible at TLC's option into 15% of TLH's membership interest in the East West Joint Venture, which enables TLC to obtain, at TLC's option, a profit participation in the Development Real Estate. The sale of the remaining Development Real Estate under the Northstar Real Estate Agreement is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions. The cash portion of the purchase price under the Northstar Real Estate Agreement is being funded in part from the proceeds of the TLH Purchase Agreement, with the balance being provided through financing to TLH from John Hancock Life Insurance Company.

     Management believes that the expected substantial increase in on-mountain bed base from the East West development will result in increased visitation to Northstar and increased skier days, thereby enhancing the value and profitability of Northstar's resort operations. In addition, the development is expected to make additional ski terrain expansion at Northstar even more attractive. The Company has been able to secure these benefits without incurring the economic risks associated with real estate development.

     Moreover, the Northstar Real Estate Agreement has provided the Company with significantly more upfront net cash proceeds than was contemplated under the unconsummated Joint Venture and Sales Agreement - while at the same time giving the Company, through the Convertible Secured Note, the option to acquire an equity interest in the East West Joint Venture. These additional cash proceeds largely address the Company's historic liquidity constraints and will allow the Company to make further investments in resort improvements and to enhance its ski operations at Northstar and its other resorts. Management also believes that the East West development will allow the Company to concentrate its resources on its ski resort operations while at the same time maintaining control and/or significant influence over the material aspects of the development of the Northstar property. The Company obtained the required consent to the Northstar Real Estate Agreement from Fleet National Bank, under the Company's Senior Credit Facility, and in connection therewith, Fleet
National Bank agreed to release its mortgage lien on the Development Real Estate. In addition, the Company obtained an opinion from an independent firm qualified and experienced in the subject matter of the transaction that the terms of the sale of the Development Real Estate were fair and reasonable to the Company and TLC and at least as favorable as the terms which could have been obtained in a comparable transaction made on an arm's-length basis between unaffiliated parties.

     The Company intends to enhance the ski terrain at the Northstar resort by upgrading the existing trails and lifts, reducing or eliminating on-mountain bottlenecks and providing better access to and from the resort's existing base area. During 1999 and 2000, five trails were cut on Lookout Mountain and a new detachable quad lift was constructed to provide new advanced skiing terrain at the resort. The Company has preliminarily identified a number of other sites, including the Sawtooth Ridge, within Northstar's present boundaries that are suitable for future expansion. Such expansion is expected to occur concurrently with the anticipated bed base expansion resulting from the East West development. In addition, the Company is currently studying alternatives for the expansion and improvement of its existing snowmaking system at Northstar in order to lessen the influence of unfavorable weather, which can negatively impact operating conditions at the resort. Any significant terrain expansion would require customary permits and approvals, and no assurance can be given that the Company will be able to develop any additional terrain at Northstar or, if completed, any such projects will be successful.

     In addition, Northstar has a program to harvest timber through third party contracting. The timber harvesting program, which produced revenues of $669,000 during the year ended October 27, 2000, is managed carefully to avoid interference with Northstar's resort operations and prevent any diminution in the quality of the resort's natural environment.

     Loon Mountain currently leases approximately 581 acres known as "South Mountain" from the Forest Service. Although currently limited to recreational uses other than downhill skiing, this permitted area has been designated by both Loon Mountain and the Forest Service as an area for expanded skiing activities and the development of additional trails and lifts. A permit allowing this expansion was issued by the United States Forest Service in 1993, but was subsequently invalidated by the U.S. Court of Appeals due to litigation brought by third parties. See Part I, Item 3. "Legal Proceedings." Pending the issuance of additional permits, expansion on South Mountain depends upon the Company and United States Forest Service fulfilling the requirements, including the preparation of supplemental National Environmental Policy Act ("NEPA") documentation, of a court order issued by the federal district court to which the related litigation was remanded. Based on discussions with the United States Forest Service, the Company expects final NEPA documentation to be issued in the Spring of 2001. The available South Mountain land is located in an area directly adjacent to the present Loon Mountain ski area and would be able to accommodate alpine and cross country trails, ski lifts (including one connecting the current ski area with South Mountain) and snowmaking from newly installed snowmaking facilities. Expansion and upgrades to the resort would serve to better meet and fulfill the anticipated needs of guests by enhancing the quality and diversity of skiable terrain. Loon Mountain also owns 412 acres at the base of the mountain, of which 310 acres is located at the base of South Mountain and is zoned as rural residential and general use. Based on current zoning and subject to approvals, up to 930 units could be constructed. The balance of land owned by Loon Mountain could allow for up to 148 additional units to be constructed, subject to zoning and other required approvals. The timing and scope of development will depend on market conditions, the Company's financial position and an evaluation of the Company's other expansion opportunities.

     Bear Mountain has received approval from the United States Forest Service and local governmental authorities of an expansion plan that would, among other things, increase the resort's skiable terrain by 114 acres and increase daily skier capacity by approximately 25%. The approval, however, is subject to numerous mitigation conditions, including a requirement that Bear Mountain acquire and dedicate to the United States Forest Service two acres of spotted owl habitat and one acre of flying squirrel habitat in exchange for each acre proposed for development. Bear Mountain has also entered into a developer's agreement with the City of Big Bear Lake that generally authorizes, subject to certain conditions, the construction of up to 56 condominium units on resort operating property owned by Bear Mountain. However, portions of the potential condominium development property are currently used in the operation of the existing ski resort, and any proposed development plans could possibly be constrained by operating requirements at Bear Mountain. The Company does not presently have any immediate expansion or development plans for Bear Mountain, and any future expansion or development would depend on a variety of factors, including local market conditions, the Company's financial position and the resolution of regulatory and United States Forest Service permitting issues.

     Mt. Cranmore holds a perpetual easement entitling it to develop at least 500 acres of additional ski terrain known as the "Black Cap Mountain area" or "Black Cap." The Black Cap easement was granted in 1951 and allows the Company to expand Mt. Cranmore's existing ski and recreational infrastructure and develop additional trails. The Black Cap property underlying the Company's easement is privately owned by a third party. The Black Cap land available for development by the Company is high-quality, mostly north and west-facing ski terrain located in an area that can accommodate alpine and cross-country trails, ski lifts and snowmaking. Expansion could increase Mt. Cranmore's skier capacity, and could enhance the quality and diversity of its skiable terrain. Given the resort's location in the heart of the Mt. Washington region, the dominant tourist destination in New Hampshire, the Company believes that expansion into Black Cap could position Mt. Cranmore as a premier attraction in the White Mountains and one of the larger and more appealing resorts in New Hampshire. Additionally, Mt. Cranmore has 35 acres of privately owned land at the southwest flank of the mountain. This southwest facing ski-in/ski-out land is very suitable for development. The Company does not have any immediate expansion or development plans for Mt. Cranmore and the timing and scope of any development will depend on market conditions, the Company's financial position and the Company's other expansion opportunities.

     The Summit owns 66 acres of real property on various parcels on and around its resorts, a portion of which is available for residential development. The developmental real estate at the Summit is owned by DRE, L.L.C. (the "Real Estate LLC"), a subsidiary of the Company. The Real Estate LLC has executed a deed of trust with respect to the real property in favor of the holders of the Ski Lifts Preferred Stock (as defined herein) to secure the Real Estate LLC's obligation to purchase such preferred stock. In the event the Real Estate LLC defaults under its obligation to purchase the Ski Lifts Preferred Stock, the holders thereof could foreclose on the developmental real property and deprive the Company of the benefit thereof. The Summit also owns 39 acres of real property at Summit East that is ski-to/ski-from and is zoned as high-density residential and commercial. Any potential real estate development activities at the Summit could be constrained by existing or future planned resort operations at the Summit. The Summit's development parcels will be studied for future development potential when market conditions warrant.

     The Company has no agreements, arrangements or understandings with respect to financing the development of any of the real estate projects discussed herein. Any future development would be subject to, among other things, the Company's ability to obtain the necessary financing and all necessary permits and approvals. The Senior Credit Facility, the Indenture and the Securities Purchase Agreements (as defined herein) each contain restrictive covenants that may significantly limit the Company's ability to pursue real estate development opportunities. No assurance can be given that the Company will develop any additional properties or, if completed, any such projects will be successful. Moreover, there can be no assurances that the East West development at Northstar will be successful or be completed as currently planned, or that such development will have the currently anticipated favorable effects on the Company's resort operations. In addition, there are risks inherent in any expansion project and in the implementation of the Company's development strategy.

Marketing and Sales

     Staff

     The Company has a marketing staff of approximately 50 persons, including a marketing director at each resort who reports to the Vice President of Marketing and Sales, as well as to each resort's general manager. The marketing staff at each resort is responsible for the development of resort-specific marketing plans including advertising, sales, public relations, events, promotions, Internet strategies and research. Each resorts' marketing personnel also participate in the development of the Company's overall marketing strategy.

     Strategy

     The Company's marketing plans are designed to attract both day skiers and vacationers by emphasizing the Company's diverse facilities and services and proximity to approximately 20% of the total skiers in the United States. The Company has positioned each of its resorts as an attractive alternative to competing regional resorts and to other forms of leisure and entertainment. The primary objectives of the Company's marketing efforts are to (i) increase each of its resorts' relative market share, (ii) expand the number of skiers in each of its markets, (iii) increase skier visitation frequency, (iv) increase the expenditures of each of its visitors, and (v) attract and retain new guests to the Company's resorts by expanding the scope of Booth Creek's resorts to winter recreation centers offering a multitude of snowsport options in addition to skiing and snowboarding.

     The Company's marketing efforts are predicated on knowing its guests and understanding the markets in which it competes. Accordingly, the Company's resorts, typically through professional firms, conduct extensive market research, including on-site guest surveys, focus groups, advertising tests and phone and Internet surveys. Each of the Company's resorts develops its own resort-specific marketing program based upon its unique qualities and characteristics as well as the demographics of its skier base. Management believes that a major benefit of being a multiple resort operator is the ability to coordinate resort marketing programs in a manner that makes them more effective.

     The Company's resorts offer a variety of terrain for alpine skiing and snowboarding, with most providing a high percentage of intermediate trails and well developed skier development programs, which can accommodate skiers and snowboarders of all skill levels. Northstar markets primarily to the upper income Baby Boom generation and their families residing in the San Francisco Bay and Sacramento Valley areas as a full service, all season resort for day and vacation guests. In addition, the resort has been successful in attracting vacationing skiers from major Southern California markets, largely through the use of targeted marketing programs, including tour packages with major airlines and tour operators. Management believes that Northstar's diverse year round activities and services have made it attractive to affluent families interested in recreation-centered vacation homes. Management believes that real estate development and the resulting increase in on-mountain bed base likewise provide Northstar with significant opportunities for future growth. Sierra has been positioned as Lake Tahoe's "value" resort, primarily targeted to families, teenagers and young adults from the Central California Valley. Bear Mountain primarily targets generation "X" skiers and snowboarders as well as value-oriented families from the major Southern California metropolitan areas. Waterville Valley generally focuses on regional and vacationing families from the Southern New Hampshire and Boston metropolitan markets by promoting the resort's diverse year round facilities and New England village atmosphere. Mt. Cranmore targets vacationing families (including non-skiers) from the Boston metropolitan area by emphasizing its proximity to the Mt. Washington 16,000 area bed base and North Conway retail and restaurant district. Loon Mountain has traditionally targeted families comprised of either day skiers, regional overnight skiers or destination skiers. The Summit's diversity of terrain among its four resorts and significant night skiing programs allow the resort to target multiple demographic groups including families, teenagers and young adults from the Seattle/Tacoma metropolitan area.

     Programs

     The Company has developed a number of specific marketing programs to achieve its objectives, including the following:

     o Customer loyalty and season pass programs
     o Multimedia advertising (including Internet strategies)
     o Data-base marketing programs (including e-mail broadcasting)
     o Snowsport   development   programs  (programs  include  a  multitude  of
       snowsport options such as snowbikes, snowscoots and tubing as well as more traditional skiing and snowboarding)
     o Strategic marketing alliances
     o School, group and business affiliations

     Customer loyalty programs. The Company believes that the success of each of its resorts depends, in large part, on its ability to retain and increase the skier visitation frequency of its existing customer base. For example, approximately 60% of Northstar's 1999/00 ski season skier days were attributable to guests who had visited the resort on at least one other occasion. The Company believes a critical component to developing customer frequency will be the success of its customer loyalty programs, including its Vertical Plus frequent skier programs in place at the Company's California resorts. For an annual membership fee, Vertical Plus members receive a special, personalized identification wristband containing a preprogrammed computer microchip which acts as their lift access for the season. In addition to offering daily ticket discounts, the system tracks the amount of vertical feet skied at participating resorts and rewards members with prizes based on the number of vertical feet skied in a season. Other benefits of the program include members-only lift lines, direct lift access, the convenience of being able to make cashless retail transactions and electronic messaging. In addition, several of the Company's resorts successfully introduced new season pass products for the 1999/00 ski season that were attractively priced to entice visitation during non-peak periods, stimulate demand, attract market share and develop guest loyalty. The Company is continuing its successful season pass initiatives for the 2000/01 ski season.

     Multimedia advertising. The Company's marketing efforts include print, broadcast, outdoor, Internet and direct mail advertising, with the particular method tailored for each resort and existing market opportunities. The Company is also very active in a variety of promotional programs designed to attract guests from population centers in and around the Los Angeles, San Diego, San Francisco, Sacramento, Seattle and Boston metropolitan areas and states with large skier populations such as Texas, Illinois, Florida and New York. For example, the Company's Northstar and Sierra resorts have participated in extensive cooperative marketing with other Lake Tahoe resorts to promote the region as a premier vacation destination. Market research has shown that the typical Booth Creek guest utilizes the Internet extensively as a source of information and additional Company resources have been concentrated towards this communication vehicle. For the 2000/01 ski season, Booth Creek will feature e-commerce "virtual stores" on each resort's website offering products such as season passes, loyalty program memberships, gift certificates and lodging/lift packages as well as private lessons, child care and lift tickets.

     Data-base marketing programs. Through the information obtained from its customer loyalty programs, extensive market surveys and other market research, the Company maintains a data-base containing detailed information on its existing customers. Management believes that data-base marketing is an effective and efficient method to identify, target and maintain an on-going relationship with the Company's best customers. For example, the Company has been successful in the use of targeted direct mailings and e-mail broadcasts, which are designed to match customer preferences with special ski package offers to build volume. Management believes that these types of relationship-based marketing programs build guest loyalty and play an important role in solidifying a resort's existing customer base.

     Snowsport development programs. The Company's resorts operate a variety of snowsport development programs designed to improve the skills of children and beginners, as well as more advanced skiers and snowboarders. Management believes that these development programs increase skier days at the Company's resorts by expanding the total market of skiers and making skiing more enjoyable. Northstar, the Summit, Waterville Valley and Loon Mountain operate ski schools that are consistently rated among the best in their respective regions. In addition, several of the Company's resorts have introduced a development program, geared toward intermediate and advanced skiers, which offers free specialized instruction and daily training. This program has increased guest loyalty and repeat visitation. In addition, Booth Creek is expanding the definition of ski and snowboard areas to winter recreation centers. Resorts are offering a multitude of unique options for sliding on snow. "Booth Creek Hill Thrill Centers" include snow tubing, snowbikes, snowfoxes and snowscoots. Many of these are low-skill, high-sensation activities that even those who have never skied or snowboarded can enjoy. There are also transferable learning skills from these sliding devices to learning to ski or snowboard. Other efforts have been instituted at all resorts to embrace and welcome new participants to the sport of skiing or snowboarding.

     Strategic marketing alliances. The Company is a national ski resort operator with approximately 2.2 million skier days (excluding Grand Targhee) recorded during the 1999/00 ski season. At least one of the Company's resorts is within driving distance of four of the five largest ski markets in the United States. Management believes that these factors, together with the attractive demographics of the Company's skier base, position the Company to further develop resort marketing programs with major corporate sponsors. Sponsorship opportunities include potential relationships with automobile manufacturers, soft drink companies, and ski and snowboard equipment manufacturers. For example, Northstar and Sierra have relationships with major automobile manufacturers that involve over $1 million worth of television exposure, free use of vehicles for Company purposes and a vehicle give-away promotion for resort guests. For the 2000/01 ski season, Booth Creek and Dynastar Skis, Inc. have continued a unique alliance whereby Dynastar Skis, Inc., a major ski and snowboard equipment manufacturer, prominently featured Northstar in a nationwide infomercial that includes a $2 million television media buy. This provides exposure of Booth Creek's largest resort to a targeted audience of skiers in key markets. Management believes that the media exposure generated by these partnerships is important in building market share and the image of the resorts, and that current joint marketing programs can be expanded.

     School, group and business affiliations. The Company is dedicated to developing special programs designed to attract school, business and other groups. By introducing skiing, snowboarding and other methods of sliding on snow to a wider audience, these programs broaden the Company's customer base and have proven to be a particularly effective way to build name recognition and brand loyalty. Ski groups have also emerged as the fastest and most profitable way of increasing business during non-peak periods. Sales personnel at each resort provide year-round assistance to group leaders in organizing and developing events. Business affiliations are developed and maintained through corporate ticket programs, whereby participating businesses are given an opportunity to provide their employees with incentive-based pricing.

Seasonality

     The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company's results of operations are, in turn, significantly dependent on favorable weather conditions and other factors beyond the Company's control. The Company has sought to partially mitigate the downside risk of its seasonal business by purchasing paid skier visit insurance policies. For the 2000/01 ski season, the Company purchased paid skier visit policies covering its Bear Mountain, Waterville Valley, Summit and Loon Mountain resorts. However, these policies would not fully protect these resorts against poor weather conditions or other factors that could adversely affect their operations. In addition, the 2000/01 ski season policies are less favorable than the skier visit insurance policies in place for the 1999/00 ski season. The Company did not obtain coverage for the Northstar, Sierra and Mt. Cranmore resorts for the 2000/01 ski season as effective policies were not available on commercially viable terms.

     During the off-season months of May through October, the Company's resorts typically experience a substantial reduction in labor and utility expense due to the absence of ski operations, but make significant expenditures for maintenance, expansion and capital improvements in preparation for the ensuing ski season.

Competition

     The general unavailability of new developable ski mountains, regulatory requirements and the high costs and expertise required to build and operate resorts present significant barriers to entry in the ski industry. The last major new ski resort to open in the United States was in 1989, and in the past 15 years, management believes at least 85 proposed resorts have been stalled or abandoned due to environmental issues and the high costs of entering into the capital intensive ski industry. The domestic ski industry is currently comprised of approximately 503 resorts and is highly competitive. The Company's competitive position in the markets in which it competes is dependent upon many diverse factors, including proximity to population centers, pricing, snowmaking capabilities, type and quality of skiing offered, prevailing weather conditions, quality and price of complementary services. The Company's Lake Tahoe resorts, Northstar and Sierra, face strong competition from Lake Tahoe's five other major ski resorts. Northstar's primary competition in the North Lake Tahoe area is from Squaw Valley, Alpine Meadows and Sugar Bowl. Northstar also competes with major ski and non-ski destination resorts throughout North America. Sierra primarily competes in the South Lake Tahoe area with Heavenly Valley and Kirkwood. The Company's other California resort, Bear Mountain, competes primarily with Snow Summit, Mountain High and Mammoth Mountain.

     The Company's New England resorts, Waterville Valley, Mt. Cranmore and Loon Mountain, compete in the highly competitive Northeast ski market, which consists of Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut and New York. Within the Northeast region, skiers can choose from over 50 major resorts and ski areas, most of which are located in the mountainous areas of New England and eastern New York. Waterville Valley's primary regional competitors include Bretton Woods, Attitash/Bear Peak and Gunstock. Mt. Cranmore's primary regional competitors are the Attitash/Bear Peak ski resort and Gunstock. Loon Mountain's primary regional competitors are Okemo, Bretton Woods, Cannon Mountain, Mount Sunapee and Sunday River.

     The Summit competes primarily with ten other ski resorts in Washington, including Crystal Mountain, Stevens Pass, White Pass, Mission Ridge and Mt. Baker. Additional competition comes from the regional destination resorts at Mt. Bachelor, Mt. Hood Meadows, Sun Valley and Whistler/Blackcomb, as well as other day and weekend ski facilities in Oregon and British Columbia.

     On a regional basis, at least one of the Company's resorts is readily accessible to four of the five largest ski markets in the United States. Management estimates that more than 70% of the skiers visiting the Company's Lake Tahoe resorts are from the San Francisco, Sacramento, Central California Valley and Lake Tahoe regions, while more than 90% of Bear Mountain's skiers are from the Los Angeles, Orange County and San Diego metropolitan areas. Waterville Valley, Mt. Cranmore and Loon Mountain are estimated to attract more than 75% of their guests from Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. The Summit attracts more than 90% of its guests from the Seattle/Tacoma metropolitan region.

Regulation and Legislation

     The Company's operations are dependent upon its ownership or control over the real property used in its ski operations at each resort. The real property presently used at the Northstar and Mt. Cranmore resorts is owned by the Company or controlled through easements. The Company has the right to use a substantial portion of the real property associated with the Bear Mountain, Sierra, Summit and Waterville Valley resorts under the terms of Term Special Use Permits issued by the United States Forest Service. The Bear Mountain permit expires in 2020, the Sierra permit expires in 2039, the Waterville Valley permit expires in 2034 and the Summit permit expires in 2032.

     A substantial portion of the real property associated with the Loon Mountain resort is likewise used under United States Forest Service permits. In 1993, the United States Forest Service authorized various lift, trail and snowmaking improvements on Loon Mountain and an expansion onto South Mountain. In 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") overturned this authorization on the ground that the United States Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). Certain improvements, including a snowmaking pipeline and part of the expansion, had been constructed before the First Circuit ruled. On May 5, 1997, the United States District Court for the District of New Hampshire (the "District Court") entered a stipulated order which authorized existing improvements to remain in place and existing operations to continue but generally prohibited future construction, restricted use of a major snowmaking water source, and required certain water discharge permits to be pursued, pending United States Forest Service reconsideration of the projects under NEPA. These authorizations and limitations were incorporated into the final order issued by the District Court on December 11, 1998, and will remain in effect until the United States Forest Service completes its NEPA review and issues a new decision. On February 12, 1999, the District Court agreed that the United States Forest Service may combine this NEPA review with its evaluation and analysis of the existing snowmaking pipeline. Based on discussions with the United States Forest Service, the Company expects final NEPA documentation to be issued in the Spring of 2001.

     In August 1997, the United States Forest Service authorized the Loon Mountain resort to construct a new snowmaking pipeline across permitted land. The United States Forest Service found that such construction was consistent with the District Court order and enabled the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline was completed, its use was challenged by private parties who asserted that the United States Forest Service violated NEPA. On January 20, 1998, the District Court issued a decision finding that the United States Forest Service violated NEPA in failing to address the potential for the new pipeline to increase the amount of snow made and any associated environmental effects. On March 10, 1998, the District Court issued a series of further orders which, among other things, directed the United States Forest Service to re-evaluate the pipeline, and enjoined Loon Mountain from using the pipeline pending further action by the court. On July 2, 1998, the United States Forest Service issued a new decision approving the pipeline, which was challenged by several private parties, who again asserted that it violated NEPA. The United States Forest Service subsequently withdrew its decision authorizing the pipeline to conduct further review and the District Court consolidated the lawsuits concerning the pipeline. On November 19, 1998, the District Court modified the injunction, allowing Loon Mountain to use the pipeline to withdraw and convert 159.7 million gallons of water per ski season into snow while the United States Forest Service further reviewed the pipeline under NEPA. On February 12, 1999, the District Court issued a final order, which dismissed the consolidated lawsuit concerning the pipeline in light of the United States Forest Service's decision to conduct further review of the pipeline, and specified that the limitation on pipeline usage will continue until that review is completed and a new decision is issued. On January 28, 2000, the District Court modified the final order to allow Loon Mountain to convert up to 190 million gallons of water into snow during the 1999/00 ski season subject to certain additional conditions; such order remains in effect until the additional NEPA documentation is completed and the United States Forest Service issues a new decision on the pipeline, which is currently expected to occur in the Spring of 2001.

     Existing use of Loon Mountain is authorized under a Term Special Use Permit, which covers facilities and expires in 2006; existing non-skiing use of Loon Mountain's South Mountain area is authorized under an annual permit issued by the United States Forest Service that is subject to reissuance each year. After the United States Forest Service reconsiders the pipeline improvements and expansion under NEPA, it will need to render a new decision and, if appropriate, issue a new Term Special Use Permit. At that time, the conditions imposed by the two District Court orders will terminate. Based upon the existing administrative record, and certain proposed modifications to the resort's snowmaking operations that are intended to better protect water resources, the Company expects that the pipeline improvements and expansion will be approved by the United States Forest Service. However, no assurance can be given regarding the timing or outcome of this process.

     The United States Forest Service has the right to approve the location, design and construction of improvements in permit areas and many operational matters at resorts with permits. Under the Term Special Use Permits, the Company is required to pay fees to the United States Forest Service. The fees range from 1.5% to approximately 4.0% of certain revenues, with the rate generally rising with increased revenues. The calculation of gross revenues includes, among other things, revenue from lift ticket, ski school lesson, food and beverage, rental equipment and retail merchandise sales. Total fees paid to the United States Forest Service by the Company during the year ended October 27, 2000 were $1,166,000.

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

     The Company's resorts are subject to a wide variety of federal, state and local laws and regulations relating to land use, water resources, discharge, storage, treatment and disposal of various materials and other environmental matters. Except as described in this section, management believes that the Company's resorts are presently in compliance with all land use and environmental laws, except where non-compliance is not expected to result in a material adverse effect on its financial condition. The Company also believes that the cost of complying with known requirements, as well as anticipated investigation and remediation activities, will not have a material adverse effect on its financial condition or future results of operations. However, failure to comply with such laws could result in the imposition of severe penalties and other costs or restrictions on operations by government agencies or courts that could materially adversely affect operations.

     The operations at the resorts require numerous permits and approvals from federal, state and local authorities, including permits relating to land use, ski lifts and the sale of alcoholic beverages. In addition, the Company's operations are heavily dependent on its continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of its facilities, and otherwise to conduct its operations. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies will not occur in a manner that could have a detrimental effect on the Company, or that material permits, licenses or agreements will not be canceled, not renewed, or renewed on terms materially less favorable to the Company. Major expansions of any one or more of the Company's resorts could require, among other things, the filing of an environmental impact statement or other documentation with the United States Forest Service and state or local governments under NEPA and certain state or local NEPA counterparts if it is determined that the expansion may have a significant impact upon the environment. Although the Company has no reason to believe that it will not be successful in implementing its operations and development plans, no assurance can be given that necessary permits and approvals will be obtained.

     Bear Mountain operates in an area subject to an air emissions reduction program and regulated by the South Coast Air Quality Management District ("SCAQMD") in California. For the past several years, the Company anticipated that Bear Mountain would eventually be required to participate in an emission credit program whereby Bear Mountain would be permitted to operate its diesel-fueled snowmaking compressor engines if it acquired "banked" emission credits from SCAQMD-regulated facilities which had already implemented nitrogen oxide emission reduction programs. However, the Company has been notified that SCAQMD will not allow Bear Mountain to participate in the emission credits program and, further, that Bear Mountain's applications to operate the engines were denied because they were not equipped with the "Best Available Control Technology," thus violating SCAQMD rules. Bear Mountain intends to seek compliance as quickly as feasible by either replacing the engines with electric motors and taking all steps necessary to acquire or generate the electrical power therefor, or replacing the engines with otherwise compliant engines (the "Alternatives"). However, management believes that it will take at least two seasons to achieve full compliance, and depending on the Alternative selected and the manner in which it is implemented, the resolution of this matter may require material capital expenditures for new equipment. Recognizing the importance of the current compressor engines to Bear Mountain's operations, SCAQMD and Bear Mountain agreed to a Stipulated Order for Abatement whereby Bear Mountain is subject to certain requirements including investigating and implementing the Alternatives according to a particular timeline through 2002, record keeping and reporting to SCAQMD, payment of certain usage fees, and particular interim operational dictates concerning the engines. No assurance can be made regarding the outcome or timing of resolution of this matter.

     Bear Mountain has a water supply contract for 500 acre-feet per year with Big Bear Municipal Water District executed January 8, 1988, the initial fifteen-year term of which expires on January 7, 2003. Big Bear Municipal Water District's primary source of water is from a portion of the water in Big Bear Lake shared with Bear Valley Mutual Water Company, the senior water rights holder. The water supply contract provides for water primarily for snowmaking and slope irrigation purposes. The obligation of Big Bear Municipal Water District to supply water is excused only if the level of Big Bear Lake recedes below 6,735.2 feet above sea level or eight feet below the top of Big Bear Lake Dam premised on normal conditions prevailing and the absence of droughts, earthquakes, dam failure or other types of similar calamities that impact the ability to obtain or supply water. In the past, Bear Valley Mutual Water Company pursued numerous legal claims against Big Bear Municipal Water District including a claim that its rights in the lake are not subject to Big Bear Municipal Water District's obligation to supply water to Bear Mountain. Bear Valley Mutual Water Company withdrew such claim and water was provided to Bear Mountain on an uncontested basis while Bear Valley Mutual Water Company and Big Bear Municipal Water District successfully settled their differences. The Company believes that Bear Valley will not further pursue its claim regarding Bear Mountain's water supply, however, no assurance can be made regarding the outcome of this matter.

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

     In addition, the Loon Mountain resort was notified in September 1997 that it had allegedly filled certain wetlands at the resort in violation of the CWA. In response, Loon Mountain worked with the EPA to remove the alleged fill and implement certain erosion control measures. On January 15, 1998, an individual notified the EPA, Loon Mountain, and certain other persons that he intended to initiate a lawsuit under the CWA regarding the alleged wetland violation. On February 2, 1998, the EPA wrote to such individual stating that the alleged fill had been removed and that the EPA does not believe there is a continuing violation at the site. On January 18, 2000, in papers filed in connection with the District Court's modification of the final order in the pipeline litigation, the same individual again alleged that Loon Mountain had previously filled wetlands in violation of the CWA. The same individual has orally advised the Company that he still intends to initiate a lawsuit under the CWA regarding the alleged wetland fill.

     Except for certain permitting and environmental compliance matters relating to the Loon Mountain and Bear Mountain resorts described above and in
Part I, Item 3. "Legal Proceedings," the Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation.

Employees

     As of December 31, 2000, the Company employed a full-time corporate staff of 34 persons. In addition, the Company's resorts employ an aggregate of approximately 515 full-time and approximately 5,000 seasonal employees. None of the employees of the Company or its resorts is represented by a labor union, and the Company considers its employee relations to be good.

Item 2. Properties

     Northstar consists of approximately 8,000 acres of land privately owned by the Company. Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a Term Special Use Permit with the United States Forest Service. Bear Mountain owns 116 of its 819 gross acreage, leases 698 acres of mountain terrain under a Forest Service Term Special Use Permit and leases five acres from third parties. Waterville Valley owns 35 acres on Snow Mountain and two acres at the Conference Center, and leases 790 acres of land on Mt. Tecumseh from the federal government under a Term Special Use Permit issued by the Forest Service. Mt. Cranmore owns 754 acres and holds deeded easements enabling it to develop an additional 500 acres of ski terrain. The Summit owns 686 acres of its 4,152 gross acreage, leases over 1,400 acres under a private permit and utilizes 1,864 acres of mountain terrain under a Forest Service Term Special Use Permit. Loon Mountain owns 565 acres and leases 778 acres of land in the White Mountain National Forest under a Term Special Use Permit issued by the United States Forest Service permitting year-round recreational use. Adjacent to such land, an additional 581 acres are leased on "South Mountain" under a separate Special Use Permit permitting certain limited activities, including mountain biking, cross country skiing and horseback riding. In addition, each of the Company's resorts have ski lodges and other facilities that management believes are suitable for the Company's current operations. For further information regarding the Company's properties, see Part I, Item 1. "Business - Resort Operations" and "- Regulation and Legislation."

Item 3. Legal Proceedings

     Each of the Company's resorts has pending and is regularly subject to litigation, and the threat thereof, with respect to personal injury claims relating principally to skiing activities at its resorts as well as to premises and vehicular operations and worker's compensation matters. The Company maintains liability insurance that the Company considers adequate to insure claims related to such usual and customary risks associated with the operation of four-season recreation resorts.

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

     The LMRC Shareholder Plaintiffs' breach of fiduciary duty action against LMRC, Parent and its former directors remains pending and discovery is being conducted. The Company's Motion for Summary Judgment was denied by the court. The matter has been consolidated for trial with the Corporation Act case described below; trial has not yet been set. The LMRC Shareholder Plaintiffs were given leave by the court to amend their complaint to seek money damages against the Company, LMRC and its former directors. If the LMRC Shareholder Plaintiffs are successful in obtaining a judgment against the former LMRC directors, the Company may have certain obligations to indemnify the former directors pursuant to the former LMRC by-laws. While the Company does not believe LMRC Shareholder Plaintiffs will prevail in this lawsuit, no assurances can be made regarding the outcome of this litigation.

     Also in  connection  with the  merger  with  LMRC,  the  LMRC  Shareholder
Plaintiffs exercised dissenters' rights under the New Hampshire Business Corporation Act (the "Corporation Act"). Under the statutory procedure for settling the LMRC Shareholder Plaintiffs' dissenters' rights, LMRC paid the plaintiffs an aggregate of $34,436, or $30.61 per share, as its estimate of the fair value of their 1,125 shares. The LMRC Shareholder Plaintiffs demanded additional payments necessary to compensate them for the $71.38 per share price, plus interest, which they asserted as the fair value of their shares. By disclosure dated March 17, 2000 the LMRC Shareholder Plaintiffs' expert has revised his opinion of fair value to $91.90 per share. Pursuant to the Corporation Act, LMRC commenced a proceeding in the Superior Court of Grafton County, New Hampshire seeking a judicial appraisal of the value of the LMRC Shareholder Plaintiffs' shares in LMRC. Discovery in the case is pending and the matter has been consolidated for trial with the fiduciary duty case described above; a trial date has not yet been set. While the Company believes that the amount paid to the LMRC Shareholder Plaintiffs prior to the commencement of the appraisal proceeding represents the fair value of their shares, there can be no assurance as to the value which the appraisal proceeding will assign to the LMRC Shareholder Plaintiffs' 1,125 shares.

     In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened in the lawsuit. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff, along with the intervening environmental group, (collectively or individually, the "Environmental Plaintiffs") appealed. In December 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") reversed the District Court decision and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. The District Court then entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the original Forest Service approval to their preexisting condition if not ultimately re-approved by the Forest Service. This order remains in effect until the supplemental NEPA process is completed. Based on discussions with the Forest Service, the Company expects final NEPA documentation to be issued in the Spring of 2001. The Company can give no assurance regarding the timing or outcome of such process.

     The Environmental Plaintiffs also filed a motion asking the District Court to impose against LMRC a CWA civil penalty of $5,550,125 and attorney's fees and costs in connection with LMRC's discharges into Loon Pond during its snowmaking operations for the 1996/97 ski season and prior years. The discharge at issue involved water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into Loon Pond. The District Court dismissed the claim for civil penalties and attorney's fees under the CWA, and one of the Environmental Plaintiffs appealed to the First Circuit. The First Circuit has issued a series of orders staying the appeal to permit settlement negotiations, which are on-going; the parties most recent joint filing requested an extension of the stay until March 15, 2001, at which time the parties would file an additional settlement status report with the First Circuit. In connection with the merger with LMRC, the Company obtained a specific insurance policy providing $4.5 million of coverage (above a $1.2 million deductible) to cover any civil penalties, fees and costs that the District Court may assess against LMRC.

     In 1997, the Environmental Plaintiffs filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. LMRC intervened in the lawsuit. The District Court held that the Forest Service had violated NEPA by failing to consider the potential effects of an increase in snowmaking capacity. The District Court then enjoined Loon Mountain from using the pipeline but later modified the injunction to permit LMRC to use the pipeline provided that, among other things, it does not make snow in excess of the historic production level utilizing 159.7 million gallons per ski season. On February 12, 1999, the District Court dismissed the pipeline litigation and allowed the Forest Service to combine its NEPA analysis of the pipeline with the pending NEPA analysis of the South Mountain expansion. The injunction authorizing LMRC to use the pipeline to supply water for making historical levels of snow remains in place, but was further modified to permit LMRC to use 190 million gallons of water for snowmaking during the 1999/00 ski season subject to certain additional conditions; such order remains in effect until the additional NEPA documentation is completed and the Forest Service issues a new decision on the pipeline, which is currently expected to occur in the Spring of 2001.

     Killington West, Ltd., formerly known as Bear Mountain, Ltd., ("Killington West "), filed a breach of contract lawsuit in the Superior Court of the State of California, San Bernardino County, against Fibreboard Corporation ("Fibreboard") and Bear Mountain, Inc., a wholly-owned subsidiary of the Company, alleging that Fibreboard and Bear Mountain, Inc. breached the asset purchase agreement dated October 6, 1995 (the "Original Bear Mountain Agreement") among Killington West, Fibreboard and Bear Mountain, Inc. pursuant to which Bear Mountain, Inc. acquired the Bear Mountain ski resort from Killington West. Killington West's lawsuit concerned an alleged breach by Fibreboard and Bear Mountain, Inc. of a change of control provision in the Original Bear Mountain Agreement. In connection with the Company's acquisition of Bear Mountain, Inc. in December 1996, the Company obtained from Fibreboard indemnification for any claim that might be made by Killington West, and further, required that $1 million of the purchase price be held in escrow pending the outcome of any potential disputes with Killington West. Fibreboard acknowledged its obligation to indemnify Bear Mountain, Inc. with respect to the Killington West lawsuit and will defend such lawsuit on behalf of Fibreboard and Bear Mountain, Inc.

Item 4. Submission Of Matters To A Vote Of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established trading market for any class of equity securities of the Company. All of the Company's equity securities are owned by Parent.

Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Report and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data of the Company as of and for the years ended October 31, 1997, October 30, 1998, October 29, 1999 and October 27, 2000, have been derived from the audited consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The Company was formed in October 1996 and had no operations until its acquisition of seven ski resort complexes during the first six months of fiscal 1997. The selected combined financial data (except for the other financial and operating data) of the Fibreboard Resort Group (i) as of and for the ten months ended October 31, 1996 have been derived from the audited combined financial statements of the Fibreboard Resort Group, which have been audited by Arthur Andersen LLP, independent accountants and (ii) for the period from November 1, 1996 to December 2, 1996 have been derived from the audited combined financial statements of the Fibreboard Resort Group, which have been audited by Ernst & Young LLP, independent auditors.

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


                                                               Company
                                         -----------------------------------------------------
                                             Year         Year          Year           Year
                                            Ended        Ended         Ended          Ended
                                           October      October       October        October
                                         31, 1997(a)  30, 1998 (b)    29, 1999     27, 2000(c)
                                         -----------  ------------  -----------    -----------
                                         (Dollars in Thousands, except Revenue per Skier Day)
  Statement of Operations Data:
  Revenue:
    Resort Operations .................   $  68,136     $  97,248     $ 112,980     $ 119,685
    Real Estate and Other .............       3,671         7,608        12,744        19,670
                                         ----------     ---------     ---------     ---------
                                             71,807       104,856       125,724       139,355
  Operating Expenses:
    Cost of Sales - Resort Operations..      44,624        61,325        74,404        70,394
    Cost of Sales - Real Estate and
     Other.............................       2,799         4,671         5,244         4,507
    Depreciation, Depletion and
     Amortization......................      11,681        17,752        21,750        22,572
    Selling, General and
     Administrative ...................      13,719        19,645        22,571        22,985
    Unusual Items, Net ................           -             -           487             -
                                         ----------     ---------     ---------     ---------
  Operating Income (Loss) .............      (1,016)        1,463         1,268        18,897
  Interest Expense and Other, Net .....     (14,912)      (18,733)      (19,843)      (19,075)
                                         ----------     ---------     ---------     ---------
  Pre-tax (Loss) ......................     (15,928)      (17,270)      (18,575)         (178)
  Income Tax Benefit ..................       1,728             -             -             -
                                         ----------     ---------     ---------     ---------
  Loss Before Minority Interest and
    Extraordinary Item ................     (14,200)      (17,270)      (18,575)         (178)
  Minority Interest ...................        (229)         (260)         (218)         (179)
                                         ----------     ---------     ---------     ---------
  Loss Before Extraordinary Item ......     (14,429)      (17,530)      (18,793)         (357)
  Extraordinary Loss on Early
    Retirement of Debt ................      (2,664)            -             -            -
                                         ----------     ---------     ---------     ---------
  Net Loss ............................   $ (17,093)    $ (17,530)    $ (18,793)    $    (357)
                                         ==========     =========     =========     =========

Other Financial and Operating Data:
Total Skier Days......................    1,565,917      2,113,56     2,432,845     2,287,128
Revenue per Skier Day (d).............    $   43.51      $  46.01     $   46.44     $   49.45
Noncash Cost of Real Estate Sales (e)     $   2,237      $  3,721     $   4,743     $   2,460
Capital Expenditures Excluding
  Acquisitions and Real Estate
  and Other...........................    $   9,459      $ 15,500     $  14,342     $  21,909
Net cash provided by (used in):
  Operating activities................    $   1,552      $  7,559     $  15,393     $  29,737
  Investing activities................     (152,685)      (47,718)      (18,504)       (9,124)
  Financing activities................      151,595        40,322         2,947       (20,378)
EBITDA before unusual items...........    $  12,902      $ 22,936     $  28,248     $  43,929
EBITDA Margin.........................         18.0%         21.9%         22.5%         31.5%
EBITDA from Resort Operations.........    $   9,793      $ 16,278     $  16,005     $  26,396
EBITDA from Real Estate and Other.....    $   3,109      $  6,658     $  12,243     $  17,533


                                                               Company
                                         -----------------------------------------------------
                                            As of        As of         As of          As of
                                           October      October       October        October
                                         31, 1997(a)  30, 1998 (b)    29, 1999       27, 2000
                                         -----------  ------------  -----------    -----------
                                                        (Dollars in Thousands)

Balance Sheet Data:
Working Capital (Deficit),
  Including Senior Credit Facility
  Borrowings..........................    $ (26,634)     $(33,093)    $ (45,309)    $ (31,628)
Total Assets..........................      186,416       218,546       210,346       199,063
Total Debt............................      136,327       156,280       160,986       144,498
Preferred Stock of Subsidiary (f).....        3,354         2,634         2,133         1,638
Common Shareholder's Equity...........       29,407        37,377        18,584        18,227

                                              Fibreboard Resort Group
                                         ----------------------------------
                                                               Period From
                                            10 Months          November 1,
                                              Ended              1996 to
                                           October 31,         December 2,
                                             1996(g)             1996(g)
                                         --------------      --------------
                                           (Dollars in Thousands, except
                                                Revenue per Skier Day)
Statement of Operations Data:
Revenue:
  Resort Operations....................  $   36,829          $    1,395
  Real Estate and Other................       4,288                 304
                                         --------------      -------------
                                             41,117               1,699
Operating Expenses:
  Cost of Sales - Resort Operations....      22,596               2,884
  Cost of Sales - Real Estate and
   Other...............................       2,142                 161
  Depreciation, Depletion and
   Amortization........................       4,354                   6
  Selling, General and Administrative..       5,220               1,766
  Management Fees and Corporate
   Expenses............................         701                  70
                                         --------------      --------------
Operating Income (Loss)................       6,104              (3,188)
Interest Expense, Net..................      (1,189)               (206)
                                         --------------      --------------
Pre-tax Income (Loss)..................       4,915              (3,394)
Income Tax (Provision) Benefit.........      (2,018)              1,358
                                         --------------      --------------
Net Income (Loss)......................  $    2,897          $   (2,036)
                                         ==============      ==============

Other Financial and Operating Data:
Total Skier Days.......................     706,075              30,818
Revenue per Skier Day (d).............   $    52.16          $    45.27
Noncash Cost of Real Estate Sales (e)    $    1,461          $      133
Capital Expenditures Excluding
  Acquisitions and
  Real Estate and Other...............   $    5,761          $    5,587
Net cash provided by (used in):
  Operating activities.................  $    4,923          $    5,769
  Investing activities.................      (8,467)             (6,151)
  Financing activities.................      (2,778)              1,115
EBITDA................................   $   11,919          $   (3,049)
EBITDA Margin..........................        29.0%             (179.5)%


                                       Fibreboard Resort Group
                                       -----------------------
                                              As of
                                            October 31,
                                              1996(g)
                                       -----------------------
                                        (Dollars in Thousands)

Balance Sheet Data:
Working Capital (Deficit)..............        $(36,187)
Total Assets...........................          69,602
Total Debt Including Intercompany
  Payable..............................          38,715
Net Assets.............................          26,564

                                         (see accompanying footnotes)

                        Notes to Selected Financial Data

(a)Reflects the financial results of Waterville Valley and Mt. Cranmore from November 27, 1996, Northstar, Sierra and Bear Mountain from December 3, 1996, the Summit from January 15, 1997, and Grand Targhee from March 18, 1997, the respective dates of acquisition of each resort by the Company.

(b)Reflects the financial results of Waterville Valley, Mt. Cranmore, Northstar, Sierra, Bear Mountain, the Summit and Grand Targhee for the entire period, and Loon Mountain for the period beginning February 26, 1998, the date on which it was acquired by the Company.

(c)Reflects the divestiture of the Grand Targhee resort on June 20, 2000.

(d)Reflects revenue from resort operations divided by total skier days. For the year ended October 27, 2000, the amount presented for revenue per skier day excludes the effect of paid skier visit insurance policy revenue of $6,600,000.

(e)Noncash cost of real estate sales represents the allocated portion of real estate development expenditures previously capitalized (including acquisition costs allocated to real estate development) which relate to current year real estate sales.

(f)Represents preferred stock of a subsidiary of the Company which is subject to mandatory redemption requirements.

(g)Includes the financial results of Northstar, Sierra and Bear Mountain for the entire period.

     As the results of operations of ski resorts are highly seasonal, with the majority of revenue generated in the period from November through April, the results of operations for the Fibreboard Resort Group for the 10 months ended October 31, 1996 and the period from November 1, 1996 to December 2, 1996 are not representative of a pro rata year of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "- Forward-Looking Statements" and elsewhere in this Report.

General

     The Company's ski operations are highly sensitive to weather conditions and the overall strength of the regional economies in the areas in which the Company operates. The Company believes that the geographic diversity of the Company's resorts and the use of snowmaking technology coupled with advanced trail grooming equipment, which together can provide consistent skiing conditions, can partially mitigate the risk of both economic downturns and adverse weather conditions in any given region. However, the Company remains vulnerable to warm weather, heavy rains, high winds, drought and other types of severe or unusual weather conditions, which can have a significant effect on the operating revenues and profitability at any one of the Company's resorts.

     The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 123, 138, 142 and 101 days, respectively, during each of the last five ski seasons, including the 1999/00 ski season. However, the efficiency and effectiveness of snowmaking operations can be negatively impacted by numerous factors, including temperature variability, reliability of water sources, restrictions on energy usage and unfavorable weather events such as heavy rains.

     Northstar, Sierra and the Summit generally experience higher natural snowfall levels, averaging approximately 326, 514 and 500 inches of snowfall, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities in terms of trail coverage are considerably less extensive than at Bear Mountain, Waterville Valley, Loon Mountain or Mt. Cranmore. However, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period, and therefore, the timing and extent of natural snowfall can significantly impact operating conditions.

     The Company's results of operations are also highly dependent on the Company's ability to compete in each of the large regional ski markets in which it operates. Management estimates that at Northstar and Sierra approximately 70% of the 1999/00 ski season total skier days were attributable to residents of the San Francisco, Sacramento, Central California Valley and Lake Tahoe regions. At Bear Mountain, more than 90% of the 1999/00 ski season total skier days were attributable to residents of the Los Angeles, Orange County and San Diego metropolitan regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, more than 75% of the 1999/00 ski season total skier days were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 1999/00 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region.

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

     The Company seeks to increase skier days by offering a quality guest experience and developing effective target marketing programs. See Part I, Item
1. "Business - Marketing and Sales." The Company's resorts have invested approximately $58 million (including $5.9 million of equipment acquired through capital leases and other debt) in capital expenditures during the last three fiscal years to upgrade chairlift capacity, expand terrain, improve skier service, retail and food and beverage facilities, increase snowmaking capabilities and to meet sustaining capital requirements, all of which management believes are important in providing a quality guest experience.

     The following table summarizes the sources of the Company's revenues from resort operations for the years ended October 27, 2000, October 29, 1999 and October 30, 1998:

                                                     Year Ended
                                     ------------------------------------------
                                      October 27,    October 29,   October 30,
                                         2000           1999          1998
                                     -------------  -------------  -------------
                                                    (In thousands)

Lift Tickets.........................    $ 45,037       $ 50,741      $ 43,953
Season Passes........................      11,691          4,201         2,655
Snow School..........................       7,990          7,771         6,549
Equipment Rental.....................       8,768          8,806         7,824
Retail...............................       5,805          8,124         7,622
Food and Beverage....................      17,675         18,626        15,422
Paid Skier Visit Insurance...........       6,600             -             -
Other................................      16,119         14,711        13,223
                                     -------------  -------------  -------------
                                          $119,685       $112,980     $ 97,248
                                     =============  =============  =============

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

Results of Operations of the Company

     Overview

     The Company's results of operations are significantly impacted by weather conditions. For the 1999/00 ski season, Northstar and Sierra experienced unseasonably dry weather and a lack of natural snowfall during November and December. However, snowfall for these resorts returned to more normal levels during January and February of 2000. Snow conditions were generally favorable for Northstar and Sierra during the 1998/99 and 1997/98 ski seasons. Bear Mountain suffered from a lack of natural snowfall during both the 1999/00 and 1998/99 ski seasons, as compared to better than average natural snowfall during the 1997/98 ski season. The Company's New Hampshire resorts experienced variable temperatures and a lack of significant natural snowfall through the middle of January of the 1999/00 ski season. Conditions were generally favorable for the remainder of the 1999/00 ski season. The New Hampshire resorts experienced mild temperatures through most of December 1998 and rain on most weekends in January 1999. Conditions for the New Hampshire resorts for the 1997/98 ski season were generally optimal, with above average early season snowfall levels. At the Summit, operating conditions were generally favorable during the 1999/00 ski season, particularly during its peak operating months of January through March. For the 1998/99 ski season, the Summit experienced a prolonged period of snowfall, which resulted in increased snow removal and other operating costs. For the 1997/98 ski season, the Summit experienced a shorter season than normal due to lower than average snowfall. At Grand Targhee, the resort had a delayed opening for the 1999/00 ski season due to lower than normal levels of natural snowfall. Snowfall at Grand Targhee for the 1998/99 and 1997/98 ski seasons was generally consistent with normal levels, although operations in the 1998/99 ski season were negatively impacted by unusually high winds on a number of days during December through February.

     Year Ended October 27, 2000 Compared to the Year Ended October 29, 1999


     Total revenue for the year ended October 27, 2000 was $139,355,000, an increase of $13,631,000, or 10.8%, over the Company's revenues for the year ended October 29, 1999. Revenues from resort operations for the year ended October 27, 2000 were $119,685,000, an increase of $6,705,000, or 5.9%, as compared to the 1999 period. Revenues from real estate and other operations for the year ended October 27, 2000 were $19,670,000, an increase of $6,926,000, or 54.3%, as compared to the 1999 period.

     For the 1999/00 ski season, the Company introduced new attractively priced season pass products at Sierra, Bear Mountain, Waterville Valley, Mt. Cranmore, Loon Mountain, the Summit and Grand Targhee, which were designed to stimulate demand, attract greater market share and take advantage of off-peak capacity. This initiative resulted in an increase of approximately $7,500,000 in the total amount of season pass products sold for the 1999/00 season when compared to the 1998/99 season.

     Due to the unfavorable weather and terrain conditions experienced by most of the Company's resorts during the first half of the 1999/00 ski season, the Company experienced significant declines in total skier visits for the 1999/00 season as compared to the 1998/99 season. Total skier visits for the 1999/00 season were 2,287,000, a decrease of 146,000 skier visits from the 1998/99 season.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. For the year ended October 27, 2000, the Company recognized resort operating revenues of $6,600,000 for estimated claims proceeds attributable to the decline from targeted paid skier visits for the 1999/00 season. The Company has filed claims under the Lake Tahoe, New Hampshire and Bear Mountain policies, and has received total payments to date of $6,456,000. The Company is currently pursuing collection of the remaining funds due from the underwriters.

     Resort operating revenues, excluding the effect of paid skier visit insurance, were $113,085,000 for the year ended October 27, 2000, an increase of $105,000 from the 1999 period. Revenues for Northstar increased by $225,000 due to higher per skier revenue yields and improved summer business, partially offset by lower skier visits. Revenues for Sierra and Bear Mountain declined by

$1,519,000 and $883,000, respectively, due to a decline in skier visits, partially offset by improvements in per skier revenue yields and higher season pass revenues. Waterville Valley's revenues declined by $1,548,000 due to the conversion of its retail operations to a concessionaire arrangement for the 1999/00 season and lower skier visits, partially offset by improved yields and higher season pass revenues. Revenues for Mt. Cranmore were consistent with the prior period, as improved yields offset the impact of reduced skier visits. Loon Mountain generated increased revenues of $1,325,000 due primarily to improved yields and higher season pass revenues. Revenues for the Summit increased by $2,876,000 due to increases in season pass revenues and improved yields. Grand Targhee generated slightly increased revenues during the winter season due to higher skier visits, which was offset by the effect of the sale of the resort on June 20, 2000. The improvement in per skier revenue yields at the Company's resorts was primarily due to price increases, and to a lesser extent, sales of additional services and products to the Company's guests.

     Revenues from real estate and other operations for the year ended October 27, 2000 were $19,670,000, consisting primarily of (1) revenues of $17,850,000 from the sale of certain developmental property at Northstar on September 22, 2000, (2) revenues from the close of escrow on the final four lots in Phases 4 and 4A of the Big Springs development at Northstar, and (3) timber sales of $669,000. For the 1999 period, revenues from real estate and other operations consisted of $12,004,000 in revenues from the sale of 43 lots in Phases 4 and 4A of the Big Springs development and timber sales of $740,000. For additional information on the Company's real estate activities, see Part I, Item 1. "Business - Real Estate Development."

     Cost of sales for resort operations for the year ended October 27, 2000 was $70,394,000, a decrease of $4,010,000, or 5.4%, as compared to the 1999 period. The decline was primarily due to the combined effects of the following:
(1) elimination of certain nonrecurring maintenance, operations, snow removal and other costs incurred at the Summit in the 1999 period, (2) lower business volumes and aggressive variable cost management at most of the resorts during the first quarter of 2000, (3) elimination of $1,200,000 in retail costs of sales at Waterville Valley due to the conversion of the resort's retail operations to a concessionaire arrangement for the 1999/00 ski season, and (4) the divestiture of the Grand Targhee resort on June 20, 2000. Selling, general and administrative expense for the year ended October 27, 2000 was $22,985,000, which was generally consistent with the 1999 period.

     Cost of sales for real estate and other operations for the year ended October 27, 2000 of $4,507,000 consisted of land basis, development and transaction costs associated with the sale of developmental real estate at Northstar on September 22, 2000 and the final four lot sales in Phases 4 and 4A of the Big Springs development at Northstar, and cost of sales for timber operations of $486,000. Cost of sales for real estate and other operations for the year ended October 29, 1999 was $5,244,000, consisting of land basis, development and other costs associated with the sale of 43 lots in Phases 4 and 4A of the Big Springs development at Northstar, and cost of sales for timber operations of $502,000. Noncash cost of real estate sales were $2,460,000 and $4,743,000 for the 2000 and 1999 periods, respectively.

     Operating income for the year ended October 27, 2000 totaled $18,897,000, an increase of $17,629,000 over the operating income generated for the 1999 period, as a result of the factors discussed above.

     Interest expense for the year ended October 27, 2000 totaled $18,215,000, a decrease of $492,000 from the Company's interest expense for the year ended October 29, 1999. The decrease in interest expense was the result of lower borrowing levels under the Company's Senior Credit Facility, offset by slightly higher borrowing rates.

     Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Accordingly, no income tax provision was recorded for the years ended October 27, 2000 and October 29, 1999 due to continued operating losses.

     The Company's net loss for the year ended October 27, 2000 was $357,000, an improvement of $18,436,000 from the net loss of $18,793,000 incurred for the year ended October 29, 1999, as a result of the factors discussed above.

     "EBITDA" represents income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales. EBITDA for the year ended October 27, 2000 was $43,929,000, an increase of $15,681,000, or 55.5%, over EBITDA before unusual items of $28,248,000 for the year ended October 29, 1999. Resort operations contributed EBITDA of $26,396,000 for the 2000 period as compared to $16,005,000 for the 1999 period, an increase of $10,391,000 or 64.9%. EBITDA from real estate and other operations was $17,533,000 for the 2000 period, an increase of $5,290,000, or 43.2%, from the EBITDA of $12,243,000 for the 1999 period.

     Year Ended October 29, 1999 Compared to the Year Ended October 30, 1998

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

     The increase in resort operations revenue was principally due to the inclusion of Loon Mountain for the entire 1999 period, which accounted for $9,849,000 of the increase in revenues for the year ended October 29, 1999 as compared to the 1998 period. In addition, Northstar and Sierra generated increased revenues of $1,511,000 and $1,161,000, respectively, or 4.5% and 8.5%, primarily due to improved per skier revenue yields. Bear Mountain's revenues declined slightly due to lower skier visits as a result of the lack of natural snowfall, partially offset by improved yields. Revenues for Waterville Valley were slightly lower due to poor weather and snow conditions in the first quarter, partially offset by improved yields. Revenues for Mt. Cranmore increased $430,000, or 11.4%, due to improved yields and higher skier visits as a result of new pricing strategies. The Summit generated $2,419,000, or 22.7%, in additional revenues due to an earlier opening, extended season, higher skier visits and improved yields in its food and beverage, snow school and retail businesses. Revenues for Grand Targhee increased by $371,000, or 5.0%, due to slightly higher skier visits.

     On July 28, 1999, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, consummated the sale of the property comprising Phases 4 and 4A of the Big Springs development to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, for an aggregate sales price of $10,000,000, subject to adjustment as described below. The consideration initially paid to TLC consisted of $8,500,000 in cash and a promissory note (the "TLH Note") for $1,500,000, subject to adjustment. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. Under the terms of the TLH Note, TLC was entitled to receive the greater of (a) $1,500,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) from the resale of the lots within Phases 4 and 4A. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the development in accordance with the approved site development plan. TLC recognized revenue and related cost of sales for these real estate transactions upon the substantial completion of construction and the close of escrow for the sales between TLH and third party buyers.

     Through October 29, 1999, TLH had closed escrow on 43 of the available 47 lots within Phases 4 and 4A, and TLC had substantially completed the scheduled construction of the development. In accordance with the terms of the transaction between TLH and TLC, the Company received proceeds and recorded real estate sales of $12,004,000 during the year ended October 29, 1999. The average gross sales price of $305,000 for the 1999 real estate sales at Northstar represented a 44% increase over the average lot price of $212,000 for the 32 lots sold in the 1998 period.

     Total operating expenses for the year ended October 29, 1999 were $124,456,000, an increase of $21,063,000 over the Company's total operating expenses for the year ended October 30, 1998. The principal causes of the increase are as follows:

                                                           (In thousands)

   Total operating expenses - year ended
    October 30, 1998...............................           $ 103,393
   Acquisition of Loon Mountain:
    Cost of sales - resort operations..............               5,128
    Selling, general and administrative............                 382
    Depreciation and amortization..................               1,101
                                                           ---------------
                                                                  6,611
   Additional maintenance, operations, snow
    removal and severance costs, and increased
    costs associated with an earlier opening,
    extended season and revenue penetration
    efforts and new operations during the winter
    season at the Summit...........................               4,197
   Costs of new corporate initiatives and process
    improvements and increased costs associated
    with new management personnel and functional
    expertise......................................               1,472

   Increased depreciation due to higher
    average asset balances.........................               2,754
   Increased snowmaking costs at Bear Mountain due
    to the lack of natural snowfall................                 480
   Lease costs for three new lifts at the
    Summit and Bear Mountain.......................                 494
   Labor associated with earlier openings at
    Northstar, Sierra and Bear Mountain............                 197
   Increased cost of sales - real estate and
    other..........................................                 573
   Unusual items, net..............................                 487
   Inflation and other changes, net................               3,798
                                                           ---------------
   Total operating expenses - year ended
    October 29, 1999..........................                $ 124,456
                                                           ===============

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

     During fiscal 1999, the Company initiated various efforts to improve its marketing collateral and customer data-base, establish strategic marketing alliances, introduce new service offerings, evaluate potential revenue growth opportunities and strategies, install public relations channels, implement enhanced guest service training for employees, institute performance management systems and evaluate technology related tools and methodologies. Further, the Company has been conducting system and process improvements in substantially all key administrative and operations areas. The Company also added certain key corporate personnel and functional expertise to enhance its management team.

     The Company recorded certain unusual items in the fourth quarter of 1999, which amounted to a net charge of $487,000. See Note 3 to the Company's consolidated financial statements included elsewhere in this Report for a description of these items.

     Operating income for the year ended October 29, 1999 was $1,268,000, or $195,000 less than the operating income generated for the 1998 period, as a result of the factors discussed above.

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

     The   Company's  net  loss  for  the  year  ended  October  29,  1999  was
$18,793,000,  or $1,263,000  more than the net loss of $17,530,000 for the 1998 period, as a result of the factors discussed above.

     EBITDA before unusual items for the year ended October 29, 1999 was $28,248,000, an increase of $5,312,000 or 23.2% over EBITDA of $22,936,000 for the year ended October 30, 1998. Resort operations contributed EBITDA of $16,005,000 for the 1999 period as compared to $16,278,000 for the 1998 period, a decrease of $273,000 or 1.7%. EBITDA from real estate and other operations was $12,243,000 for the 1999 period, an increase of $5,585,000, or 83.9%, from the EBITDA of $6,658,000 for the 1998 period.

Liquidity and Capital Resources

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The
Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility, as currently amended, provides for borrowing availability of up to $25 million during the term of such facility. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to amounts maintained by the Company in certain depository accounts with the Agent, for a period of 60 consecutive days each year commencing sometime between February 1 and February 28. The Senior Credit Facility matures on March 31, 2002. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities and to build retail and other inventories prior to the start of the ski season and for other cash requirements. As of October 27, 2000, outstanding borrowings under the Senior Credit Facility totaled approximately $6.4 million. As of January 17, 2001, there were no borrowings outstanding under the Senior Credit Facility as the Company had temporarily paid off previously existing borrowing with cash flows from operations and the receipt of paid skier visit insurance proceeds.

     On November 17, 1999, TLC consummated the sale to TLH of certain single family development property (the "Unit 7 and 7A Development") for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "Second TLH Note") for $1,050,000, subject to adjustment. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. Under the terms of the Second TLH Note, TLC is entitled to receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) from the resale of TLH's lots within the Unit 7 and 7A Development. The Second TLH Note is prepayable at any time, and is due on the earlier to occur of January 31, 2002 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the development in accordance with the tentative site development plan. The Company will recognize revenue and related costs of sales for this real estate transaction upon substantial completion of construction and the close of escrow for lot sales between TLH and third party buyers, and has reflected the cash received as a deposit.

     On June 20, 2000, the Company sold all of the assets associated with the Grand Targhee resort for $11.4 million in cash to GT Acquisition I, LLC ("GT Acquisition"), an entity formed and controlled by the Chairman and Chief Executive Officer of the Company. At the closing of the transaction, GT Acquisition also assumed all liabilities relating to the Grand Targhee resort. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction.

     On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels (the "Initial Closing") contemplated by the Northstar Real Estate Agreement. At the Initial Closing, TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note (the "Convertible Secured Note"). The Convertible Secured Note requires quarterly interest payments at the rate of 10% per annum if paid in cash, or 12% if paid in kind, and is due in full in September 2005. The Convertible Secured Note is secured by TLH's membership interest in a real estate joint venture (the "East West Joint Venture") to which TLH is a party. The Convertible Secured Note is convertible at TLC's option into 15% of TLH's membership interest in the East West Joint Venture, which enables TLC to obtain, at TLC's option, a profit participation in the Development Real Estate. The Company obtained an opinion from an independent firm qualified and experienced in the subject matter of the transaction that the terms of the sale of Development Real Estate were fair and reasonable to the Company and TLC and at least as favorable as the terms which could have been obtained in a comparable transaction made on an arm's-length basis between unaffiliated parties. The sale of the remaining Development Real

Estate under the Northstar Real Estate Agreement is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions. See Part I, Item 1. "Business - Real Estate Development," for a further description of this transaction.

     The Company had a working capital deficit of $22.0 million (including $6.4 million in outstanding borrowings under the Senior Credit Facility, and excluding $9.6 million of unearned revenue from resort operations which will not require cash spending to settle such liabilities) as of October 27, 2000, which will negatively affect liquidity during 2001. The Company's working capital deficit at October 29, 1999, determined in a consistent manner as described above, was $35.4 million.

     The Company generated cash from operating activities of $29.7 million for the year ended October 27, 2000 as compared to $15.4 million for the year ended October 29, 1999. The cash flow benefit of the $18.4 million reduction in net loss for the 2000 period as compared to the 1999 period was partially offset by the effect of lower noncash cost of real estate sales and the increase in insurance proceeds receivable during the 2000 period for expected claims under paid skier visit insurance policies.

     Cash used in investing activities totaled $9.1 million and $18.5 million for the years ended October 27, 2000 and October 29, 1999, respectively. The results for the 2000 and 1999 periods primarily reflect capital expenditures for property and equipment and real estate held for development and sale. In addition, investing cash flows for the 2000 period reflects $11.4 million in proceeds from the sale of the Grand Targhee resort on June 20, 2000.

     Cash used in financing activities for the year ended October 27, 2000 was $20.4 million, and principally consisted of Senior Credit Facility net repayments of $16.7 million, principal payments on long-term debt of $2.7 million and payments on preferred stock of $674,000. Cash provided by financing activities for the year ended October 29, 1999 was $2.9 million, and primarily reflected net borrowings under the Senior Credit Facility of $5.9 million, principal payments on long-term debt of $1.7 million and payments on preferred stock of $719,000.

     The Company's capital expenditures for property and equipment for the year ended October 27, 2000 were approximately $24.8 million (including $2.9 million of equipment acquired through capital leases and other debt). Commitments for future capital expenditures at October 27, 2000 were approximately $3.3 million, and primarily relate to the construction of a new detachable quad chairlift and snowmaking system at Northstar, point of sale systems projects at Northstar and Loon Mountain and certain other projects.

     Management anticipates that maintenance capital expenditures for its fiscal 2001 and 2002 capital programs will range from $5.0 million to $6.0 million per year. Remaining capital expenditures for the Company's fiscal 2000 capital program which will be incurred in fiscal 2001 are approximately $4.2 million. In addition, acquisitions of grooming equipment, which are typically financed under capital leases, are expected to range from $1.5 million to $2.0 million annually. Expenditures for project planning and approvals, primarily at Northstar and Loon Mountain, are expected to range from $1.5 million to $2.0 million in fiscal 2001. Depending upon the timing of construction of the Unit 7 and 7A single family developments at Northstar, expenditures for real estate held for development and sale are anticipated to range from $1.5 million to $3.5 million in fiscal 2001. The Company is currently finalizing its plans for expansion capital projects for fiscal 2001, which are currently contemplated to include the following projects at Northstar: (a) snowmaking system improvements, (b) expanded rental equipment and skier services facilities, (c) completion of additional infrastructure for the Lookout Mountain expansion terrain, and (d) the first phase of an on-mountain restaurant facility. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture and borrowings under the Senior Credit Facility.

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

     With respect to the Company's potential real estate development opportunities, management believes that such efforts would enhance ski-related revenues and contribute independently to earnings. In addition, with respect to significant development projects, the Company expects to continue to pursue arrangements that would reduce infrastructure and other development costs.
Nonetheless, existing lodging facilities in the vicinity of each resort are believed to be adequate to support current skier volumes and a deferral or curtailment of development efforts is not regarded by management as likely to adversely affect skier days and ski-related revenues or profitability. The Company also believes that its current infrastructure is sufficient, and that development of real estate opportunities is not presently necessary to support its existing operations.

     In December 2000, the Company repurchased $4,000,000 in principal amount of its outstanding 12 1/2% Senior Notes due 2007 ("Senior Notes") for $2,880,000. After giving effect to the write-off of related deferred financing costs, the Company expects to recognize an extraordinary gain of approximately $1,000,000 for the early retirement of debt.

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

     In addition, the Senior Credit Facility and the Indenture governing the Company's Senior Notes each contain covenants that, among other things, significantly limit the Company's ability to obtain additional sources of capital and may affect the Company's liquidity. These covenants restrict the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any other person, or transfer all or substantially all of the assets of the Company. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer.

     The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. The Company's ability to meet these financial covenants may be affected by events beyond its control, and there can be no assurance that the Company will satisfy those covenants.

     The Company currently has $129.5 million aggregate principal amount of Senior Notes outstanding, which will result in annual cash interest requirements of approximately $16.2 million. The Company expects that cash generated from operations, cash proceeds of planned real estate sales at Northstar, together with borrowing availability, will be adequate to fund the interest requirements on the Senior Notes and the Company's other cash operating and debt service requirements over the next twelve months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts and certain real estate assets, if such transactions can be completed on favorable terms.

     For the year ended October 27, 2000, the Company's earnings would have been inadequate to cover fixed charges by $357,000. Any decline in the Company's expected operating performance or the inability of management to successfully implement the Company's business strategy, could have a material adverse effect on the Company's financial position and liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell other assets or obtain additional financing. No assurance can be given of the Company's ability to do so or the terms of any such transaction. In addition, the Company would require additional financing for expansion of its existing properties or for future acquisitions, if any. No assurances can be given that any such financing would be available on commercially reasonable terms. See "Forward-Looking Statements" herein.

     The Company believes that inflation has had little effect on its results of operations and any impact on costs has been largely offset by increased pricing.

Seasonality

     The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company's results of operations are, in turn, significantly dependent on favorable weather conditions and other factors beyond the Company's control. The Company has sought to partially mitigate the downside risk of its seasonal business by purchasing paid skier visit insurance policies. For the 2000/01 ski season, the Company purchased paid skier visit policies covering its Bear Mountain, Waterville Valley, Summit and Loon Mountain resorts. However, these policies would not fully protect these resorts against poor weather conditions or other factors that could adversely affect their operations. In addition, the 2000/01 ski season policies are less favorable than the skier visit insurance policies in place for the 1999/00 ski season. The Company did not obtain coverage for the Northstar, Sierra and Mt. Cranmore resorts for the 2000/01 ski season as effective policies were not available on commercially viable terms.

     During the off-season months of May through October, the Company's resorts typically experience a substantial reduction in labor and utility expense due to the absence of ski operations, but make significant expenditures for maintenance, expansion and capital improvements in preparation for the ensuing ski season.

Forward-Looking Statements

     Except for historical matters, the matters discussed in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect the Company's business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:

     o    Uncertainty as to future financial results,
     o    The substantial leverage and liquidity constraints of the Company,
     o    Significant   operating   restrictions   under  the  Company's   debt
          agreements,
     o The capital intensive nature of development of the Company's ski resorts,
     o Uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements,
     o Uncertainties regarding the timing and success of our real estate development projects and their ultimate impact on our operating results,
     o    Demand for and costs associated with real estate development,
     o The discretionary nature of consumers' spending for skiing and resort real estate,
     o    Regional and national economic conditions,
     o    Weather conditions,
     o    Natural disasters (such as earthquakes and floods),
     o    Availability and terms of paid skier visit insurance coverage,
     o    Industry competition,
     o Governmental regulation and litigation and other risks associated with expansion and development,
     o The adequacy of the water and power supplies at each of the Company's resorts, and
     o The occupancy of leased property and property used pursuant to the United States Forest Service permits.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for such risks related to interest rate fluctuations. As of October 27, 2000, the Company had debt outstanding (including the Senior Credit Facility) with a carrying value of $144.5 million and an estimated fair value of $104 million.

     Fixed interest rate debt outstanding as of October 27, 2000, which excludes the Senior Credit Facility, was $138.1 million, carried an average interest rate of approximately 12%, and matures as follows (in thousands):

                2001     2002    2003     2004     2005    Thereafter    Total
                ----     ----    ----     ----     ----    ----------    -----

Senior Notes $    -   $    -  $    -   $    -   $    -     $133,500    $133,500
Other Debt    1,356    1,195     480    1,277      117          221       4,646
             ------------------------------------------------------------------
             $1,356   $1,195  $  480   $1,277   $  117     $133,721    $138,146
             ==================================================================

     The amount of borrowings under the Senior Credit Facility as of October 27, 2000 was approximately $6.4 million. For purposes of calculating interest, borrowings under the Senior Credit Facility can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) a margin of between 0% and .5%, depending on the level of consolidated EBITDA of the Company and its subsidiaries (as determined pursuant to the Senior Credit Facility), plus (b) the higher of (i) the Agent's base rate or (ii) the federal funds rate plus
 .5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of between 2% and 3%, depending on the level of consolidated EBITDA. As of October 27, 2000, the borrowings outstanding under the Senior Credit Facility bore interest at an annual rate of 9.5%, pursuant to the Base Rate Loan option. A 10% increase or decrease in interest rates would have an immaterial effect on the Company's future pretax earnings and cash flows.

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

             Name               Age             Position
-----------------------------   ---   ----------------------------

George N. Gillett, Jr........    62   Chairman of the Board of
                                      Directors; Chief Executive
                                      Officer, Assistant
                                      Secretary, and Director of
                                      the Company and Parent
Christopher P. Ryman.........    49   President, Chief Operating
                                      Officer and Assistant
                                      Secretary of the Company,
                                      and President and Assistant
                                      Secretary of Parent
Elizabeth J. Cole............    40   Executive Vice President,
                                      Chief Financial Officer,
                                      Treasurer and Secretary of
                                      the Company and Parent
Timothy H. Beck..............    50   Executive Vice President,
                                      Planning of the Company
Brian J. Pope................    38   Vice President of Accounting
                                      and Finance, Assistant
                                      Treasurer and Assistant
                                      Secretary of the Company,
                                      and Vice President and
                                      Assistant Secretary of Parent
David G. Corbin..............    48   Vice President of Resort
                                      Development of the Company
Julianne Maurer..............    44   Vice President of Marketing
                                      and Sales of the Company
Mark St. J. Petrozzi.........    41   Vice President of Risk
                                      Management of the Company
Laura B. Moriarty............    45   Vice President of Human
                                      Resources of the Company
Daniel C. Budde..............    39   Director of the Company and
                                      Parent
Dean C. Kehler...............    44   Director of the Company and
                                      Parent
Edward Levy..................    37   Director of the Company and
                                      Parent
Timothy Silva................    49   General Manager - Northstar
John A. Rice.................    45   General Manager - Sierra
Brent G. Tregaskis...........    40   General Manager - Bear
                                      Mountain
Thomas H. Day................    46   General Manager - Waterville
                                      Valley
Ted M. Austin................    40   General Manager - Mt.
                                      Cranmore
Rick F. Kelley...............    45   General Manager - Loon
                                      Mountain
Dan Brewster.................    40   General Manager - Summit

     George N. Gillett, Jr. Mr. Gillett has been the Chairman of the Board of Directors of the Company since its formation in October 1996 and Chief Executive Officer since February 1997. Mr. Gillett served as Chairman from 1977 until September 1996 of Gillett Holdings, Inc. (which was renamed Vail Resorts, Inc. in 1996). Gillett Holdings, Inc. owned Packerland Packing Company, Inc. until its sale in 1994, the Vail ski resort since 1985 and various media properties, including a controlling interest in SCI Television, Inc., from 1987 until 1993. Since August 1994 he has served as Chairman of Packerland Packing Company, Inc., a meatpacking company based in Green Bay, Wisconsin. From January 1997 to February 2000, Mr. Gillett served as Chairman of Corporate Brand Foods America, Inc., a processor and marketer of meat and poultry products based in Houston, Texas, which was acquired by IBP in February 2000. From October 1987 until May 1993, Mr. Gillett served as Chairman and Chief Executive Officer of SCI Television, Inc. and from May 1993 until May 1996 as

President of New World Television,  Inc. (renamed from SCI Television,  Inc. in
1993). Mr. Gillett filed a petition of voluntary bankruptcy under Chapter 7 of the United States Bankruptcy Code on August 13, 1992 and was discharged from bankruptcy on July 27, 1993. In addition, certain entities for which Mr. Gillett has served as an executive officer or director, including Gillett Holdings, Inc., SCI Television, Inc. and their respective subsidiaries, filed bankruptcy petitions, or had bankruptcy petitions filed against them, in 1991 and 1993 under Chapter 11 of the United States Bankruptcy Code. All of these entities have since been discharged from bankruptcy.

     Christopher P. Ryman. Mr. Ryman became President, Chief Operating Officer and Assistant Secretary of the Company in May 1998. Mr. Ryman was Chief Operating Officer and Senior Vice President of Vail Associates, Inc. from 1995 to May 1998. Prior to that time, from 1992 to 1995, he was Senior Vice President of Mountain Operations at Vail Associates, Inc.

     Elizabeth J. Cole. Ms. Cole has held the positions of Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since May 1998. From May 1995 until May 1998, Ms. Cole worked at Vail Resorts, with her most recent position there being that of Vice President, Business Development. Prior to this time Ms. Cole was affiliated with Aurora Capital Partners, a private equity fund. During her employment with Aurora Capital
Partners, she served as the Chief Financial Officer of Petrowax PA, Inc., a manufacturer of petroleum waxes.

     Timothy H. Beck. Mr. Beck has held the position of Executive Vice President, Planning of the Company since July 1997. Prior to this time he served as President of Sno-engineering, Inc., a leading ski resort and real estate consulting and appraisal firm, since January 1991.

     Brian J. Pope. Mr. Pope has held the position of Vice President of Accounting and Finance of the Company since August 1998. In December 1998, Mr. Pope was also named to the positions of Assistant Treasurer and Assistant Secretary of the Company. Prior to August 1998, he served as Senior Manager in the Assurance and Advisory Business Services unit of Ernst & Young LLP.

     David  G.  Corbin.   Mr.  Corbin  became  the  Vice  President  of  Resort
Development of the Company in August 2000. Prior to this time, he served as Vice President with Vail Resorts Development Company since 1993.

     Julianne Maurer. Ms. Maurer has held the position of Vice President of Marketing and Sales of the Company since December 1996. Prior to this time she served as Director of Marketing of the Fibreboard Resort Group as well as Director of Marketing for Northstar.

     Mark St. J. Petrozzi. Mr. Petrozzi has held the position of Vice President of Risk Management of the Company since January 1998. Between July 1988 and January 1998, Mr. Petrozzi held various management positions with Willis Corroon, a national insurance brokerage and consulting firm.

     Laura B. Moriarty. Ms. Moriarty has held the position of Vice President of Human Resources of the Company since September 1997. Prior to this time, Ms. Moriarty was the Training Development Director at Harvey's Resort Casino since October 1994.

     Daniel C. Budde. Mr. Budde has been with John Hancock Life Insurance Company ("John Hancock") since 1989 and currently serves as a Manager Director with the Bond and Corporate Finance Group. Mr. Budde is responsible for a portfolio of investments, including various mezzanine and private equity transactions, and has investment responsibilities with respect to Hancock Mezzanine Partners L.P.

     Dean C. Kehler. Mr. Kehler has been a Managing Director of CIBC Oppenheimer Corp., an affiliate of CIBC WG Argosy Merchant Fund 2, L.L.C. (the "CIBC Merchant Fund"), since August 1995, and has investment responsibilities with respect to the CIBC Merchant Fund and the Co-Investment Merchant Fund, LLC (the "Co-Investment Fund"). From February 1990 to August 1995, Mr. Kehler was a Managing Director of Argosy Group, L.P., an investment banking firm.

     Edward Levy. Mr. Levy has been a Managing Director of CIBC Oppenheimer Corp., an affiliate of CIBC Merchant Fund, since August 1995, and has investment responsibilities with respect to the CIBC Merchant Fund and the Co-Investment Fund. From February 1990 to August 1995, Mr. Levy was a Managing Director of Argosy Group, L.P., an investment banking firm.

     Timothy Silva. Mr. Silva has been the General Manager of Northstar since January 1995. Prior to this time, he served as Director of Operations of Northstar, since February 1992.

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

     Dan Brewster. Mr. Brewster became the General Manager of the Summit in September 2000. Prior to this time, he served in a variety of other positions at the Summit since 1979, including Director of Operations, Director of Planning and Development, Vice President of Ski Lifts, Inc. (the owner and operator of the Summit) and Director of Human Resources.

Directors

     All directors of Booth Creek and Parent hold office until the respective annual meeting of stockholders next following their election, or until their successors are elected and qualified. On July 28, 1999, George N. Gillett, Jr., Dean C. Kehler, Edward Levy and Daniel C. Budde were elected to serve as the sole members of the Board of Directors of Parent and the Company, and George N. Gillett, Jr. was re-appointed as Chairman of the Board of Directors of the Company. See Part III, Item 13. "Certain Relationships and Related Transactions
- Stockholders Agreement." No director of Booth Creek or Parent receives compensation for acting in such capacity.

Item 11. Executive Compensation

Compensation of Executive Officers

     The following table sets forth the compensation paid by Booth Creek to (i) its Chairman of the Board and Chief Executive Officer and (ii) each of the four most highly compensated executive officers of the Company in fiscal 2000 (collectively, the "Named Executives"), for services rendered in all capacities to the Company during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation
                                   ------------------------------
                                                       Other         All
                                                      Annual        Other
                                   Salary   Bonus  Compensation  Compensation
Name and Principal Position Year    ($)      ($)       ($)            ($)
--------------------------- ---    ------   -----  ------------  ------------
George N. Gillett, Jr....   2000        -        -            -            -
  Chairman of the Board,    1999        -        -            -            -
  Chief Executive Officer   1998        -        -            -            -
  and Director (1

Christopher P. Ryman.....   2000  315,000  315,000           -        11,032 (3)
  President, Chief          1999  240,000   50,000           -         3,738 (4)
  Operating Officer and     1998  103,385   30,000           -             -
  Assistant Secretary       (2)

Elizabeth J. Cole........   2000  250,000  250,000           -         7,720 (5)
  Executive Vice President, 1999  175,000  100,000           -         4,821 (6)
  Chief Financial Officer,  1998   87,500   26,000           -             -
  Treasurer and Secretary   (2)

Timothy H. Beck..........   2000  185,000  110,000           -         6,568 (7)
  Executive Vice            1999  175,000   35,000           -         7,520 (8)
  President, Planning       1998  143,268   45,000           -         4,040 (9)

Brian J. Pope............   2000  165,000  110,000           -         5,997 (4)
  Vice President of         1999  125,000   45,000           -             -
  Accounting and            1998   26,040   15,000           -             -
  Finance, Assistant        (2)
  Treasurer,
  Assistant Secretary

--------------------------

(1)Mr. Gillett is the sole shareholder, sole director and Chief Executive Officer of Booth Creek Management Corporation (formerly Booth Creek, Inc.), which, pursuant to the Management Agreement (as defined), provides the Company with management services. See Part III, Item 13. "Certain Relationships and Related Transactions - Management Agreement with Booth Creek Management Corporation."
(2) Mr. Ryman, Ms. Cole and Mr. Pope commenced their employment with the Company on May 28, 1998, May 4, 1998, and August 15, 1998, respectively. Accordingly, their compensation amounts for fiscal 1998 do not reflect a full year of compensation.
(3) Consists of a 401(k) matching contribution of $7,087 and term life insurance premiums of $3,945.
(4)  Consists of a 401(k) matching contribution.
(5) Consists of a 401(k) matching contribution of $5,625 and term life insurance premiums of $2,095.
(6) Consists of a 401(k) matching contribution of $2,726 and term life insurance premiums of $2,095.
(7) Consists of a 401(k) matching contribution of $4,803 and term life insurance premiums of $1,765.
(8) Consists of a 401(k) matching contribution of $5,755 and term life insurance premiums of $1,765.
(9) Consists of a 401(k) matching contribution of $2,275 and term life insurance premiums of $1,765.

            AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 2000 AND
                     2000 FISCAL YEAR-END OPTION/SAR VALUES

   The following table sets forth, for the Named Executives, certain information concerning stock options granted under the 1997 BCSG Stock Option Plan described below, including the year-end value of unexercised options. No stock options were granted during fiscal 2000.


                                                         Number of
                                                        Securities           Value of
                                                        Underlying         Unexercised
                                                       Unexercised         In-the-Money
                            Shares                   Options/SARS at     Options/SARS at
                           Acquired                  Fiscal Year-End,    Fiscal Year-End,
                              on            Value      Exercisable/        Exercisable/
                          Exercise (#)    Realized    Unexercisable       Unexercisable
   Name                       (1)           ($)            (#)                 (2)
------------------------  ------------   ---------   ----------------   -----------------

Timothy H. Beck .......          -             -          48/32              $-/$-

----------------------------
(1)  No options were exercised during the fiscal year ended October 27, 2000.
(2) There is no public market for the shares of common stock underlying the stock options granted pursuant to the 1997 BCSG Stock Option Plan. However, the Company has determined that, as of October 27, 2000, the fair market value of the underlying securities is less than the applicable exercise prices under the options.

1997 BCSG Stock Option Plan

     Parent has established the Booth Creek Ski Group, Inc. 1997 Stock Option Plan (the "1997 BCSG Stock Option Plan"), pursuant to which options with respect to a maximum of 400 shares of Parent's Class A Common Stock may be granted. Options may be granted under the 1997 BCSG Stock Option Plan to executive officers and key employees of the Company at the discretion of the Board of Directors of Parent.

     Under the 1997 BCSG Stock Option Plan, Parent has entered into several stock option agreements (each, a "Stock Option Agreement" and collectively, the "Stock Option Agreements") pursuant to which certain executive officers and key employees of the Company (each a "Holder") have been granted options, subject to vesting, to purchase from Parent a specified number of shares of Parent's Class A Common Stock at an exercise price of $500 per share, subject to adjustment under certain circumstances. Each Holder's option vested with respect to 20% of the related shares on the date of grant, and will vest with respect to an additional 20% of the related shares on each of the second, third, fourth and fifth anniversaries of such date. Upon the occurrence of certain events resulting in the termination of such Holder's employment (for example, the Holder's death, disability or for reasons other than for "cause" (as defined in the Stock Option Agreement)) during a year in which vesting would have taken place, such vesting will occur on a monthly, pro rata basis. A Holder's option will become fully vested with respect to all of the related shares upon a "change of control" (as defined in the Stock Option Agreement) or if he terminates his employment within 45 days following certain occurrences relating to the continued control and ownership of Parent by George N. Gillett, Jr. and his family. Upon the termination of the Holder's employment, all of his unvested options will be canceled and, depending on the reason for such termination, certain percentages of his vested options will be canceled. Following any termination of his employment, the Holder must, subject to certain exceptions, exercise his option to purchase shares within 120 days following such termination. In addition, the Holder generally may not exercise his option after 10 years from the date of grant.

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

     Presently, Parent has entered into a Stock Option Agreement under the 1997 BCSG Stock Option Plan with, and has granted options to purchase shares of Parent's Class A Common Stock to, each of Timothy H. Beck, Timothy Silva and John A. Rice, with respect to 80, 10 and 10 shares, respectively. Mr. Beck's options were granted on October 1, 1997, and Mr. Silva's and Mr. Rice's options were each granted on February 28, 1998.

Proposed Stock Plan of Parent

     On June 23, 2000, the Board of Directors of Parent resolved to establish a new stock plan for the issuance of restricted stock and stock option grants to executives and key employees of Parent and the Company. The proposed new stock plan (the "Proposed Stock Plan"), together with the existing grants under the 1997 BCSG Stock Option Plan, are intended to encompass a number of shares of Class B Common Stock comprising 15% of the fully diluted shares of Class A and Class B Common Stock of Parent assuming conversion or exercise of all securities convertible into Parent's common stock. Parent is currently formulating the Proposed Stock Plan, and expects to formally adopt the plan and make the initial awards thereunder in fiscal 2001.

Employment and Other Agreements

     Christopher P. Ryman

     The Company and Parent are parties to an employment agreement with Christopher P. Ryman, President and Chief Operating Officer of the Company and Parent. Mr. Ryman's employment under such agreement commenced on May 1, 2000, and the agreement is scheduled to expire on October 31, 2003, unless sooner terminated. For the year ended October 27, 2000, Mr. Ryman received a base salary of $315,000 per annum from the Company, which is subject to annual review and increase as Mr. Ryman and the Company may agree. The agreement provides that the Company's Board of Directors will establish reasonable performance incentive goals for Mr. Ryman for each fiscal year, with a bonus target of 50% of base salary if such goals are obtained. Mr. Ryman is also eligible for separate incentive compensation from Parent. Under the terms of his employment agreement, Mr. Ryman is eligible to participate in the health, disability and retirement plans offered to executives of the Company, at participation levels and with benefits not less favorable than those provided to the plans' respective highest ranking participants. In addition, Mr. Ryman is entitled to certain supplemental disability and life insurance benefits. Mr. Ryman and a designee of his choice shall be eligible for certain membership benefits in clubs owned or controlled by the Company or its affiliates, or clubs in which the Company or its affiliates may have an interest, as further described in the employment agreement. The employment agreement also provides that the Company shall convey to Mr. Ryman a single family lot from two alternative sites at the Northstar resort. Further, the Company and Parent are required to reimburse Mr. Ryman for all reasonable and necessary expenses incurred by him in the discharge of his duties and have agreed to indemnify him to the maximum extent permitted by Delaware law. In the event that the Company requires Mr. Ryman to relocate his residence, the employment agreement provides that the Company and Mr. Ryman shall agree upon a reasonable relocation package.

     Mr. Ryman's employment agreement provides that, promptly following adoption of the Proposed Stock Plan by Parent, Parent shall issue to Mr. Ryman a number of shares of its Class B Common Stock equal to 5% of the fully diluted shares of Class A and Class B Common Stock of Parent (including for this purpose shares reserved for issuance under the Proposed Stock Plan). It is intended that the shares to be issued to Mr. Ryman will be in the form of restricted stock. The employment agreement further provides that portions of the restricted stock will be forfeitable under certain circumstances. The restricted stock will be subject to the Stockholders Agreement (as defined). See Part III, Item 13. "Certain Relationships and Related Transactions - Stockholders Agreement." Mr. Ryman's employment agreement further provides that upon the future sale of the restricted stock by Mr. Ryman, Parent shall pay him a bonus per share based on a specified formula.

     Under the terms of his employment agreement, Mr. Ryman's employment may be terminated prior to October 31, 2003 upon:

     o    His death or disability,
     o Notice from the Company or Parent for cause (as described in his agreement),
     o    Notice  from the  Company  or Parent of  termination  other  than for cause,
     o 60 days' prior notice from Mr. Ryman given within six months from the date that the CIBC Merchant Fund and John Hancock and their respective affiliates together own beneficially capital stock of Parent entitling them to cast less than a majority of the votes entitled to be cast on any matter upon which a holder of a share of stock of a Delaware corporation of which only one class of stock is outstanding would be entitled to vote, treating any Parent outstanding nonvoting stock that is convertible into Parent voting stock as if it had been so converted, or
     o 30 days' prior notice from Mr. Ryman given within two months of the date on which his duties and authority having been materially reduced from those existing on May 1, 2000, unless such duties and authority are restored within a 30 day period.

     In the event Mr. Ryman's employment shall be terminated pursuant to the last three items described above, the Company will provide Mr. Ryman with a payment equal to one and one-half times his base salary, and provide continuation of insurance benefits until the earlier of (a) 18 months, or (b) the date on which Mr. Ryman becomes eligible for comparable health, disability and life insurance benefits from new employment. During the term of his employment and for certain specified periods thereafter, Mr. Ryman will be subject to provisions prohibiting (1) his competition with the Company and Parent, (2) solicitation of certain of Parent or Company management personnel,
(3) diversion of Parent or Company vendors, customers or others doing business with Parent or the Company, and (4) disparaging Parent, the Company or any of their personnel or revealing any information that might impair the reputation or goodwill of Parent, the Company or their personnel. Mr. Ryman's employment agreement also contains provisions relating to non-disclosure of certain confidential information of Parent and the Company (as described in the agreement).

     Elizabeth J. Cole

     The Company and Parent are parties to an employment agreement with Elizabeth J. Cole, Executive Vice President and Chief Financial Officer of the Company and Parent. Ms. Cole's employment under such agreement commenced on May 1, 2000, and the agreement is scheduled to expire on October 31, 2003, unless sooner terminated. For the year ended October 27, 2000, Ms. Cole received a base salary of $250,000 per annum from the Company, which is subject to annual review and increase as Mr. Cole and the Company may agree. The agreement provides that the Company's Board of Directors will establish reasonable performance incentive goals for Ms. Cole for each fiscal year, with a bonus target of 50% of base salary if such goals are obtained. Ms. Cole is also eligible for separate incentive compensation from Parent. Under the terms of her employment agreement, Ms. Cole is eligible to participate in the health, disability and retirement plans offered to executives of the Company, at participation levels and with benefits not less favorable than those provided to the plans' respective highest ranking participants. In addition, Ms. Cole is entitled to certain supplemental disability and life insurance benefits. Ms. Cole and a designee of her choice shall be eligible for certain membership benefits in clubs owned or controlled by the Company or its affiliates, or clubs in which the Company or its affiliates may have an interest, as further described in the employment agreement. The employment agreement also provides that the Company shall convey to Ms. Cole a single family lot from two alternative sites at the Northstar resort. Further, the Company and Parent reimburse Ms. Cole for all reasonable and necessary expenses incurred by her in the discharge of her duties and have agreed to indemnify her to the maximum extent permitted by Delaware law. In the event that the Company requires Ms. Cole to relocate her residence, the employment agreement provides that the Company and Ms. Cole shall agree upon a reasonable relocation package.

     Ms. Cole's employment agreement provides that, promptly following adoption of the Proposed Stock Plan by Parent, Parent shall issue to Ms. Cole a number of shares of its Class B Common Stock equal to 5% of the fully diluted shares of Class A and Class B Common Stock of Parent (including for this purpose shares to be reserved for issuance under the Proposed Stock Plan). It is intended that the shares to be issued to Ms. Cole will be in the form of restricted stock. The employment agreement further provides that portions of the restricted stock will be forfeitable under certain circumstances. The restricted stock will be subject to the Stockholders Agreement (as defined). See Part III, Item 13. "Certain Relationships and Related Transactions - Stockholders Agreement." Ms. Cole's employment agreement further provides that upon the future sale of the restricted stock by Ms. Cole, Parent shall pay her a bonus per share based on a specified formula.

     Under the terms of her employment agreement, Ms. Cole's employment may be terminated prior to October 31, 2003 upon:

     o    Her death or disability,
     o Notice from the Company or Parent for cause (as described in her agreement),

     o    Notice  from the  Company  or Parent of  termination  other  than for cause,
     o 60 days' prior notice from Ms. Cole given within six months from the date that the CIBC Merchant Fund and John Hancock and their respective affiliates together own beneficially capital stock of Parent entitling them to cast less than a majority of the votes entitled to be cast on any matter upon which a holder of a share of stock of a Delaware corporation of which only one class of stock is outstanding would be entitled to vote, treating any Parent outstanding nonvoting stock that is convertible into Parent voting stock as if it had been so converted, or
     o 30 days' prior notice from Ms. Cole given within two months of the date on which her duties and authority having been materially reduced from those existing on May 1, 2000, unless such duties and authority are restored within a 30 day period.

     In the event Ms. Cole's employment shall be terminated pursuant to the last three items described above, the Company will provide Ms. Cole with a payment equal to one and one-half times her base salary, and provide continuation of insurance benefits until the earlier of (a) 18 months, or (b) Ms. Cole becomes eligible for comparable health, disability and life insurance benefits from new employment. During the term of her employment and for certain specified periods thereafter, Ms. Cole will be subject to provisions prohibiting (1) her competition with the Company or Parent, (2) solicitation of certain of Parent or Company management personnel, (3) diversion of Parent or Company vendors, customers or others doing business with Parent or the Company, and (4) disparaging Parent, the Company or any of their personnel or revealing any information that might impair the reputation or goodwill of Parent, the Company and their personnel. Ms. Cole's employment agreement also contains provisions relating to non-disclosure of certain confidential information of Parent and the Company (as described in the agreement).

     Timothy H. Beck

     The Company is a party to an employment agreement with Timothy H. Beck, Executive Vice President, Planning of the Company. Mr. Beck's employment under such agreement commenced on July 1, 1997, and the agreement is scheduled to expire on June 30, 2002, subject to automatic annual one-year extensions, unless sooner terminated. For the year ended October 27, 2000, Mr. Beck received a base salary of $185,000 per annum, which is subject to annual review and discretionary increase by the Company. Mr. Beck will also be entitled to receive a bonus following an initial public offering by the Company and an annual incentive bonus of up to 50% of his base salary based upon the Company's attainment of certain targeted financial, business and personal goals. Under the terms of his employment agreement, Mr. Beck is entitled to four weeks paid vacation per year and is eligible to participate in the health, disability, retirement, profit sharing, equity award and savings plans offered to other executives of the Company. In addition, pursuant to his agreement, the Company provides Mr. Beck with a $1,000,000 term life insurance policy, reimburses him for all reasonable and necessary expenses incurred by him in the discharge of his duties and indemnifies him to the maximum extent permitted by Delaware law. In the event that the Company requires Mr. Beck to relocate his residence to the community in which the Company's executive offices are located (as described in his agreement), the Company shall reimburse Mr. Beck for certain costs related to such relocation.

     Under the terms of his employment agreement, Mr. Beck's employment may be terminated by the Company at any time, with or without cause, or upon his death, disability or resignation. In the event Mr. Beck's employment is terminated "without cause" or by Mr. Beck for "good reason" (as described in his agreement), the Company will provide Mr. Beck with salary continuation and continuation of health and disability insurance coverage for a period of 18 months or until such time as Mr. Beck is eligible for comparable benefits from another entity, whichever date is sooner. In the event Mr. Beck's employment is terminated "without cause" within six months of a "change of control" (as described in his agreement), the Company will provide Mr. Beck with salary continuation and continuation of health and disability insurance coverage until the earlier of (i) June 30, 2002 or (ii) the third anniversary of such termination, but for a period of not less than 18 months. However, such salary continuation shall be reduced by any compensation received for services as an employee or independent contractor during such periods and such benefit continuation will cease at such time as Mr. Beck is eligible for comparable benefits from another entity. During the term of his employment and for a period of one year thereafter, Mr. Beck will be subject to provisions prohibiting his competition with the Company, solicitation of certain of the Company's executives or diversion of the Company's customers. Mr. Beck's employment agreement also contains provisions relating to non-disclosure of certain confidential information of the Company (as described in his agreement).

Compensation Committee Interlocks and Insider Participation

     The Company's compensation policies are determined and executive officer compensation decisions are made by the Board of Directors, which currently consists of George N. Gillett, Jr., Daniel C. Budde, Dean C. Kehler and Edward Levy. Mr. Gillett is the Chief Executive Officer of the Company and is the sole shareholder, sole director and Chief Executive Officer of Booth Creek Management Corporation (formerly Booth Creek, Inc.), which provides the Company with management services. Messrs. Kehler and Levy are Managing Directors of CIBC Oppenheimer Corp., whose affiliate has provided financial advisory services to the Company. See Part III, Item 13. "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The Company is a wholly-owned subsidiary of Parent. The following table sets forth information concerning the beneficial ownership of Parent's Common Stock (including Class A Common Stock and Class B Common Stock) as of December 31, 2000 by (i) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock of Parent, (ii) by each director and Named Executive of the Company and (iii) all directors and executive officers of the Company as a group. The table also includes information pertaining to Parent Class B Common Stock issuable to Christopher P. Ryman and Elizabeth J. Cole pursuant to their respective employment agreements. See Part III, Item 11. "Executive Compensation - Employment and Other Agreements." Each share of Parent's Class B Common Stock is non-voting (except with respect to certain amendments to the certificate of incorporation and bylaws of Parent and as otherwise required by the General Corporation Law of the State of Delaware) and is convertible into one share of voting Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. All shares are owned with sole voting and investment power, unless otherwise indicated.

     The percentages of beneficial ownership in the accompanying table represents the relative interests assuming that only such individual holder's respective Class B Common Stock or Warrants were converted with respect to the existing number of outstanding Class A or Class B shares.

                                             Parent's Class A        Parent's Class B
                                               Common Stock            Common Stock
                                           Beneficially Owned      Beneficially Owned
                                         ----------------------  ----------------------
           Beneficial Owner                  Shares       %          Shares       %
-------------------------------------    ------------- --------  ------------- --------
Booth Creek Partners Limited II,
  L.L.L.P...............................    825.70 (1)     100%     182.90 (2)       2%
6755 Granite Creek Road
Teton Village, Wyoming 83025

John Hancock Mutual Life Insurance
  Company...............................  9,160.21 (3)      93%   9,160.21 (3)      76%
John Hancock Place
200 Clarendon Street
Boston, Massachusetts 02117

CIBC WG Argosy Merchant Fund 2, L.L.C...  3,147.36 (4)      83%   3,147.36 (4)      31%
425 Lexington Avenue, 3rd Floor
New York, New York 10017

George N. Gillett, Jr...................    825.70 (5)     100%          -           -
  Chairman of the Board of the Company

Rose Gillett............................    825.70 (5)     100%          -           -
6755 Granite Creek Road
Teton Village, Wyoming 83025

Jeffrey J. Joyce........................     96.42 (6)      15%          -           -
1950 Spectrum Circle, Suite 400
Marietta, Georgia 30067

Hancock Mezzanine Partners L.P..........    529.03 (7)      45%     529.03 (7)       6%
John Hancock Place
200 Clarendon Street
Boston, Massachusetts 02117

Co-Investment Merchant Fund, LLC........    349.70 (8)      35%     349.70 (8)       4%
425 Lexington Ave., 3rd Floor
New York, New York 10017

Daniel C. Budde.........................  9,689.24 (9)      94%   9,689.24 (9)      80%
  Director of the Company and Parent

Dean C. Kehler..........................  3,497.06 (10)     84%   3,497.06 (10)     35%
  Director of the Company and Parent

Edward Levy.............................  3,497.06 (11)     84%   3,497.06 (11)     35%
  Director of the Company and Parent

Christopher P. Ryman....................    824.25 (12)     56%     824.25 (12)      8%
  President, Chief Operating Officer
  and Assistant Secretary of the
  Company; President and Assistant
  Secretary of Parent

Elizabeth J. Cole.......................    824.25 (13)     56%     824.25 (13)      8%
  Executive Vice President, Chief
  Financial Officer, Treasurer and
  Secretary of the Company and Parent

Timothy H. Beck.........................     48.00 (14)      7%          -           -
  Executive Vice President, Planning
  of the Company

Brian J. Pope...........................         -           -           -           -
  Vice President of Accounting and
  Finance, Assistant Treasurer and
  Assistant Secretary of the Company;
  Vice President and Assistant
  Secretary of Parent

Total Executive Officers and
  Directors as a Group.................. 15,708.50 (15)    100%          -           -

---------------------

(1)Comprised of 642.80 shares of Class A Common Stock of Parent and Warrants to purchase 182.90 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

(2)Represents Warrants to purchase 182.90 shares of Class B Common Stock of Parent.

(3)Comprised of 6,268.31 shares of Class B Common Stock of Parent and Warrants to purchase 2,891.90 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

(4)Comprised of 2,227.92 shares of Class B Common Stock of Parent and Warrants to purchase 919.44 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

(5)Booth Creek Partners Limited II, L.L.L.P. owns directly 642.80 shares of Class A Common Stock of Parent and Warrants to purchase 182.90 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. George N. Gillett, Jr. is the managing general partner and Rose Gillett is a co-general partner of Booth Creek Partners Limited II, L.L.L.P. and each may be deemed to possess shared voting and/or investment power with respect to the interests held therein. Accordingly, the beneficial ownership of such interests may be attributed to George N. Gillett, Jr. and Rose Gillett. Rose Gillett is the wife of George N. Gillett, Jr.

(6)Represents shares of Class A Common Stock of Parent that Mr. Joyce has an option to purchase from Booth Creek Partners Limited II, L.L.L.P. (the "Option") pursuant to that certain Option Letter Agreement dated December 3, 1996, as amended. The Option is exercisable, in whole or in part, at any time on or prior to December 1, 2006 at an initial exercise price equal to $2,066.12 per share, which exercise price shall increase by $55.10 on each December 1. The shares subject to the Option and the per share exercise price are subject to adjustment under certain circumstances, and the obligation of Booth Creek Partners Limited II, L.L.L.P. to sell shares of Class A Common Stock of Parent upon exercise of the Option is subject to compliance with applicable securities laws.

(7) Comprised of 364.73 shares of Class B Common Stock of Parent and Warrants to purchase 164.30 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

(8) Comprised of 247.54 shares of Class B Common Stock of Parent and Warrants to purchase 102.16 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

(9) Represents an aggregate of 6,633.04 shares of Class B Common Stock of Parent and Warrants to purchase 3,056.20 shares of Class B Common Stock of Parent held of record by John Hancock Life Insurance Company and Hancock Mezzanine Partners L.P. (the "Hancock Entities"). Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. Mr. Budde disclaims beneficial ownership of the securities held by the Hancock Entities.

(10) Represents an aggregate of 2,475.46 shares of Class B Common Stock of Parent and Warrants to purchase 1,021.60 shares of Class B Common Stock of Parent held of record by CIBC WG Argosy Merchant Fund 2, L.L.C. and Co-Investment Merchant Fund, L.L.C. (the "CIBC Entities"). Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. Mr. Kehler disclaims beneficial ownership of the securities held by the CIBC Entities.

(11) Represents an aggregate of 2,475.46 shares of Class B Common Stock of Parent and Warrants to purchase 1,021.60 shares of Class B Common Stock of Parent held of record by the CIBC Entities. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. Mr. Levy disclaims beneficial ownership of the securities held by the CIBC Entities.

(12) Represents 824.25 shares of restricted Class B Common Stock of Parent issuable to Mr. Ryman pursuant to his employment agreement upon adoption of the Proposed Stock Plan. See Part III, Item II. "Executive Compensation
     - Employment and Other Agreements." Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals.

(13) Represents 824.25 shares of restricted Class B Common Stock of Parent issuable to Ms. Cole pursuant to her employment agreement upon adoption of the Proposed Stock Plan. See Part III, Item II. "Executive Compensation - Employment and Other Agreements." Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals.

(14) Represents vested shares of Class A Common Stock of Parent that Mr. Beck has an option to purchase from Parent pursuant to that certain Stock Option Agreement, by and between Parent and Mr. Beck. See Part III, Item
     11. "Executive Compensation - 1997 BCSG Stock Option Plan."

(15) Represents (i) 642.80 shares of Class A Common Stock of Parent and Warrants to purchase 182.90 shares of Class B Common Stock of Parent owned by Booth Creek Partners Limited II, L.L.L.P., of which George N. Gillett, Jr. may be deemed to be the beneficial owner, (ii) 6,633.04 shares of Class B Common Stock of Parent and Warrants to purchase 3,056.20 shares of Class B Common Stock of Parent owned by the Hancock Entities, of which Daniel C. Budde may be deemed to be the beneficial owner as described in note (9) above, (iii) 2,475.46 shares of Class B Common Stock of Parent and Warrants to purchase 1,021.60 shares of Class B Common Stock of Parent owned by the CIBC Entities, of which each of Dean C. Kehler and Edward Levy may be deemed to be the beneficial owners as described in notes (10) and (11) above, (iv) 824.25 shares of Class B Common Stock of Parent issuable to Christopher P. Ryman as described in note (12) above, (v)
     824.25 shares of Class B Common Stock of Parent issuable to Elizabeth J. Cole as described in note (13) above, and (vi) 48.00 shares of Class A Common Stock of Parent that Timothy H. Beck has an option to purchase from Parent pursuant to the option described in note (14) above.

Item 13. Certain Relationships and Related Transactions

Securities Purchase Agreements

     Since its formation in October 1996, the Company and Parent have each engaged in a series of transactions with the principal securityholders of Parent for the purpose of raising capital to finance the acquisitions of the Company's resorts and for general corporate purposes. In connection with these transactions, the principal securityholders of Parent (comprised of Booth Creek Partners Limited II, L.L.L.P., the Hancock Entities and the CIBC Entities) and Parent have entered into Securities Purchase Agreements dated November 27, 1996, as amended and restated on February 26, 1998, September 14, 1998 and May 28, 2000 (the "Securities Purchase Agreements"). Pursuant to the Securities Purchase Agreements, Parent has issued shares of Class A and Class B Common Stock, warrants to purchase Class B Common Stock (the "Warrants") and Parent Notes. The Parent Notes mature on November 27, 2008 and bear interest at 12% per annum, if paid in cash, or 14% per annum, if paid in kind, payable semi-annually on each May 27 and November 27.

     In connection with the latest amendment and restatement of the Securities Purchase Agreements, Parent and its principal securityholders effected a restructuring of Parent's existing capital structure (the "Capital Restructuring"). Pursuant to the Capital Restructuring, all of Parent's outstanding Class A and Class B Common Stock was converted into Parent Notes in a principal amount equal to 20% of the paid-in capital relating thereto. The Parent Notes issued in connection with the Capital Restructuring have the same terms as the existing Parent Notes. In addition, new shares of Class A and Class B Common Stock of Parent were issued to the holders of Parent Notes on a pro rata basis in proportion to the respective ownership of Parent Notes. Following the Capital restructuring, George N. Gillett, Jr., and affiliates continue to own 100% of the outstanding Class A Common Stock.

     The Securities Purchase Agreements, which govern the Parent Notes, contain restrictive covenants pertaining to the management and operation of Parent and its subsidiaries, including the Company. The covenants include, among others, significant limitations on funded debt and current debt, dividends and other stock payments, redemption, retirement, purchase or acquisition of equity interests in Parent and its subsidiaries, transactions with affiliates, investments, liens, issuances of stock, asset sales, acquisitions, mergers, fundamental corporate changes, tax consolidation, modifications of certain documents and leases. The Securities Purchase Agreements further required that all of the issued and outstanding common stock of the Company be pledged to secure the Parent Notes, and provide that Parent shall cause the Company to pay cash dividends to Parent in the maximum amount permitted by law, subject to restrictions contained in the Company's debt agreements, in order to satisfy Parent's interest payment obligations under the Parent Notes.

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

     The Securities  Purchase  Agreements  provide that the holders of at least
85% of the Purchased Common Shares (as defined in the Securities Purchase Agreements) and shares issuable upon exercise of the Warrants will each be entitled to require Parent to register their shares under the Securities Act for resale to the public. The holders of Registrable Shares (as defined in the Securities Purchase Agreements) are also entitled to certain piggyback and other registration rights, subject in all cases to certain qualifications.

Stockholders Agreement

     In connection with the Securities Purchase Agreements described above, Parent, Booth Creek Partners Limited II, L.L.L.P., John Hancock, Hancock

Mezzanine Partners L.P., the CIBC Merchant Fund and Co-Investment Fund, have entered into the Stockholders Agreement dated November 27, 1996, as amended and restated on February 26, 1998, August 5, 1998 and May 28, 2000 (the "Stockholders Agreement").

     Pursuant to the Stockholders Agreement, the Board of Directors of Parent shall consist of three individuals selected by Booth Creek Partners Limited II, L.L.L.P. and two individuals designated by John Hancock. A majority of the members of the current Board of Directors were selected by Booth Creek Partners Limited II, L.L.L.P. The Board of Directors of Parent and the Company currently consists of George N. Gillett, Jr., Dean C. Kehler, Edward Levy and Daniel C. Budde. See Part III, Item 10. "Directors and Executive Officers of the Registrant - Directors." Without the consent of owners of 75% or more of Parent's equity securities (the "Required Owners"), neither Parent nor any subsidiary of Parent, including the Company, may issue any equity securities except for certain enumerated permitted issuances. With respect to issuance of equity securities of Parent requiring the approval of the Required Owners, the Required Owners also are entitled to certain preemptive rights. In addition, the Stockholders Agreement provides that neither Parent nor any of its subsidiaries, including the Company, may acquire any assets or business from any other person (other than inventory and equipment in the ordinary course of business), or sell or otherwise dispose of all or substantially all of the assets of any resort or the stock of any subsidiary, without the consent of the Required Owners.

     The Stockholders Agreement requires that, under certain circumstances, Parent grant to Booth Creek Partners Limited II, L.L.L.P. registration rights with respect to its equity securities which are in all material respects the same as those provided to the Institutional Investors (as defined) under the Securities Purchase Agreements.

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

Sales of Real Estate to Trimont Land Holdings, Inc.

Phases 4 and 4A of the Big Springs Development

     On July 28, 1999, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, consummated the sale of the property comprising Phases 4 and 4A of the Big Springs development to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, for an aggregate sales price of $10,000,000, subject to adjustment. The consideration initially paid to TLC consisted of $8,500,000 in cash and a promissory note for $1,500,000. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. The financing for TLH's purchase of the property from TLC was provided by John Hancock pursuant to certain senior secured notes, which bore interest at LIBOR plus 1.5%, payable quarterly. See Note 10 to the Company's consolidated financial statements included elsewhere in this Report for a further description of this transaction.

Unit 7 and 7A Development

     On November 17, 1999, TLC consummated the sale to TLH of certain single family development property (the "Unit 7 and 7A Development") for an aggregate sales price of $7,050,000, subject to adjustment. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note for $1,050,000. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. The financing for TLH's purchase of the property from TLC was provided by John Hancock pursuant to certain senior secured notes, which bear interest at LIBOR plus 1.5%, payable quarterly. See Note 10 to the Company's consolidated financial statements included elsewhere in this Report for a further description of this transaction.

Sale of Development Real Estate

     On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels (the "Initial Closing") contemplated by the Northstar Real Estate Agreement. At the Initial Closing, TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note (the "Convertible Secured Note"). The Convertible Secured Note requires quarterly interest payments at the rate of 10% per annum if paid in cash, or 12% if paid in kind, and is due in full in September 2005. The Convertible Secured Note is secured by TLH's membership interest in a real estate joint venture (the "East West Joint Venture") to which TLH is a party. The Convertible Secured Note is convertible at TLC's option into 15% of TLH's membership interest in the East West Joint Venture, which enables TLC to obtain, at TLC's option, a profit participation in the Development Real Estate. The Company obtained an opinion from an independent firm qualified and experienced in the subject matter of the transaction that the terms of the sale of Development Real Estate were fair and reasonable to the Company and TLC and at least as favorable as the terms which could have been obtained in a comparable transaction made on an arm's-length basis between unaffiliated parties. The sale of the remaining Development Real Estate under the Northstar Real Estate Agreement is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions. See Part I, Item 1. "Business - Real Estate Development," for further description of this transaction.

Sale of Grand Targhee

     On June 20, 2000, the Company sold all of the assets associated with the Grand Targhee resort for $11.4 million in cash to GT Acquisition I, LLC ("GT Acquisition"), an entity formed and controlled by the Chairman and Chief Executive Officer of the Company. At the closing of the transaction, GT Acquisition also assumed all liabilities relating to the Grand Targhee resort. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction.

Management Agreement with Booth Creek Management Corporation

     On May 26, 2000, the Company and Parent entered into an Amended and Restated Management Agreement (the "Management Agreement") with Booth Creek Management Corporation (formerly Booth Creek, Inc.) (the "Management Company") pursuant to which the Management Company agreed to provide Parent, Booth Creek and its subsidiaries with management advice with respect to, among other things, (i) formulation and implementation of financial, marketing and operating strategies, (ii) development of business plans and policies, (iii) corporate finance matters, including acquisitions, divestitures, debt and equity financings and capital expenditures, (iv) administrative and operating matters, including unified management of the Company's ski resorts, (v) research, marketing and promotion, and (vi) other general business matters.

     Under the terms of the Management Agreement, the Company provides customary indemnification, reimburses certain costs and owes the Management Company an annual management fee of $100,000, plus a discretionary operating bonus.

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

     In addition, to the fullest extent permitted by law, Parent and Booth Creek indemnifies the Indemnitees and holds the Indemnitees harmless against, any loss, damage, cost or expense (including, without limitation, court costs and reasonable attorneys' fees) which the Indemnitees may sustain or incur by reason of any threatened, pending or completed investigation, action, claim, demand, suit, proceeding or recovery by any person (other than the Indemnitees) allegedly arising out of the Management Company's management services rendered to the Parent, Booth Creek or any of their subsidiaries or the Indemnitees' acts, conduct or omissions in connection with the Management Company's management services rendered to the Parent, Booth Creek or any of their subsidiaries.

     Financial Advisory Services

     CIBC World Markets Corp., an affiliate of CIBC Oppenheimer Corp., has provided financial advisory services to the Company from time to time. In connection therewith, during fiscal 2000 the Company reimbursed CIBC World Markets Corp. for certain of its out-of-pocket expenses and provided customary indemnification.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) List of Documents Filed as Part of This Report:

          1. Financial Statements:

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

              *3.12 Bylaws of Waterville Valley Ski Resort, Inc.

              *3.13 Amended and Restated  Certificate of Incorporation of Mount
                    Cranmore Ski Resort, Inc.

              *3.14 Bylaws of Mount Cranmore Ski Resort, Inc.

              *3.15 Amended  and  Restated  Articles  of  Incorporation  of Ski
                    Lifts, Inc.

              *3.16 Bylaws of Ski Lifts, Inc.

             **3.17 Articles of Incorporation of LMRC Holding Corp.

             **3.18 Amended  and  Restated  Articles of  Incorporation  of Loon
                    Mountain Recreation Corporation.

             **3.19 Amended and  Restated  Bylaws of Loon  Mountain  Recreation
                    Corporation.

             **3.20 Amended  and  Restated  Articles of  Incorporation  of Loon
                    Realty Corp.

             **3.21 Amended and Restated Bylaws of Loon Realty Corp.

             **3.22 Bylaws of LMRC Holding Corp.

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

               +4.3 Supplemental  Indenture  No.  2 to  Indenture  dated  as of
                    February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski
                    Acquisition Corp., Ski Lifts, Inc., Grand Targhee Incorporated, B-V Corporation, Targhee Company and Targhee Ski Corp, as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland Bank), as Trustee.

               +4.4 Supplemental  Indenture  No.  3 to  Indenture  dated  as of
                    February 26, 1998, by and among Booth Creek Ski Holdings, Inc., as Issuer, LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp., as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland
                    Bank), as Trustee.

            ++++4.5 Supplemental  Indenture  No.  4 to  Indenture  dated  as of
                    October 8, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Booth Creek Ski Acquisition, Inc., and HSBC Bank USA (formerly Marine Midland Bank), as Trustee.

              ##4.6 Second Amended and Restated  Securities  Purchase Agreement
                    and certain related agreements dated as of May 28, 2000, among Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc., the Subsidiary Guarantors as defined therein and each of John Hancock Life Insurance Company, CIBC WG Argosy Merchant Fund 2, L.L.C., Hancock Mezzanine Partners, L.P., Co-Investment Merchant Fund, L.L.C. and Booth Creek Partners Limited II, L.L.L.P.

           ++++10.1 Amended and Restated  Credit  Agreement dated as of October
                    30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Mountain Realty Corp. and Fleet National Bank (formerly BankBoston, N.A.).

            ***10.2 Waiver  Agreement dated March 12, 1999, to Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc.,

                    Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and Fleet National Bank (formerly BankBoston, N.A.).

           ****10.3 First Amendment dated May 18, 1999, to Amended and Restated
                    Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and Fleet National Bank (formerly BankBoston, N.A.).

           ****10.4 Waiver  Agreement  dated  June 14,  1999,  to  Amended  and
                    Restated Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and Fleet National Bank (formerly BankBoston, N.A.).

             ##10.5 Second Amendment dated May 28, 2000 to Amended and Restated
                    Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and Fleet National Bank.

             ##10.6 Third  Amendment dated May 28, 2000 to Amended and Restated
                    Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and Fleet National Bank.

           ####10.7 Fourth  Amendment  dated  September 22, 2000 to Amended and
                    Restated Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and Fleet National Bank.

              *10.8 Purchase and Sale Agreement  dated as of August 30, 1996 by and between Waterville Valley Ski Area, Ltd., Cranmore, Inc., American Skiing Company and Booth Creek Ski Acquisition Corp.

              *10.9 Subordinated Promissory Note dated November 27, 1996 issued by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc. to American Skiing Company.

             *10.10 Stock Purchase and  Indemnification  Agreement  dated as of
                    November  26, 1996 among Booth  Creek Ski  Holdings,  Inc.,
                    Fibreboard Corporation, Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc.

             *10.11 Escrow  Agreement  dated  December  3,  1996  by and  among
                    Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

             *10.12 Purchase  Agreement  dated  February  11,  1997 among Booth
                    Creek Ski Holdings, Inc., Grand Targhee Incorporated, Moritz O. Bergmeyer and Carol Mann Bergmeyer.

             *10.13 Promissory  Note dated  February  11,  1997 issued by Grand
                    Targhee Incorporated to Booth Creek Ski Holdings, Inc.

             *10.14 Stock Purchase  Agreement  dated as of February 21, 1997 by and between Booth Creek Ski Holdings, Inc., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden,
                    individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund, and David R. Moffett, as representative.

             *10.15 Preferred Stock Purchase Agreement dated as of February 21,
                    1997 by and between DRE, L.L.C., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances
                    J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and David R. Moffett, as representative.

             #10.16 Asset  Purchase  Agreement  dated as of March 21, 2000,  as modified and amended, by and between Booth Creek Ski Holdings, Inc., a Delaware corporation, as Seller, and GT Acquisition I, LLC, a Delaware limited liability company, as Buyer.

           ###10.17 Agreement for Purchase and Sale of Real Property and certain related agreements dated September 22, 2000 between Trimont Land Company and Trimont Land Holdings, Inc.

            ##10.18 Amended and Restated  Management  Agreement dated as of May
                    26, 2000 by and between Booth Creek Ski Holdings, Inc. and Booth Creek Management Corporation.

             *10.19 Ski Area Term Special Use Permit No.  4002/01 issued by the
                    United States Forest Service to Waterville Valley Ski Resort, Inc.

             *10.20 Ski Area Term Special Use Permit No.  5123/01 issued by the
                    United States Forest Service to Bear Mountain, Inc.

             *10.21 Ski Area Term Special Use Permit No.  4033/01 issued by the
                    United States Forest Service to Grand Targhee Incorporated.

             *10.22 Ski Area Term Special Use Permit No.  4127/09 issued by the
                    United States Forest Service to Ski Lifts, Inc.

             *10.23 Annual Special Use Permit Nos.  4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

            ++10.24 Ski Area Term Special Use Permit No.  4031/01 issued by the
                    United States Forest Service to Loon Mountain Recreation Corporation.

            ++10.25 Amendment Number 2 for Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

            ++10.26 Amendment Number 5 for Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

         +++++10.27 Ski Area Term  Special  Use Permit No.  4186  issued by the
                    United States Forest Service to Sierra-at-Tahoe, Inc.

            **10.28 Employment  Agreement  dated  as of  July 1,  1997,  by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

           +++10.29 Stock  Option  Agreement  by and  between  Booth  Creek Ski
                    Group, Inc. and Timothy Silva.

          ++++10.30 Stock  Option  Agreement  by and  between  Booth  Creek Ski
                    Group, Inc. and Timothy H. Beck.

          ++++10.31 Stock  Option  Agreement  by and  between  Booth  Creek Ski
                    Group, Inc. and John A. Rice.

          ####10.32 Employment  Agreement by and between Booth Creek Ski Group,
                    Inc.,  Booth Creek Ski Holdings,  Inc. and  Christopher  P.
                    Ryman.

          ####10.33 Employment  Agreement by and between Booth Creek Ski Group,
                    Inc., Booth Creek Ski Holdings, Inc. and Elizabeth J. Cole.

           ####21.1 Subsidiaries of the Registrant.

--------------------------

* Filed with Registration Statement on Form S-4 (Reg. No. 333-26091) and incorporated herein by reference.

** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 30, 1998 and incorporated herein by reference.

*** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 29, 1999 and incorporated herein by reference.

**** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 1999 and incorporated herein by reference.

+ Filed with the Company's Current Report on Form 8-K dated February 26, 1998 and incorporated herein by reference.

++ Filed with Registration Statement on Form S-4 (Reg. No. 333-48619) and incorporated herein by reference.

+++ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 1, 1998 and incorporated herein by reference.

++++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 30, 1998 and incorporated herein by reference.

+++++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 29, 1999 and incorporated herein by reference.

# Filed with the Company's Current Report on Form 8-K dated March 21, 2000 and incorporated herein by reference.

## Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended July 28, 2000 and incorporated herein by reference.

### Filed with the Company's Current Report on Form 8-K dated September 22, 2000 and incorporated herein by reference.

####      Filed herewith as an Exhibit to this Form 10-K.

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated September 22, 2000, reporting under Item 2 thereof the sale of certain developmental property from Trimont Land Company to Trimont Land Holdings, Inc.

(c) Exhibits: See (a)3 above for a listing of Exhibits filed as a part of this Report.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Truckee, State of California, as of January 23, 2001.

                                   BOOTH CREEK SKI HOLDINGS, INC.
                                   (Registrant)


                                   By:  /s/ CHRISTOPHER P. RYMAN
                                      -----------------------------------------
                                        Christopher P. Ryman
                                        President and Chief
                                          Operating Officer


                                   By:    /s/ ELIZABETH J. COLE
                                      -----------------------------------------
                                          Elizabeth J. Cole
                                        Executive Vice President
                                          and Chief Financial
                                          Officer (Principal
                                          Financial Officer)


                                   By:      /s/ BRIAN J. POPE
                                      -----------------------------------------
                                              Brian J. Pope
                                       Vice President of Accounting and Finance
                                            (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of the dates indicated.


         Signature                     Title                   Date
         ---------                     -----                   ----

 /s/ GEORGE N. GILLETT, JR.     Chairman of the Board of   January 23, 2001
----------------------------    Directors and Chief
   George N. Gillett, Jr.       Executive Officer
                               (Principal Executive
                                Officer)


     /s/ DEAN C. KEHLER         Member of the Board of     January 23, 2001
----------------------------    Directors
       Dean C. Kehler


      /s/ EDWARD LEVY           Member of the Board of     January 23, 2001
----------------------------    Directors
        Edward Levy


    /s/ DANIEL C. BUDDE         Member of the Board of     January 23, 2001
----------------------------    Directors
      Daniel C. Budde


  /s/ CHRISTOPHER P. RYMAN      President and Chief        January 23, 2001
----------------------------    Operating Officer
    Christopher P. Ryman


   /s/ ELIZABETH J. COLE        Executive Vice President   January 23, 2001
----------------------------    and Chief Financial
     Elizabeth J. Cole          Officer (Principal
                                Financial Officer)


     /s/ BRIAN J. POPE          Vice President of          January 23, 2001
----------------------------    Accounting and Finance
       Brian J. Pope           (Principal Accounting
                                Officer)

                         BOOTH CREEK SKI HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K
                          INDEX OF FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----

Report of Independent Auditors.......................................   F-2
Consolidated Balance Sheets..........................................   F-3
Consolidated Statements of Operations................................   F-4
Consolidated Statements of Shareholder's
  Equity.............................................................   F-5
Consolidated Statements of Cash Flows................................   F-6
Notes to Consolidated Financial Statements...........................   F-7

                         REPORT OF INDEPENDENT AUDITORS


Booth Creek Ski Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Booth Creek Ski Holdings, Inc. as of October 27, 2000 and October 29, 1999, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended October 27, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booth Creek Ski Holdings, Inc. at October 27, 2000 and October 29, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 27, 2000 in conformity with accounting principles generally accepted in the United States.



                                                          /s/ ERNST & YOUNG LLP



Sacramento, California
December 15, 2000

                         BOOTH CREEK SKI HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                               October 27,       October 29,
                                                  2000              1999
                                             ---------------   ---------------

                 ASSETS
Current assets:

  Cash....................................      $      696        $      461
  Accounts receivable, net of allowance
   of $28 and
   $65, respectively......................           1,929             1,709
  Insurance proceeds receivable...........           4,070             1,799
  Inventories.............................           2.106             2,786
  Prepaid expenses and other current
   assets.................................           1,194             1,032
                                             ---------------   ---------------
Total current assets......................           9,995             7,787

Property and equipment, net...............         145,746           152,316
Real estate held for development and
sale......................................           6,566             8,851
Deferred financing costs, net of
  accumulated amortization
  of $4,162 and $3,078, respectively......           5,338             6,071
Timber rights and other assets............           5,937             7,246
Goodwill, net of accumulated
  amortization of $8,937 and $6,581,
  respectively............................          25,481            28,075
                                             ---------------   ---------------
Total assets..............................      $  199,063        $  210,346
                                             ===============   ===============

  LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Senior credit facility..................      $    6,352        $   23,035
  Current portion of long-term debt.......           1,356             1,468
  Accounts payable and accrued
   liabilities............................          33,915            28,593
                                             ---------------   ---------------
Total current liabilities.................          41,623            53,096

Long-term debt............................         136,790           136,483
Other long-term liabilities...............             785                50
Commitments and contingencies
Preferred stock of subsidiary; 28,000
  shares authorized,
  13,000 shares issued and outstanding
  at October 27, 2000
  (17,000 shares at October 29, 1999);
  liquidation preference
  and redemption value of $1,638 at
  October 27, 2000........................           1,638             2,133
Shareholder's equity:
  Common stock, $.01 par value; 1,000
   shares authorized,
   issued and outstanding.................              -                 -
  Additional paid-in capital..............          72,000            72,000
  Accumulated deficit.....................         (53,773)          (53,416)
                                             ---------------   ---------------
Total shareholder's equity................          18,227            18,584
                                             ---------------   ---------------
Total liabilities and
  shareholder's equity....................      $  199,063        $  210,346
                                             ===============   ===============
                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                               Year Ended
                                ----------------------------------------------
                                 October 27,     October 29,     October 30,
                                    2000            1999            1998
                                --------------  --------------  --------------

Revenue:
  Resort operations............  $  119,685      $  112,980      $   97,248
  Real estate and other........      19,670          12,744           7,608
                                --------------  --------------  --------------
Total revenue..................     139,355         125,724         104,856

Operating expenses:
  Cost of sales - resort
   operations..................      70,394          74,404          61,325
  Cost of sales - real estate
   and other...................       4,507           5,244           4,671
  Depreciation and depletion...      20,172          19,320          15,515
  Amortization of goodwill and
   other intangible
   assets......................       2,400           2,430           2,237
  Selling, general and
   administrative expense......      22,985          22,571          19,645
  Unusual items, net...........          -              487              -
                                --------------  --------------  --------------
Total operating expenses.......     120,458         124,456         103,393
                                --------------  --------------  --------------

Operating income...............      18,897           1,268           1,463

Other income (expense):
  Interest expense.............     (18,215)        (18,707)        (17,510)
  Amortization of deferred
  financing costs..............      (1,084)         (1,093)         (1,203)
  Gain on sale of Grand
  Targhee resort...............         369              -               -
  Other income (expense).......        (145)            (43)            (20)
                                --------------  --------------  --------------
  Other income (expense), net..     (19,075)        (19,843)        (18,733)
                                --------------  --------------  --------------

Loss before minority interest .        (178)        (18,575)        (17,270)

Minority interest..............        (179)           (218)           (260)
                                --------------  --------------  --------------
Net loss.......................  $     (357)     $  (18,793)     $  (17,530)
                                ==============  ==============  ==============
                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                         (In thousands, except shares)





                              Common Stock     Additional
                           ------------------    Paid-in    Accumulated
                            Shares     Amount    Capital      Deficit         Total
                           --------   -------  -----------  ------------   -----------

Balance at October 31,
  1997 .................      1,000   $     -   $   46,500   $   (17,093)  $  29,407
Capital contributions ..          -         -       25,500             -      25,500
Net loss ...............          -         -            -       (17,530)    (17,530)
                           --------   -------   ----------   -----------    ----------
Balance at October 30,
1998 ...................      1,000         -       72,000       (34,623)     37,377
Net loss ...............          -         -            -       (18,793)    (18,793)
                           --------   -------   ----------   -----------    ----------
Balance at October 29,
1999 ...................      1,000   $     -   $   72,000   $   (53,416)   $ 18,584
Net loss ...............          -         -            -          (357)       (357)
                           --------   -------   ----------   -----------    ---------
Balance at October 27,
2000 ...................      1,000   $     -   $   72,000   $   (53,773)   $ 18,227
                           ========   =======   ==========   ===========    ==========

                                 See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended
                                  ----------------------------------------------
                                   October 27,     October 29,     October 30,
                                      2000            1999            1998
                                  --------------  --------------  --------------
Cash flows from operating
activities:
Net loss.......................... $        (357)  $     (18,793)  $   (17,530)

Adjustments to reconcile net loss
  to net cash
  provided by operating
  activities:
   Depreciation and depletion.....        20,172          19,320        15,515
   Amortization of goodwill and
    other
    intangible assets.............         2,400           2,430         2,237
   Noncash cost of real estate
    sales.........................         2,460           4,743         3,721
   Amortization of deferred
    financing costs...............         1,084           1,093         1,203
   Minority interest..............           179             218           260
   Gain on sale of Grand Targhee
    resort........................          (369)              -             -
   Changes in operating assets
    and liabilities,
    net of acquisitions and
    divestiture:
      Accounts receivable.........          (366)           (136)          279
      Insurance proceeds
       receivable.................        (2,271)         (1,799)            -
      Inventories.................           394           1,584          (785)
      Prepaid expenses and other
       current assets.............          (264)            345           103
      Accounts payable and
       accrued liabilities........         5,940           6,483         2,707
      Other long-term liabilities.           735             (95)         (151)
                                  --------------  --------------  ------------
Net cash provided by operating
activities........................        29,737          15,393         7,559

Cash flows from investing
  activities:
Capital expenditures for property
and equipment.....................       (21,909)        (14,342)      (15,500)

Capital expenditures for real
  estate held for
  development and sale............          (175)         (3,439)       (1,717)
Acquisition of businesses.........             -            (726)      (30,211)
Proceeds on sale of Grand Targhee
  resort..........................        11,422               -             -
Proceeds on sale of property and
  equipment.......................         1,060               -             -
Other assets......................           478               3          (290)
                                  --------------  --------------  ------------
Net cash used in investing
activities........................        (9,124)        (18,504)      (47,718)
Cash flows from financing
activities:
Net (repayments) borrowings under
    senior credit facility........       (16,683)          5,892         2,143
Proceeds of long-term debt........             -               -        17,500
Principal payments of long-term
  debt............................        (2,670)         (1,711)       (2,218)
Deferred financing costs..........          (351)           (515)       (1,623)
Purchase of preferred stock of
  subsidiary and
  payment of dividends............          (674)           (719)         (980)
Capital contributions.............             -               -        25,500
                                  --------------  --------------  ------------
Net cash (used in) provided by
  financing activities............       (20,378)          2,947        40,322
                                  --------------  --------------  ------------
Increase (decrease) in cash.......           235            (164)          163
Cash at beginning of year.........           461             625           462
                                  --------------  --------------  ------------
Cash at end of year............... $         696   $         461   $       625
                                  ==============  ==============  ============
                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 27, 2000


1. Organization,   Basis   of   Presentation   and   Summary   of
   Significant Accounting Policies

     Booth Creek Ski Holdings, Inc. ("Booth Creek") was organized on October 8, 1996 in the State of Delaware for the purpose of acquiring and operating various ski resorts, including Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe ("Sierra"), Bear Mountain, Waterville Valley, Mt. Cranmore, Loon Mountain and the Summit at Snoqualmie (the "Summit"). Booth Creek divested the Grand Targhee ski resort ("Grand Targhee") on June 20, 2000. Booth Creek also conducts certain real estate development activities, primarily at Northstar.

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

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

Reporting Periods

     The Company's reporting periods end on the Friday closest to the end of each month. Fiscal 2000, 1999 and 1998 were all 52 week years.

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

     Operations are highly seasonal at all locations with the majority of revenues realized during the ski season from late November through early April. The length of the ski season and the profitability of operations are significantly impacted by weather conditions. Although Northstar, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore have snowmaking capacity to mitigate some of the effects of adverse weather conditions, abnormally warm weather or lack of adequate snowfall can materially affect revenues. Sierra and the Summit lack significant snowmaking capability but generally experience higher annual snowfall.

     Other operational risks and uncertainties that face the Company include competitive pressures affecting the number of skier visits and ticket prices; the success of marketing efforts to maintain and increase skier visits; the possibility of equipment failure; and continued access to water supplies for snowmaking.

Cash

     Included in cash at October 27, 2000 and October 29, 1999 is restricted cash of $612,000 and $334,000, respectively, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

                        BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                                October 27,       October 29,
                                                   2000              1999
                                              ---------------   ---------------
                                                       (In thousands)


     Retail products........................   $     1,263       $    1,888
     Supplies...............................           566              647
     Food and beverage......................           277              251
                                              ---------------   ---------------
                                               $     2,106       $    2,786
                                              ===============   ===============


Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided on the straight-line method based upon the estimated service lives, which are as follows:

     Land improvements.................................       20 years
     Buildings and improvements........................       20 years
     Lift equipment....................................       15 years
     Other machinery and equipment.....................  3 to 15 years

     Amortization of assets recorded under capital leases is included in depreciation expense.

Real Estate Activities

     The Company capitalizes as real estate held for development and sale the original acquisition cost, direct construction and development costs, and other related costs. Property taxes, insurance and interest incurred on costs related to real estate under development are capitalized during periods in which activities necessary to prepare the property for its intended use are in progress. Land costs and other common costs incurred prior to construction are allocated to each land parcel benefited. Construction-related costs are allocated to individual units in each development phase using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects for the years ended October 27, 2000, October 29, 1999 and October 30, 1998 was $28,000, $169,000 and $162,000, respectively.

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

Long-Lived Assets (Continued)

identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of October 27, 2000, management believes that there has not been any impairment of the Company's long-lived assets or goodwill.

Fair Value of Financial Instruments

     The fair value of amounts outstanding under the Company's Senior Credit Facility approximates book value, as the interest rate on such debt generally varies with changes in market interest rates. The fair value of the Company's Senior Notes was approximately $93 million and $98 million at October 27, 2000 and October 29, 1999, respectively, which is based on the market price of such debt.

Revenue Recognition

     Revenues from resort operations are generated from a wide variety of sources, including lift ticket sales, snow school lessons, equipment rentals, retail product sales, food and beverage operations, lodging and property management services and other recreational activities, and are recognized as services are provided and products are sold. Sales of season passes are initially deferred in unearned income and recognized ratably over the ski season.

Amortization

     The excess of the purchase price over the fair values of the net assets acquired (goodwill) is being amortized using the straight-line method over a period of 15 years.

     Deferred financing costs are being amortized over the lives of the related obligations.

Advertising Costs

     The production cost of advertisements is expensed when the advertisement is initially released. The cost of professional services for advertisements, sales campaigns and promotions is expensed when the services are rendered. The cost of brochures and other winter marketing collateral is expensed over the ski season. Advertising expenses for the years ended October 27, 2000, October 29, 1999 and October 30, 1998 were $3,611,000, $3,525,000 and $3,193,000, respectively.

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

Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") requires that comprehensive income and its components, as defined in the pronouncement, be reported within the consolidated financial statements of the Company. As of and for the years ended October 27, 2000, October 29, 1999 and October 30, 1998, the Company does not have any transactions that would necessitate disclosure of comprehensive income.

                        BOOTH CREEK SKI HOLDINGS, INC.

1.Organization,  Basis of  Presentation  and Summary of Significant  Accounting
     Policies - (Continued)

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Insurance Proceeds Receivable

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. The policies had a deductible for the initial decline from targeted paid skier visit levels, coinsurance for a portion of the next 10% decline in paid skier visits, and stated maximum coverage levels. The policies provided coverage for substantially all risks relating to paid skier visit levels, including adverse weather conditions, road and airport closures, downturns in the economy, strikes and most other events that reduce the targeted number of paid skier visits. For the year ended October 27, 2000, the Company recognized resort operating revenues of $6,600,000 for estimated claims proceeds attributable to the decline from targeted paid skier visits for the 1999/2000 season. The Company has filed claims under the Lake Tahoe, New Hampshire and Bear Mountain policies, and has received total payments to date of $6,456,000. The Company is currently pursuing collection of the remaining funds due from the underwriters. For the 2000/01 ski season, the Company has arranged for paid skier visit insurance policies covering its Bear Mountain, Waterville Valley, Summit and Loon
Mountain resorts, although such policies are less favorable than the policies in place for the 1999/00 ski season.

3. Unusual Items

     During the fourth quarter of fiscal 1999, the Company recorded the following unusual items:

                                                             (In  thousands)

   Unusual Gains and (Losses):
    Gain on involuntary conversion of restaurant
     facility.........................................             $ 1,300
    Impairment charges for technology projects that
     will not be pursued..............................                (524)
    Severance.........................................                (340)
    Write-off of business pursuit costs...............                (482)
    Environmental reserves............................                (216)
    Inventory obsolescence upon conversion of retail
     operations at Waterville Valley
      to a concessionaire arrangement.................                (225)
                                                             ----------------
    Unusual items, net................................             $  (487)
                                                             ================

     On February 26, 1999, the Company experienced an electrical fire which destroyed the restaurant facility located at the peak of Northstar's ski terrain. Upon the consummation of negotiations with its insurer in the fourth quarter of fiscal 1999, the Company recorded a gain of $1,300,000 for the difference between the net book value of the facility and contents and the amount of insurance proceeds received. The Company's insurance policies also provide coverage for earnings lost as a result of the fire, as well as reimbursement of costs incurred in mitigating the operating impacts of the fire. Operating income for the year ended October 29, 1999 included business interruption proceeds of $206,000.

                        BOOTH CREEK SKI HOLDINGS, INC.

4. Property and Equipment

     Property and equipment consist of the following:

                                                October 27,       October 29,
                                                   2000              1999
                                              ---------------   ---------------
                                                        (In thousands)

     Land and improvements..................    $   37,901        $   37,846
     Buildings and improvements.............        47,727            51,932
     Lift equipment.........................        45,900            44,023
     Other machinery and equipment..........        57,526            52,036
     Construction in progress...............        14,062             8,529
                                              ---------------   ---------------
     Less accumulated depreciation and             203,116           194,366
       amortization.........................        57,370            42,050
                                              ---------------   ---------------
                                                $  145,746        $  152,316
                                              ===============   ===============


5. Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                October 27,       October 29,
                                                   2000              1999
                                              ---------------   ---------------
                                                        (In thousands)

     Accounts payable.......................    $    7,958        $   10,072
     Accrued compensation and benefits......         4,002             3,279
     Taxes other than income taxes..........         1,157             1,099
     Unearned revenue and deposits..........        15,582             9,887
     Interest...............................         2,234             2,492
     Other..................................         2,982             1,764
                                              ---------------   ---------------
                                                $   33,915        $   28,593
                                              ===============   ===============

6. Financing Arrangements

Senior Credit Facility

     The following is a summary of certain provisions of the Amended and Restated Credit Agreement (the "Senior Credit Facility") as currently amended, among Booth Creek, its subsidiaries, the financial institutions party thereto and Fleet National Bank, as administrative agent ("Agent").

          General - The Senior Credit Facility provides for borrowing availability of up to $25 million. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8.0 million, in addition to certain amounts maintained by the Company in certain depository accounts with the Agent, for a period of 60 consecutive days each year commencing sometime between February 1 and February 28. Borrowings under the Senior Credit Facility are collectively referred to herein as "Loans." Total borrowings outstanding under the Senior Credit Facility at October 27, 2000 were $6,352,000.

                        BOOTH CREEK SKI HOLDINGS, INC.

6. Financing Arrangements (Continued)

Senior Credit Facility (Continued)

          Interest - For purposes of calculating interest, Loans can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) a margin of between 0% and .5%, depending on the level of consolidated EBITDA of the Company and its subsidiaries (as determined pursuant to the Senior Credit Facility), plus (b) the higher of (i) the Agent's base rate or
     (ii) the federal funds rate plus .5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of between 2% and 3%, depending on the level of consolidated EBITDA. The Senior Credit Facility also requires a commitment fee of .375% based on the unused borrowing base. As of October 27, 2000, the borrowings outstanding under the Senior Credit Facility bore interest at 9.5%, pursuant to the Base Rate Loan option.

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

          Covenants - The Senior Credit Facility contains financial covenants relating to the maintenance of ratios of (a) financing debt to consolidated cash flow, and (b) adjusted consolidated cash flow to consolidated fixed charges. The Senior Credit Facility also contains restrictive covenants pertaining to the management and operation of Booth Creek and its subsidiaries. The covenants include, among others, significant limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, capital expenditures, asset sales, leases, investments, loans and advances, liens, dividends and other stock payments, transactions with affiliates, optional payments and modification of debt instruments and issuances of stock.

Long-Term Debt

     Long-term debt consists of the following instruments, which are described below:

                                                October 27,       October 29,
                                                   2000              1999
                                              ---------------   ---------------
                                                        (In thousands)

     Senior Notes...........................    $  133,500        $  133,500
     Other debt.............................         4,646             4,451
                                              ---------------   ---------------
                                                   138,146           137,951
     Less current portion...................         1,356             1,468
                                              ---------------   ---------------
                                                $  136,790        $  136,483
                                              ===============   ===============

                        BOOTH CREEK SKI HOLDINGS, INC.

6. Financing Arrangements - (Continued)

Long-Term Debt (Continued)

     Senior Notes

     As of October 27, 2000, the Company had outstanding $133.5 million aggregate principal amount of its senior debt securities (the "Senior Notes"). The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date.

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

     The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and the Guarantors, including indebtedness under the Senior Credit Facility. In addition, the Senior Notes are structurally subordinated to any indebtedness of the Company's subsidiaries that are not Guarantors. The indenture for the Senior Notes (the "Indenture") contains covenants for the benefit of the holders of the Senior Notes that, among other things, restrict the ability of the Company and any Restricted Subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends and make other distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create other liens; (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions, (ix) create dividend or other payment restrictions affecting Restricted Subsidiaries; (x) merge or consolidate the Company or any Guarantors; and (xi) sell assets.

     The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. Booth Creek is a holding company and has no significant operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the assets, equity, revenues, income and cash flow of DRE, L.L.C., Booth Creek's only non-guarantor subsidiary, are inconsequential and the membership interest in DRE, L.L.C. is entirely owned by Booth Creek. There are no significant restrictions on the ability of the Guarantors to pay dividends or otherwise transfer funds to Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or its non-guarantor subsidiary because management has determined that such information is not material to investors.

     In December 2000, the Company repurchased $4,000,000 in principal amount of Senior Notes for $2,880,000. After giving effect to the write-off of related deferred financing costs, the Company expects to recognize an extraordinary gain of approximately $1,000,000 for the early retirement of debt.

     Other Debt

     Other debt of $4,646,000 and $4,451,000 at October 27, 2000 and October 29, 1999, respectively, consists of various capital lease obligations, notes payable, improvement bond obligations and amounts owed under the American Skiing Company ("ASC") Seller Note for a portion of the purchase price for the acquisitions of Waterville Valley and Mt. Cranmore. The ASC Seller Note requires annual principal payments at an initial level of $100,000 per year and increasing to $350,000 by January 31, 2003, with the remaining principal balance of $1,150,000 due on June 30, 2004. The ASC Seller Note bears interest at 12% per annum payable semi-annually on each June 30 and December 31.

                        BOOTH CREEK SKI HOLDINGS, INC.

6. Financing Arrangements - (Continued)

Long-Term Debt (Continued)

     For the years ended October 27, 2000, October 29, 1999 and October 30, 1998, the Company entered into long-term debt and capital lease obligations of $2,874,000, $525,000 and $2,500,000, respectively, for the purchase of equipment.

     During the years ended October 27, 2000, October 29, 1999 and October 30, 1998, the Company paid cash for interest costs of $18,473,000, $18,564,000 and $17,176,000, respectively, net of amounts capitalized of $149,000, $332,000 and $162,000, respectively.

7. Commitments and Contingencies

Lease Commitments

     The Company leases certain machinery, equipment and facilities under operating leases. Aggregate future minimum lease payments as of October 27, 2000 are as follows:

     Year
    Ending
    October                                         (In thousands)
   --------

     2001.........................................   $      1,269
     2002.........................................            774
     2003.........................................            426
     2004.........................................            211
     2005.........................................            104
     Thereafter...................................          2,411
                                                     ---------------
                                                     $      5,195
                                                     ===============

     Total rent expense for all operating leases amounted to $3,279,000, $3,714,000 and $2,675,000 for the years ended October 27, 2000, October 29, 1999 and October 30, 1998, respectively.

     The Company leases certain machinery and equipment under capital leases. Aggregate future minimum lease payments as of October 27, 2000 for the years ending October 2001 and October 2002 were $1,077,000 and $839,000, respectively. The cost and accumulated amortization of equipment recorded under capital leases at October 27, 2000 were $3,566,000 and $1,433,000, respectively.

     In addition, the Company leases property from the U.S. Forest Service under Term Special Use Permits for all or certain portions of the operations of Sierra, Bear Mountain, Waterville Valley, Loon Mountain and the Summit. These leases are effective through 2039, 2020, 2034, 2006 and 2032, respectively. Lease payments are based on a percentage of revenues, and were $1,166,000, $1,189,000 and $1,014,000 for the years ended October 27, 2000, October 29, 1999 and October 30, 1998, respectively.

Other Commitments

     Commitments  for  future  capital   expenditures   totaled   approximately
$3,300,000 at October 27, 2000.

                        BOOTH CREEK SKI HOLDINGS, INC.

7. Commitments and Contingencies (Continued)

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

Pledge of Stock

     The  stock  of  the  Company  is  pledged  to  secure  $75.6   million  of
indebtedness of Parent.

8. Income Taxes

     The difference between the statutory federal income tax rate and the effective tax rate is attributable to the following:

                                                      Year Ended
                                         -------------------------------------
                                         October 27,  October 29,  October 30,
                                            2000         1999         1998
                                         -----------  -----------  -----------
                                                    (In thousands)
     Tax benefit computed at
       federal statutory
       rate of 35% of pre-tax loss....   $    62      $ 6,501      $ 6,045
     Net change in valuation
       allowance......................       (55)      (6,235)      (6,073)
     Other, net.......................        (7)        (266)          28
                                         -----------  -----------  -----------
                                         $    -       $    -       $    -
                                         ===========  ===========  ===========

     Significant   components  of  the   Company's   deferred  tax  assets  and
liabilities are as follows:

                                               October 27,       October 29,
                                                   2000              1999
                                              ---------------   ---------------
                                                        (In thousands)


     Deferred tax assets:
       Accruals and reserves................    $   1,220         $   1,558
       Alternative minimum tax credit
        carryforwards.......................          546               549
       Net operating loss carryforwards.....       27,187            26,310
                                              ---------------   ---------------
         Total deferred tax assets..........       28,953            28,417
     Deferred tax liabilities:
       Property and equipment...............      (15,610)          (15,129)
                                              ---------------   ---------------
         Total deferred tax liabilities.....      (15,610)          (15,129)
                                              ---------------   ---------------
     Net deferred tax assets................       13,343            13,288
     Valuation allowance....................      (13,343)          (13,288)
     Net deferred tax assets reflected        ---------------   ---------------
       in the accompanying consolidated
       balance sheets.......................    $      -          $      -
                                              ===============   ===============

                        BOOTH CREEK SKI HOLDINGS, INC.

8. Income Taxes (Continued)

     In connection with the purchase accounting for the Loon Mountain acquisition in fiscal 1998, approximately $13 million of the Company's existing net operating losses were used to offset net taxable temporary differences relating principally to Loon Mountain's long-term assets. Accordingly, the Company's valuation allowance for net deferred tax assets was reduced by $4,639,000. After consideration for the Loon Mountain acquisition, the net increase in the Company's valuation allowance for the year ended October 30, 1998 was $826,000, which included the effect of adjustments to the prior year's estimated net operating loss.

     At October 27, 2000, the Company has net operating loss carryforwards of approximately $74.5 million for federal income tax reporting purposes, which expire between 2012 and 2020.

9. Preferred Stock of Subsidiary

     In connection with the consummation of the Summit acquisition in fiscal 1997, Ski Lifts, Inc. transferred certain owned real estate held for development purposes and related buildings into a Delaware limited liability company, DRE, L.L.C. (the "Real Estate LLC"), of which Ski Lifts, Inc. is a member and 99% equity interest holder and Booth Creek is the other member and 1% equity interest holder. In addition, Ski Lifts, Inc. granted the Real Estate LLC an option (the "Real Estate Option") to purchase acreage of developmental real estate for nominal consideration. Ski Lifts, Inc. also issued 28,000 shares of non-voting preferred stock (the "Ski Lifts Preferred Stock") to its prior owners having an aggregate liquidation preference equal to $3.5 million, the aggregate estimated fair market value of the real estate transferred to the Real Estate LLC and the real estate subject to the Real Estate Option.
Concurrently with these transactions, the Real Estate LLC entered into an agreement to purchase (the "Preferred Stock Purchase Agreement") the Ski Lifts Preferred Stock, on a quarterly basis over the five years following the date of the Summit acquisition, at a purchase price equal to the liquidation preference thereof plus accrued dividends to the date of purchase. Through October 27, 2000, the Company has paid $1,875,000, excluding dividends, under the Preferred Stock Purchase Agreement. Real Estate LLC's purchase requirements for the years ending October 2001 and 2002 under the Preferred Stock Purchase Agreement, excluding dividends, are $500,000 and $1,125,000, respectively. The Real Estate LLC's obligations under the Preferred Stock Purchase Agreement are secured by a first priority lien on the developmental real estate held by the Real Estate LLC and substantially all of its other assets. The Ski Lifts Preferred Stock provides for a 9% cumulative dividend and is redeemable at the option of Ski Lifts, Inc. without premium. In addition, pursuant to the terms of the Ski Lifts Preferred Stock, the holders thereof have no redemption rights.

10.Northstar Real Estate Sales

Phases 4 and 4A of the Big Springs Development

     On July 28, 1999, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, consummated the sale of the property comprising Phases 4 and 4A of the Big Springs development to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, for an aggregate sales price of $10,000,000, subject to adjustment as described below. The consideration initially paid to TLC consisted of $8,500,000 in cash and a promissory note (the "TLH Note") for $1,500,000, subject to adjustment. Under the terms of the TLH Note, TLC obtained the right to receive the greater of (a) $1,500,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds of the resale of the lots within Phases 4 and 4A. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. "Net Cash Proceeds" is defined as gross proceeds received by TLH from the subsequent resale of the lots, after deduction for (1) the proceeds applied to repay any indebtedness incurred by TLH in connection with its financing of the purchase of the lots, (2) any fees or other costs incurred by TLH in connection with its financing of the purchase or sales of the lots, and
(3) any corporate overhead costs incurred by TLH attributable to the purchase, maintenance, marketing or sale of the lots. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the development in accordance with the approved site development plan. The Company recognized revenue and related cost of sales for these real estate transactions

                        BOOTH CREEK SKI HOLDINGS, INC.

10.Northstar Real Estate Sales (Continued)

Phases 4 and 4A of the Big Springs Development (Continued)

upon the substantial completion of construction and the close of escrow for the sales between TLH and third party buyers. Through October 29, 1999, TLH had closed escrow on 43 of the available 47 lots within Phases 4 and 4A, and TLC had substantially completed the construction of the development. The remaining four lots closed escrow during the year ended October 27, 2000. In accordance with the terms of the transaction between TLH and TLC, the Company received proceeds and recorded real estate sales of $1,055,000 and $12,004,000 during the years ended October 27, 2000 and October 29, 1999, respectively.

Unit 7 and 7A Development

On November 17, 1999, TLC consummated the sale to TLH of certain single family development property (the "Unit 7 and 7A Development") for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "Second TLH Note") for $1,050,000, subject to adjustment. Under the terms of the Second TLH Note, TLC will receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) of the resale of TLH's lots within the Unit 7 and 7A Development. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. The Second TLH Note is prepayable at any time, and is due on the earlier to occur of January 30, 2002 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the development in accordance with the tentative site development plan. The Company will recognize revenue and related costs of sales for this real estate transaction upon substantial completion of construction and the close of escrow for lot sales between TLH and third party buyers, and has reflected the cash received as a deposit.

Development Real Estate

     On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels (the "Initial Closing") contemplated by the Northstar Real Estate Agreement. At the Initial Closing, TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which
$17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note (the "Convertible Secured Note"). In accordance with generally accepted accounting principles for real estate transactions, the Company has recorded revenues for the sale to the extent of cash received by TLC. The Company will recognize revenues and profits on the portion of the sales price represented by the Convertible Secured Note as collections are made, and accordingly, has reflected $3,150,000 of deferred revenue as an offset to the Convertible Secured Note in the accompanying consolidated balance sheet as of October 27, 2000. The Convertible Secured Note requires quarterly interest payments at the rate of 10% per annum if paid in cash, or 12% if paid in kind, and is due in full in September 2005. The Convertible Secured Note is secured by TLH's membership interest in a real estate joint venture (the "East West Joint Venture") to which TLH is a party. The Convertible Secured Note is convertible at TLC's option into 15% of TLH's membership interest in the East West Joint Venture, which enables TLC to obtain, at TLC's option, a profit participation in the Development Real Estate. The Company obtained an opinion from an independent firm qualified and experienced in the subject matter of the transaction that the terms of the sale of Development Real Estate were fair and reasonable to the Company and TLC and at least as favorable as the terms which could have been obtained in a comparable transaction made on an arm's-length basis between unaffiliated parties. The sale of the remaining Development Real Estate under the Northstar Real Estate Agreement is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions.

                        BOOTH CREEK SKI HOLDINGS, INC.

11.Sale of Grand Targhee

     On June 20, 2000, the Company sold all of the assets associated with the Grand Targhee resort for $11.4 million in cash to GT Acquisition I, LLC ("GT Acquisition"), an entity formed and controlled by the Chairman and Chief Executive Officer of the Company. At the closing of the transaction, GT Acquisition also assumed all liabilities relating to the Grand Targhee resort. The sale of the Grand Targhee resort resulted in a gain of $369,000 during the year ended October 27, 2000. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction.

12. Management Agreement

     On May 26, 2000, the Company and Parent entered into an Amended and Restated Management Agreement (the "Management Agreement") with Booth Creek Management Corporation (formerly Booth Creek, Inc.) (the "Management Company") pursuant to which the Management Company agreed to provide Parent, Booth Creek and its subsidiaries with management advice with respect to, among other things, (i) formulation and implementation of financial, marketing and operating strategies, (ii) development of business plans and policies, (iii) corporate finance matters, including acquisitions, divestitures, debt and equity financings and capital expenditures, (iv) administrative and operating matters, including unified management of the Company's ski resorts, (v) research, marketing and promotion, and (vi) other general business matters.

     Under the terms of the amended Management Agreement, the Company provides customary indemnification, reimburses certain costs and owes the Management Company an annual management fee of $100,000, plus a discretionary operating bonus. Management fees and reimbursable expenses during the years ended October 27, 2000, October 29, 1999 and October 30, 1998 were $246,000, $370,000 and
$646,000, respectively.

13. Employee Benefit Plan

     The Company maintains a defined contribution retirement plan (the "Plan"), qualified under Section 401(k) of the Internal Revenue Code, for certain eligible employees. Pursuant to the Plan, eligible employees may contribute a portion of their compensation, subject to a maximum amount per year as specified by law. The Company provides a matching contribution based on specified percentages of amounts contributed by participants. The Company's contribution expense for the years ended October 27, 2000, October 29, 1999 and October 30, 1998 were $615,000, $538,000 and $490,000, respectively.

                        BOOTH CREEK SKI HOLDINGS, INC.

14.Business Segments

     The Company currently operates in two business segments, Resort Operations and Real Estate and Other. The Company's resort operations segment is currently comprised of seven ski resorts, which provide lift access, snow school lessons, retail, equipment rental, food and beverage offerings, lodging and property management services and ancillary products and services. The real estate and other segment is primarily engaged in the development and sale of real estate at Northstar and the harvesting of timber rights. Given the distinctive nature of their respective products, these segments are managed separately. Data by segment is as follows:

                                         October 27,  October 29,  October 30,
                                            2000         1999         1998
                                         -----------  -----------  -----------
                                                     (In thousands)
     Revenue:

       Resort operations...............  $   119,685  $   112,980  $    97,248
       Real estate and other...........       19,670       12,744        7,608
                                         -----------  -----------  -----------
                                         $   139,355  $   125,724  $   104,856
                                         ===========  ===========  ===========

     Operating income (loss):
       Resort operations...............  $     4,070  $    (5,954) $    (1,201)
       Real estate and other...........       14,827        7,222        2,664
                                         -----------  -----------  -----------
                                         $    18,897  $     1,268  $     1,463
                                         ===========  ===========  ===========


     Depreciation, depletion,
     amortization  and noncash  cost
     of real estate sales:
       Resort operations...............  $    22,326  $    21,472  $    17,479
       Real estate and other...........        2,706        5,021        3,994
                                         -----------  -----------  -----------
                                         $    25,032  $    26,493  $    21,473
                                         ===========  ===========  ===========

     Capital expenditures:
       Resort operations...............  $    21,909  $    14,342  $    15,042
       Real estate and other...........          175        3,439        1,717`
                                         -----------  -----------  -----------
                                         $    22,084  $    17,781  $    16,759
                                         ===========  ===========  ===========
     Segment assets:
       Resort operations...............  $   180,984  $   188,870
       Real estate and other...........       10,819       13,363
       Corporate and other
        nonidentifiable assets.........        7,260        8,113
                                         -----------  -----------
                                         $   199,063      210,346
                                         ===========  ===========

                                 Exhibit Index



     EXHIBIT
     NUMBER                       DESCRIPTION
     ------                       -----------

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

              *3.12 Bylaws of Waterville Valley Ski Resort, Inc.

              *3.13 Amended and Restated  Certificate of Incorporation of Mount
                    Cranmore Ski Resort, Inc.

              *3.14 Bylaws of Mount Cranmore Ski Resort, Inc.

              *3.15 Amended  and  Restated  Articles  of  Incorporation  of Ski
                    Lifts, Inc.

              *3.16 Bylaws of Ski Lifts, Inc.

             **3.17 Articles of Incorporation of LMRC Holding Corp.

             **3.18 Amended  and  Restated  Articles of  Incorporation  of Loon
                    Mountain Recreation Corporation.

             **3.19 Amended and  Restated  Bylaws of Loon  Mountain  Recreation
                    Corporation.

             **3.20 Amended  and  Restated  Articles of  Incorporation  of Loon
                    Realty Corp.

             **3.21 Amended and Restated Bylaws of Loon Realty Corp.

             **3.22 Bylaws of LMRC Holding Corp.

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

               +4.3 Supplemental  Indenture  No.  2 to  Indenture  dated  as of
                    February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski
                    Acquisition Corp., Ski Lifts, Inc., Grand Targhee Incorporated, B-V Corporation, Targhee Company and Targhee Ski Corp, as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland Bank), as Trustee.

               +4.4 Supplemental  Indenture  No.  3 to  Indenture  dated  as of
                    February 26, 1998, by and among Booth Creek Ski Holdings, Inc., as Issuer, LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp., as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland
                    Bank), as Trustee.

            ++++4.5 Supplemental  Indenture  No.  4 to  Indenture  dated  as of
                    October 8, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Booth Creek Ski Acquisition, Inc., and HSBC Bank USA (formerly Marine Midland Bank), as Trustee.

              ##4.6 Second Amended and Restated  Securities  Purchase Agreement
                    and certain related agreements dated as of May 28, 2000, among Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc., the Subsidiary Guarantors as defined therein and each of John Hancock Life Insurance Company, CIBC WG Argosy Merchant Fund 2, L.L.C., Hancock Mezzanine Partners, L.P., Co-Investment Merchant Fund, L.L.C. and Booth Creek Partners Limited II, L.L.L.P.

           ++++10.1 Amended and Restated  Credit  Agreement dated as of October
                    30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Mountain Realty Corp. and Fleet National Bank (formerly BankBoston, N.A.).

            ***10.2 Waiver  Agreement dated March 12, 1999, to Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc.,

                    Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and Fleet National Bank (formerly BankBoston, N.A.).

           ****10.3 First Amendment dated May 18, 1999, to Amended and Restated
                    Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and Fleet National Bank (formerly BankBoston, N.A.).

           ****10.4 Waiver  Agreement  dated  June 14,  1999,  to  Amended  and
                    Restated Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and Fleet National Bank (formerly BankBoston, N.A.).

             ##10.5 Second Amendment dated May 28, 2000 to Amended and Restated
                    Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and Fleet National Bank.

             ##10.6 Third  Amendment dated May 28, 2000 to Amended and Restated
                    Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and Fleet National Bank.

           ####10.7 Fourth  Amendment  dated  September 22, 2000 to Amended and
                    Restated Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Realty Corp. and Fleet National Bank.

              *10.8 Purchase and Sale Agreement  dated as of August 30, 1996 by and between Waterville Valley Ski Area, Ltd., Cranmore, Inc., American Skiing Company and Booth Creek Ski Acquisition Corp.

              *10.9 Subordinated Promissory Note dated November 27, 1996 issued by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc. to American Skiing Company.

             *10.10 Stock Purchase and  Indemnification  Agreement  dated as of
                    November  26, 1996 among Booth  Creek Ski  Holdings,  Inc.,
                    Fibreboard Corporation, Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc.

             *10.11 Escrow  Agreement  dated  December  3,  1996  by and  among
                    Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

             *10.12 Purchase  Agreement  dated  February  11,  1997 among Booth
                    Creek Ski Holdings, Inc., Grand Targhee Incorporated, Moritz O. Bergmeyer and Carol Mann Bergmeyer.

             *10.13 Promissory  Note dated  February  11,  1997 issued by Grand
                    Targhee Incorporated to Booth Creek Ski Holdings, Inc.

             *10.14 Stock Purchase  Agreement  dated as of February 21, 1997 by and between Booth Creek Ski Holdings, Inc., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden,
                    individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund, and David R. Moffett, as representative.

             *10.15 Preferred Stock Purchase Agreement dated as of February 21,
                    1997 by and between DRE, L.L.C., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances
                    J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and David R. Moffett, as representative.

             #10.16 Asset  Purchase  Agreement  dated as of March 21, 2000,  as modified and amended, by and between Booth Creek Ski Holdings, Inc., a Delaware corporation, as Seller, and GT Acquisition I, LLC, a Delaware limited liability company, as Buyer.

           ###10.17 Agreement for Purchase and Sale of Real Property and certain related agreements dated September 22, 2000 between Trimont Land Company and Trimont Land Holdings, Inc.

            ##10.18 Amended and Restated  Management  Agreement dated as of May
                    26, 2000 by and between Booth Creek Ski Holdings, Inc. and Booth Creek Management Corporation.

             *10.19 Ski Area Term Special Use Permit No.  4002/01 issued by the
                    United States Forest Service to Waterville Valley Ski Resort, Inc.

             *10.20 Ski Area Term Special Use Permit No.  5123/01 issued by the
                    United States Forest Service to Bear Mountain, Inc.

             *10.21 Ski Area Term Special Use Permit No.  4033/01 issued by the
                    United States Forest Service to Grand Targhee Incorporated.

             *10.22 Ski Area Term Special Use Permit No.  4127/09 issued by the
                    United States Forest Service to Ski Lifts, Inc.

             *10.23 Annual Special Use Permit Nos.  4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

            ++10.24 Ski Area Term Special Use Permit No.  4031/01 issued by the
                    United States Forest Service to Loon Mountain Recreation Corporation.

            ++10.25 Amendment Number 2 for Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

            ++10.26 Amendment Number 5 for Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

         +++++10.27 Ski Area Term  Special  Use Permit No.  4186  issued by the
                    United States Forest Service to Sierra-at-Tahoe, Inc.

            **10.28 Employment  Agreement  dated  as of  July 1,  1997,  by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

           +++10.29 Stock  Option  Agreement  by and  between  Booth  Creek Ski
                    Group, Inc. and Timothy Silva.

          ++++10.30 Stock  Option  Agreement  by and  between  Booth  Creek Ski
                    Group, Inc. and Timothy H. Beck.

          ++++10.31 Stock  Option  Agreement  by and  between  Booth  Creek Ski
                    Group, Inc. and John A. Rice.

          ####10.32 Employment  Agreement by and between Booth Creek Ski Group,
                    Inc.,  Booth Creek Ski Holdings,  Inc. and  Christopher  P.
                    Ryman.

          ####10.33 Employment  Agreement by and between Booth Creek Ski Group,
                    Inc., Booth Creek Ski Holdings, Inc. and Elizabeth J. Cole.

           ####21.1 Subsidiaries of the Registrant.

--------------------------

* Filed with Registration Statement on Form S-4 (Reg. No. 333-26091) and incorporated herein by reference.

** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 30, 1998 and incorporated herein by reference.

*** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 29, 1999 and incorporated herein by reference.

**** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 1999 and incorporated herein by reference.

+ Filed with the Company's Current Report on Form 8-K dated February 26, 1998 and incorporated herein by reference.

++ Filed with Registration Statement on Form S-4 (Reg. No. 333-48619) and incorporated herein by reference.

+++ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 1, 1998 and incorporated herein by reference.

++++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 30, 1998 and incorporated herein by reference.

+++++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 29, 1999 and incorporated herein by reference.

# Filed with the Company's Current Report on Form 8-K dated March 21, 2000 and incorporated herein by reference.

## Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended July 28, 2000 and incorporated herein by reference.

### Filed with the Company's Current Report on Form 8-K dated September 22, 2000 and incorporated herein by reference.

####      Filed herewith as an Exhibit to this Form 10-K.