Form 10-Q
period 2001-01-26
BOOTH CREEK SKI HOLDINGS INC
filed 2001-02-28
CIK 1037253

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 26, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     As of February 23, 2001, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

===============================================================================

                              TABLE OF CONTENTS



Item                                                                Page Number
----                                                                -----------
                       PART I - FINANCIAL INFORMATION

 1.  Financial Statements..............................................    1

 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................    8

 3.  Quantitative and Qualitative Disclosures about Market Risk........   18

                         PART II - OTHER INFORMATION

 1.  Legal Proceedings.................................................   19

 6.  Exhibits and Reports on Form 8-K..................................   21

     Signatures........................................................   22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                   January 26,     October 27,
                                                      2001           2000
                                                --------------- ---------------
                  ASSETS                          (Unaudited)

Current assets:
  Cash and cash equivalents...................  $         4,164 $           696
  Accounts receivable, net of allowance of
   of $32 and $28, respectively...............            2,630           1,929
  Insurance proceeds receivable...............            1,100           4,070
  Inventories ................................            3,199           2,106
  Prepaid expenses and other current
   assets ....................................            2,857           1,194
                                                --------------- ---------------
Total current assets .........................           13,950           9,995

Property and equipment, net ..................          147,775         145,746
Real estate held for development and sale ....            6,774           6,566
Deferred financing costs, net of
  accumulated amortization of $4,409 and
  $4,162, respectively .......................            4,948           5,338
Timber rights and other assets ...............            6,192           5,937
Goodwill, net of accumulated amortization
  of $9,523 and $8,937, respectively .........           24,895          25,481
                                                --------------- ---------------
Total assets .................................  $       204,534 $       199,063
                                                =============== ===============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Senior credit facility ....................   $             - $         6,352
  Current portion of long-term debt .........             2,806           1,356
  Accounts payable and accrued liabilities ..            43,829          33,915
                                                --------------- ---------------
Total current liabilities ...................            46,635          41,623

Long-term debt ..............................           133,512         136,790

Other long-term liabilities .................               785             785

Commitments and contingencies

Preferred stock of subsidiary; 28,000
  shares authorized, 12,000 shares issued
  and outstanding at January 26, 2001
  (13,000 shares at October 27, 2000);
  liquidation preference and redemption
  value of $1,512 at January 26, 2001 .......             1,512           1,638

Shareholder's equity:
  Common stock, $.01 par value; 1,000
   shares authorized, issued and
   outstanding ..............................                 -               -
  Additional paid-in capital ................            72,000          72,000
  Accumulated deficit .......................           (49,910)        (53,773)
                                                --------------- ---------------
Total shareholder's equity ..................            22,090          18,227
                                                --------------- ---------------
Total liabilities and shareholder's
  equity ....................................   $       204,534 $       199,063
                                                =============== ===============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                     Three Months Ended
                                                 --------------------------
                                                 January 26,    January 28,
                                                    2001           2000
                                                 -----------    -----------
                                                        (Unaudited)
Revenue:
  Resort operations............................     $48,963        $43,869
  Real estate and other........................           -            845
                                                 -----------    -----------
Total revenue..................................      48,963         44,714

Operating expenses:
  Cost of sales - resort
   operations..................................      28,173         26,145
  Cost of sales - real estate
   and other...................................           -            333
  Depreciation and depletion...................       5,287          4,887
  Amortization of goodwill and
   other intangible assets.....................         595            606
  Selling, general and
   administrative expense......................       7,398          6,650
                                                 -----------    -----------
Total operating expenses.......................      41,453         38,621
                                                 -----------    -----------
Operating income...............................       7,510          6,093


Other income (expense):
  Interest expense.............................      (4,396)        (4,825)
  Amortization of deferred
  Financing costs..............................        (247)          (235)
  Other income.................................          56             12
                                                 -----------    -----------
  Other income (expense),net...................      (4,587)        (5,048)
                                                 -----------    -----------
Income before minority interest and
  extraordinary item...........................       2,923          1,045

Minority interest..............................         (36)           (47)
                                                 -----------    -----------
Income before extraordinary Item...............       2,887            998

Extraordinary gain on early
  retirement of debt...........................         976              -
                                                 -----------    -----------
Net income.....................................    $  3,863       $    998
                                                 ===========   ============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Three Months Ended
                                                -------------------------------
                                                  January 26,       Janaury 28,
                                                     2001              2000
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net income.....................................   $   3,863         $     998
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation................................       5,287             4,887
   Amortization of goodwill and other
    intangible assets .........................         595               606
   Noncash cost of real estate sales ..........           -               331
   Amortization of deferred financing costs ...         247               235
   Minority interest ..........................          36                47
   Extraordianry gain on early retirement
    of debt....................................        (976)                -
   Changes in operating assets and liabilities:
    Accounts receivable .......................        (701)             (169)
    Insurance proceeds receivable..............       2,970            (4,293)
    Inventories ...............................      (1,093)             (928)
    Prepaid expenses and other current assets..      (1,663)           (1,556)
    Accounts payable and accrued liabilities...       9,914            18,219
                                                -------------     -------------
Net cash provided by operating activities......      18,479            18,377

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (4,425)           (5,251)
Capital expenditures for real estate
 held for development and sale ................        (208)             (308)
Other assets ..................................        (264)              267
                                                -------------     -------------
Net cash used in investing activities .........      (4,897)           (5,292)

Cash flows from financing activities:
Net repayments of senior credit facility ......      (6,352)          (10,467)
Principal payments of long-term debt ..........      (3,599)           (1,077)
Deferred financing costs ......................          (1)              (33)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................        (162)             (173)
                                                -------------     -------------
Net cash used in financing activities .........     (10,114)          (11,750)
                                                -------------     -------------
Increase in cash and cash equivalents..........       3,468             1,335

Cash and cash equivalents
 at beginning of period........................         696               461
                                                -------------     -------------
Cash and cash equivalents at end of period..... $     4,164       $     1,796
                                                =============     =============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 26, 2001

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

     The Company  divested the Grand  Targhee ski resort  ("Grand  Targhee") on
June 20, 2000. Grand Targhee contributed resort operations revenues of $3,225,000 and income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales of $924,000 for the three months ended January 28, 2000.

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

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

     The accompanying consolidated financial statements as of January 26, 2001 and for the three month periods ended January 26, 2001 and January 28, 2000 are unaudited, but include all adjustments (consisting only of normal, recurring adjustments and adjustments to recognize the extraordinary gain on early retirement of debt during the three months ended January 26, 2001) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at January 26, 2001, and its operating results and cash flows for the three month periods ended January 26, 2001 and January 28, 2000. Due to the highly seasonal nature of the Company's business, the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally  accepted  accounting  principles  applicable  for  interim  periods.
Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2000.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 26, 2001, cash equivalents consisted of government money market funds.

   Included in cash at January 26, 2001 is restricted cash of $1,361,000, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        BOOTH CREEK SKI HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Insurance Proceeds Receivable

     For the 2000/01 season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies have a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies require the insured to experience monthly and/or annual snowfall amounts below certain agreed upon levels before a claim can be filed for the decline in paid skier visits. In the accompanying consolidated financial statements as of and for the three months ended January 26, 2001, the Company has recorded a receivable and resort operating revenues of $700,000 for expected claims attributable to lower than agreed-upon cumulative paid skier visits and snowfall levels for the month of January 2001 on the Summit and Waterville Valley policies. This estimate assumes certain levels of paid skier visits are achieved for the Company's second fiscal quarter ending April 27, 2001. In the event that actual paid skier visits for the Company's second fiscal quarter of 2001 differ from assumed levels, the eventual claim under the paid skier visit insurance policies could be higher or lower than the $700,000 estimated claim as of January 26, 2001.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. Resort operations revenues for the three months ended January 28, 2000 included estimated claims revenues of $5,000,000. For the three months ended January 26, 2001, resort operations revenues included $254,000 for additional claim recoveries to be received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000 of $6,600,000. At January 26, 2001, insurance proceeds receivable included $400,000 in outstanding receivables due under the 1999/00 paid skier visit insurance policies, which was fully collected in February 2001.

3. Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities consist of the following:

                                        January 26,   October 27,
                                           2001          2000
                                        -----------   -----------
                                              (In thousands)

   Accounts payable..................   $    6,121    $    7,958
   Accrued compensation and benefits..       3,818         4,002
   Taxes other than income............       2,424         1,157
   Unearned revenue and deposits......      17,717        15,582
   Interest...........................       6,040         2,234
   Other..............................       7,709         2,982
                                        ----------    ----------
                                        $   43,829    $   33,915
                                        ==========    ==========

4. Financing Arrangements

Senior Credit Facility

     The total maximum borrowing availability under the provisions of the Company's Amended and Restated Credit Agreement (the "Senior Credit Facility") is $25 million. The final maturity date of the Senior Credit Facility is March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to certain amounts maintained by the Company in certain depository accounts with Fleet National Bank, for a period of 60 consecutive days each year commencing between February 1 and February 28. There were no borrowings outstanding under the Senior Credit Facility at January 26, 2001.

                        BOOTH CREEK SKI HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt

     As of January 26, 2001, the Company had outstanding $129.5 million aggregate principal amount of its senior debt securities (the "Senior Notes"). The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date.

     The Senior Notes are unconditionally guaranteed, on an unsecured senior basis, as to the payment of principal, premium, if any, and interest, jointly and severally (the "Guarantees"), by all Restricted Subsidiaries of the Company (as defined in the indenture for the Senior Notes - the "Indenture") having either assets or shareholders' equity in excess of $20,000 (the "Guarantors"). All of the Company's direct and indirect subsidiaries are Restricted Subsidiaries, except DRE, LLC. Each Guarantee is effectively subordinated to all secured indebtedness of such Guarantor. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

     The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and the Guarantors, including indebtedness under the Senior Credit Facility. In addition, the Senior Notes are structurally subordinated to any indebtedness of the Company's subsidiaries that are not Guarantors. The Indenture contains covenants for the benefit of the holders of the Senior Notes that, among other things, restrict the ability of the Company and any Restricted Subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends and make other distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock;
(vi) create other liens; (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions, (ix) create dividend or other payment restrictions affecting Restricted Subsidiaries; (x) merge or consolidate the Company or any Guarantors; and (xi) sell assets.

     The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. Booth Creek is a holding company and has no significant operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the assets, equity, revenues, income and cash flow of DRE, LLC, Booth Creek's only non-guarantor subsidiary, are inconsequential and the membership interest in DRE, LLC is entirely owned by Booth Creek. There are no significant restrictions on the ability of the Guarantors to pay dividends or otherwise transfer funds to Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or its non-guarantor subsidiary because management has determined that such information is not material to investors.

     In December 2000, the Company repurchased $4,000,000 in principal amount of Senior Notes for $2,880,000. After giving effect to the write-off of related deferred financing costs of $144,000, the Company recognized an extraordinary gain of approximately $976,000 for the early retirement of debt during the three months ended January 26, 2001.

     In February 2001, the Company repurchased an additional $4,000,000 in principal amount of Senior Notes for $3,110,000. After giving effect to the write-off of related deferred financing costs, the Company expects to recognize an extraordinary gain of approximately $750,000 for the early retirement of debt during the fiscal quarter ending April 27, 2001.

     During the three months ended January 26, 2001, the Company entered into long-term debt and capital lease obligations of approximately $2.9 million for the purchase of equipment.

                        BOOTH CREEK SKI HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.   Income Taxes

     Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no income tax provision or benefit is expected for the year ending November 2, 2001. Accordingly, during the three months ended January 26, 2001, no income tax provision has been provided.

7.   Business Segments

     The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:

                                           Three Months Ended
                                        ------------------------
                                        January 26,   January 28,
                                           2001          2000
                                        ----------    ----------
                                             (In thousands)
   Revenue:
    Resort operations.................  $   48,963    $   43,869
    Real estate and other.............           -           845
                                        ----------    ----------
                                        $   48,963    $   44,714
                                        ==========    ==========

   Operating income:
    Resort operations.................  $    7,652    $    5,581
    Real estate and other.............        (142)          512
                                        ----------    ----------
                                        $    7,510    $    6,093
                                        ==========    ==========


                                        January 26,   October 27,
                                           2001          2000
                                        ----------    ----------
                                             (In thousands)
   Segment assets:
    Resort operations.................  $  182,742    $  180,984
    Real estate and other.............      11,027        10,819
    Corporate and other
     nonidentifiable assets...........      10,765         7,260
                                        ----------    ----------
                                        $  204,534    $  199,063
                                        ==========    ==========

     A reconciliation of combined operating income for resort operations and real estate and other to consolidated income before minority interest is as follows:

                                           Three Months Ended
                                        ------------------------
                                        January 26,   January 28,
                                           2001          2000
                                        ----------    ----------
                                             (In thousands)

   Operating income for reportable
   segments...........................  $    7,510    $    6,093
   Interest expense...................      (4,396)       (4,825)
   Amortization of deferred financing
   costs..............................        (247)         (235)
   Other income.......................          56            12
                                        ----------    ----------
   Income before minority interest....  $    2,923    $    1,045
                                        ==========    ==========

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

     The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 123, 138, 142 and 101 days, respectively, during each of the last five ski seasons, including the 1999/00 ski season. However, the efficiency and effectiveness of snowmaking operations can be negatively impacted by numerous factors, including temperature variability, reliability of water sources, the availability of adequate energy supplies and unfavorable weather events such as heavy rains.

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

     A significant portion of total operating costs at the Company's resorts are variable, consisting primarily of retail and food service cost of sales, utilities and labor expense. These variable costs can fluctuate significantly based upon skier days and seasonal factors. The Company's resorts utilize significant energy resources in their respective operations, including power for operating lifts and snowmaking facilities. Volatility in the availability and cost of energy resources at the Company's resorts could have an adverse effect on the Company's results of operations in future periods. With the exception of certain management, administrative and maintenance personnel, all of the Company's employees are compensated on an hourly basis. Management believes a key element to maximizing profitability during the winter season is to closely monitor staffing requirements and to redirect or lay-off employees when skier volumes or seasonal needs dictate.

Results of Operations of the Company

     Overview

     The Company's results of operations are significantly impacted by weather conditions. For the 1999/00 ski season, Northstar and Sierra experienced unseasonably dry weather and a lack of natural snowfall during November, December and the first part of January, which significantly impacted terrain availability at the resorts during such period. Although snowfall levels during the first half of the 2000/01 ski season in the Lake Tahoe area have been less than historical averages, both Northstar and Sierra benefited from generally improved trail coverage and conditions during the 2000 Christmas holiday period and early January 2001. In addition, Sierra opened early on November 3, 2000, as compared to November 24th for the 1999/00 ski season. Bear Mountain suffered from a lack of natural snowfall during the first half of the 1999/00 ski season. For the 2000/01 ski season, snowfall levels at Bear Mountain have been more consistent with historical levels, and snowmaking conditions were generally more favorable than the first half of the 1999/00 ski season. The Company's New Hampshire resorts experienced variable temperatures and a lack of significant natural snowfall through the middle of January of the 1999/00 ski season. For the 2000/01 ski season, temperatures in the Northeast have generally been colder than last year, which has enabled greater snowmaking production at the Company's New Hampshire resorts. In addition, natural snowfall through January 2001 at each of the New Hampshire resorts was up from the comparable period in the prior year. Conditions at the Summit for December 2000 were generally improved over the comparable period in the prior season, as the resort received significant amounts of rain in December 1999. However, conditions at the Summit in January 2001 were relatively poor due to lower than average snowfall, as compared to favorable operating conditions at the Summit in January 2000.

     The Company sold the assets associated with the Grand Targhee resort on June 20, 2000. Grand Targhee contributed resort operations revenues of $3,225,000 and income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales ("EBITDA") of $924,000 for the three months ended January 28, 2000.

     Three Months Ended January 26, 2001 Compared to the Three Months Ended January 28, 2000

     Total revenue for the three months ended January 26, 2001 was $48,963,000, an increase of $4,249,000, or 10%, over the Company's revenues for the three months ended January 28, 2000. Revenues from resort operations for the 2001 period were $48,963,000, an increase of $5,094,000, or 12%, as compared to the 2000 period. Revenues from real estate operations for the three months ended January 28, 2000 were $845,000, which were due to the close of escrow on three lots within Phases 4 and 4A of the Big Springs development located at Northstar. There were no revenues generated by the real estate and other segment for the three months ended January 26, 2001.

   The following table summarizes the sources of the Company's revenues from resort operations for the three months ended January 26, 2001 and January 28, 2000:

                                   Three Months Ended
                                 ---------------------              Percentage
                                  January      January   Increase    Increase
                                 26, 2001     28, 2000  (Decrease)  (Decrease)
                                 --------     --------   --------    --------
                                     (In thousands)

Lift Tickets.................... $ 21,560     $ 16,476   $  5,084          31%
Season Passes...................    5,621        4,997        624          12
Snow School.....................    3,799        2,894        905          31
Equipment Rental................    4,276        3,122      1,154          37
Retail..........................    2,198        2,033        165           8
Food and Beverage...............    6,865        5,737      1,128          20
Other...........................    3,690        3,610         80           2
                                 --------     --------   --------    --------
Revenues from Resort
  Operations before Paid
  Skier Visit Insurance.........   48,009       38,869      9,140          24

Paid Skier Visit Insurance......      954        5,000     (4,046)        (81)
                                 --------     --------   --------    --------
Total Resort Operations Revenues $ 48,963     $ 43,869   $  5,094          12%
                                 ========     ========   ========    ========

     Total skier visits generated by each of the Company's resorts for the three months ended January 26, 2001 and January 28, 2000 were as follows:

                                   Three Months Ended
                                 ---------------------              Percentage
                                  January      January   Increase    Increase
                                 26, 2001     28, 2000  (Decrease)  (Decrease)
                                 --------     --------   --------    --------
                                     (In thousands)


Northstar........................     214          161         53          33%
Sierra...........................     171           88         83          94
Bear Mountain....................     153           93         60          65
Waterville Valley................      98           75         23          31
Mt. Cranmore.....................      48           30         18          60
Loon Mountain....................     134          110         24          22
The Summit.......................     244          239          5           2
Grand Targhee....................       -           58        (58)       (100)
                                 --------     --------   --------    --------
                                    1,062          854        208          24%
                                 ========     ========   ========    ========

     For the 2000/01 season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies have a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies require the insured to experience monthly and/or annual snowfall amounts below certain agreed upon levels before a claim can be filed for the decline in paid skier visits. In the accompanying consolidated financial statements as of and for the three months ended January 26, 2001, the Company has recorded a receivable and resort operating revenues of $700,000 for expected claims attributable to lower than agreed-upon cumulative paid skier visits and snowfall levels for the month of January 2001 on the Summit and Waterville Valley policies. This estimate assumes certain levels of paid skier visits are achieved for the Company's second fiscal quarter ending April 27, 2001. In the event that actual paid skier visits for the Company's second fiscal quarter of 2001 differ from assumed levels, the eventual claim under the paid skier visit insurance policies could be higher or lower than the $700,000 estimated claim as of January 26, 2001.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and

Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. Resort operations revenues for the three months ended January 28, 2000 included estimated claims revenues of $5,000,000. For the three months ended January 26, 2001, resort operations revenues included $254,000 for additional claim recoveries to be received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000 of $6,600,000. At January 26, 2001, insurance proceeds receivable included $400,000 in outstanding receivables due under the 1999/00 paid skier visit insurance policies, which was fully collected in February 2001.

     Resort operating revenues, excluding the effect of paid skier visit insurance, were $48,009,000 for the three months ended January 26, 2001, an increase of $9,140,000, or 24%, from the 2000 period. Revenues for Northstar and Sierra increased by $3,639,000 and $3,517,000, respectively, primarily due to higher skier visits. Revenues for Bear Mountain increased by $2,779,000 due to higher skier visits, additional season pass sales and improved per skier revenue yields. Revenues for Waterville Valley, Mt. Cranmore and Loon Mountain increased by $737,000, $651,000 and $657,000, respectively, due principally to higher skier visits, partially offset by slightly reduced yields due to changes in the mix of skier visits. Revenues at the Summit increased by $385,000 due to higher season pass sales and a slight increase in skier visits. Offsetting these increases was the effect of the divestiture of the Grand Targhee resort, which contributed revenues of $3,225,000 for the 2000 period.

     Cost of sales for resort operations for the three months ended January 26, 2001 were $28,173,000, an increase of $2,028,000, or 8%, as compared to the 2000 period. The increase was the result of the combined effect of the following items: 1) increased payroll and operating expenses as a result of the increase in business volumes at the California and New Hampshire resorts, 2) the effect of wage pressures due to the tight labor markets in the areas of the Company's resorts and statutory changes affecting wage rates and overtime regulations in California, 3) the effect of higher utility and fuel prices, 4) additional operating costs associated with the launch of the new Lookout Mountain terrain expansion at Northstar, 5) increased snowmaking costs due to higher snowmaking production, and 6) normal inflationary factors. Offsetting these increases is the effect of the divestiture of the Grand Targhee resort, which incurred approximately $2,000,000 in cost of sales in the 2000 period.

     Selling, general and administrative expenses for the three months ended January 26, 2001 were $7,398,000, including $142,000 in general and administrative costs associated with the real estate segment. Selling, general and administrative expenses for the 2001 period increased by $748,000, or 11%, as compared to the 2000 period. The increase was primarily the result of sales and marketing initiatives at the Company's resorts, marketing and promotional activities associated with the launch of the Lookout Mountain terrain expansion at Northstar and normal inflationary factors.

     Cost of sales for real estate and timber operations for the three months ended January 28, 2000 was $333,000, including noncash cost of real estate sales of $331,000, as a result of the close of escrow on three lots within Phases 4 and 4A of the Big Springs development located at Northstar. There were no real estate sales during the three months ended January 26, 2001.

     Operating income for the three months ended January 26, 2001 was $7,510,000, an increase of $1,417,000 over operating income generated for the 2000 period, as a result of the factors discussed above.

     Interest expense for the three months ended January 26, 2001 totaled $4,396,000, a decrease of $429,000 from the Company's interest expense for the three months ended January 28, 2000. The decrease was primarily the result of a decrease in borrowing levels under the Company's Senior Credit Facility in the 2001 period, as well as the effect of the repurchase of $4,000,000 in principal amount of Senior Notes in December 2000.

     Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Similarly, no income tax provision or benefit is expected for the year ending November 2, 2001. Accordingly, during the three months ended January 26, 2001, no income tax provision has been provided.

     The Company recognized an extraordinary gain on the early retirement of debt of $976,000 for the three months ended January 26, 2001.

     The Company's net income for the three months ended January 26, 2001 was $3,863,000, an improvement of $2,865,000 from the net income of $998,000 generated for the three months ended January 28, 2000, as a result of the factors discussed above.

     Total EBITDA for the three months ended January 26, 2001 was $13,392,000, an increase of $1,475,000, or 12%, over the EBITDA of $11,917,000 for the three months ended January 28, 2000. Resort operations contributed EBITDA of $13,534,000 for the 2001 period as compared to $11,074,000 for the 2000 period, an increase of $2,460,000 or 22%. Excluding the effect of the Grand Targhee resort on the 2000 period, resort operations EBITDA for the 2001 period increased by $3,384,000, or 33%, over the 2000 period. Real estate and other operations incurred an EBITDA loss of $142,000 for the 2001 period as compared to EBITDA generated from real estate activities of $843,000 for the 2000 period.


Liquidity and Capital Resources

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash and cash equivalents, cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility, as currently amended, provides for borrowing availability of up to $25 million during the term of such facility, which expires March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to certain amounts maintained by the Company in certain depository accounts with Fleet National Bank, for a period of 60 consecutive days each year commencing between February 1 and February 28. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures for lifts, trail work, grooming equipment and other on-mountain equipment and facilities and to build retail and other inventories prior to the start of the skiing season and for other cash requirements. As of January 26, 2001, there were no outstanding borrowings under the Senior Credit Facility.

     The Company had a net working capital deficit of $21.0 million as of January 26, 2001 (excluding $11.7 million of unearned revenue and deposits from resort operations for deferred season pass and loyalty membership product sales, lodging deposits, prepaid ticket vouchers and other advance product sales, which will not require cash spending to settle such liabilities), which will negatively affect liquidity during the remainder of 2001.

     The Company generated cash from operating activities of $18.5 million for the three months ended January 26, 2001 as compared to $18.4 million for the three months ended January 28, 2000.

     Cash used in investing activities totaled $4.9 million and $5.3 million for the three months ended January 26, 2001 and January 28, 2000, respectively. The results for the 2001 and 2000 periods primarily reflect capital expenditures for the purchase of property and equipment.

     Cash used in financing activities totaled $10.1 million and $11.8 million for the three months ended January 26, 2001 and January 28, 2000, respectively. The results for the 2001 and 2000 periods primarily reflect repayments on the Senior Credit Facility and long-term debt.

     The Company's capital expenditures for property and equipment during the three months ended January 26, 2001 were approximately $7.3 million (including $2.9 million of equipment acquired through capital lease arrangements and other debt). Management anticipates that maintenance capital expenditures for its fiscal 2001 and 2002 capital programs will range from $5.0 million to $6.0 million per year. Expenditures for resort expansion project planning and approvals, primarily at Northstar and Loon Mountain, are expected to range from $1.5 million to $2.0 million in fiscal 2001. The Company is currently finalizing its plans for expansion capital projects for fiscal 2001, which are currently contemplated to include the following projects at Northstar: (a) snowmaking system improvements, (b) expanded rental equipment and skier services facilities, (c) completion of additional infrastructure for the Lookout Mountain expansion terrain, and (d) the first phase of an on-mountain restaurant facility. Depending upon the timing of certain construction projects, expenditures for real estate held for development and sale are anticipated to range from $1.5 million to $3.5 million in fiscal 2001. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and borrowings under the Senior Credit Facility. There were no significant commitments for future capital expenditures at January 26, 2001.

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

     In December 2000, the Company repurchased $4,000,000 in principal amount of its outstanding 12 1/2% Senior Notes due 2007 ("Senior Notes") for $2,880,000. After giving effect to the write-off of related deferred financing costs of $144,000, the Company has recognized an extraordinary gain of $976,000 for the early retirement of debt during the three months ended January 26, 2001.

     In February 2001, the Company repurchased an additional $4,000,000 in principal amount of Senior Notes for $3,110,000. After giving effect to the write-off of related deferred financing costs, the Company expects to recognize an extraordinary gain of approximately $750,000 for the early retirement of debt during the fiscal quarter ending April 27, 2001.

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

     The Company currently has $125.5 million aggregate principal amount of Senior Notes outstanding, which will result in annual cash interest requirements of approximately $15.7 million. The Company expects that existing cash and cash equivalents, cash generated from operations and cash proceeds of planned real estate sales at Northstar, together with borrowing availability, will be adequate to fund the interest requirements on the Senior Notes and the Company's other cash operating and debt service requirements over the next twelve months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

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

Regulation and Legislation

     The Company's operations are dependent upon its ownership or control over the real property used in its ski operations at each resort. The real property presently used at the Northstar and Mt. Cranmore resorts is owned by the Company or controlled by easements. The Company has the right to use a substantial portion of the real property associated with the Bear Mountain, Sierra, Summit and Waterville Valley resorts under the terms of Term Special Use Permits issued by the United States Forest Service. The Bear Mountain permit expires in 2020, the Sierra permit expires in 2039, the Waterville Valley permit expires in 2034 and the Summit permit expires in 2032.

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

     In August 1997, the United States Forest Service authorized the Loon Mountain resort to construct a new snowmaking pipeline across permitted land. The United States Forest Service found that such construction was consistent with the District Court order and enabled the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline was completed, its use was challenged by private parties who asserted that the United States Forest Service violated NEPA. On January 20, 1998, the District Court issued a decision finding that the United States Forest Service violated NEPA in failing to address the potential for the new pipeline to increase the amount of snow made and any associated environmental effects. On March 10, 1998, the District Court issued a series of further orders which, among other things, directed the United States Forest Service to re-evaluate the pipeline and enjoined Loon Mountain from using the pipeline pending further action by the court. On July 2, 1998, the United States Forest Service issued a new decision approving the pipeline, which was challenged by several private parties, who again asserted that it violated NEPA. The United States Forest Service subsequently withdrew its decision authorizing the pipeline to conduct further review and the District Court consolidated the lawsuits concerning the pipeline. On November 19, 1998, the District Court modified the injunction, allowing Loon Mountain to use the pipeline to withdraw and convert 159.7 million gallons of water per ski season into snow while the United States Forest Service further reviewed the pipeline under NEPA. On February 12, 1999, the District Court issued a final order, which dismissed the consolidated lawsuit concerning the pipeline in light of the United States Forest Service's decision to conduct further review of the pipeline, and specified that the limitation on pipeline usage will continue until that review is completed and a new decision is issued. Such order remains in effect until the additional NEPA documentation is completed and the United States Forest Service issues a new decision on the pipeline, which is currently expected to occur in the Spring of 2001.

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

     Bear Mountain operates in an area subject to an air emissions reduction program and regulated by the South Coast Air Quality Management District ("SCAQMD") in California. For the past several years, the Company anticipated that Bear Mountain would eventually be required to participate in an emission credit program whereby Bear Mountain would be permitted to operate its diesel-fueled snowmaking compressor engines if it acquired "banked" emission credits from SCAQMD-regulated facilities which had already implemented nitrogen oxide emission reduction programs. However, the Company has been notified that SCAQMD will not allow Bear Mountain to participate in the emission credits program and, further, that Bear Mountain's applications to operate the engines were denied because they were not equipped with the "Best Available Control Technology," thus violating SCAQMD rules. Bear Mountain intends to seek compliance as quickly as feasible by either replacing the engines with electric compressors and taking all steps necessary to acquire or generate the electrical power therefor, or modifying or replacing the compressor engines to be otherwise compliant (the "Alternatives"). However, management believes that it will take at least two seasons to achieve full compliance, and depending on the Alternative selected and the manner in which it is implemented, the resolution of this matter may require material capital expenditures for new equipment. Recognizing the importance of the current compressor engines to Bear Mountain's operations, SCAQMD and Bear Mountain agreed to a Stipulated Order for Abatement whereby Bear Mountain is subject to certain requirements including investigating and implementing the Alternatives according to a particular timeline through 2002, record keeping and reporting to SCAQMD, payment of certain usage fees, and particular interim operational dictates concerning the engines. No assurance can be made regarding the outcome or timing of resolution of this matter.

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

     Certain regulatory approvals associated with the new snowmaking pipeline at Loon Mountain, as well as certain contractual obligations, impose minimum stream flow requirements on Loon Mountain. These requirements will compel Loon Mountain to construct water storage facilities within approximately six and one-half years, and such construction will require further regulatory approvals and environmental documentation under NEPA. No assurances can be given that such regulatory approvals will be obtained or that the Company will have the financial resources to complete such construction.

     In addition, Loon Mountain was notified in September 1997 that it had allegedly filled certain wetlands at the resort in violation of the CWA. In response, Loon Mountain worked with the EPA to remove the alleged fill and implement certain erosion control measures. On January 15, 1998, an individual notified the EPA, Loon Mountain, and certain other persons that he intended to initiate a lawsuit under the CWA regarding the alleged wetland violation. On February 2, 1998, the EPA wrote to such individual stating that the alleged fill had been removed and that the EPA does not believe there is a continuing violation at the site. On January 18, 2000, in papers filed in connection with the District Court's modification of the final order in the pipeline litigation, the same individual again alleged that Loon Mountain had previously filled wetlands in violation of the CWA. The same individual has orally advised the Company that he still intends to initiate a lawsuit under the CWA regarding the alleged wetland fill.

     Except for certain permitting and environmental compliance matters relating to the Loon Mountain and Bear Mountain resorts described above and in
Part II, Item 1. "Legal Proceedings," the Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation.

Forward-Looking Statements

     Except for historical matters, the matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect the Company's business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:

o    Uncertainty as to future financial results,
o    The substantial leverage and liquidity constraints of the Company,
o    Significant operating restrictions under the Company's debt agreements,
o    The  capital  intensive  nature  of  development  of the  Company's  ski resorts,
o Uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements,
o Uncertainties regarding the timing and success of our real estate development projects and their ultimate impact on our operating results,
o    Demand for and costs associated with real estate development,
o The discretionary nature of consumers' spending for skiing and resort real estate,
o    Regional and national economic conditions,
o    Weather conditions,
o    Natural disasters (such as earthquakes and floods),
o    Availability and terms of paid skier visit insurance coverage,
o    Industry competition,
o Governmental regulation and litigation and other risks associated with expansion and development,
o    The adequacy of the water supplies at each of the Company's resorts,
o    Availability  of  adequate  energy  supplies  for the  operation  of the
        Company's  resorts,   including   snowmaking   operations,   and
        volatility in the prices charged for energy and fuel, and

o The occupancy of leased property and property used pursuant to the United States Forest Service permits


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in information relating to market risk since the Company's disclosure in Item 7a. of the Company's Annual Report on Form 10-K for the year ended October 27, 2000 as filed with the Securities and Exchange Commission.

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

     The LMRC Shareholder Plaintiffs' breach of fiduciary duty action against LMRC, Parent and its former directors remains pending and discovery is being conducted. The Company's Motion for Summary Judgment was denied by the court. The matter has been consolidated for trial with the Corporation Act case described below, but a trial date has not yet been set. The LMRC Shareholder Plaintiffs were given leave by the court to amend their complaint to seek money damages against the Company, LMRC and its former directors. If the LMRC Shareholder Plaintiffs are successful in obtaining a judgment against the former LMRC directors, the Company may have certain obligations to indemnify the former directors pursuant to the former LMRC by-laws. While the Company does not believe LMRC Shareholder Plaintiffs will prevail in this lawsuit, no assurances can be made regarding the outcome of this litigation.

     Also in  connection  with the  merger  with  LMRC,  the  LMRC  Shareholder
Plaintiffs exercised dissenters' rights under the New Hampshire Business Corporation Act (the "Corporation Act"). Under the statutory procedure for settling the LMRC Shareholder Plaintiffs' dissenters' rights, LMRC paid the plaintiffs an aggregate of $34,436, or $30.61 per share, as its estimate of the fair value of their 1,125 shares. The LMRC Shareholder Plaintiffs demanded additional payments necessary to compensate them for the $71.38 per share price, plus interest, which they asserted as the fair value of their shares. By disclosure dated March 17, 2000 the LMRC Shareholder Plaintiffs' expert has revised his opinion of fair value to $91.90 per share. Pursuant to the Corporation Act, LMRC commenced a proceeding in the Superior Court of Grafton County, New Hampshire seeking a judicial appraisal of the value of the LMRC Shareholder Plaintiffs' shares in LMRC. Discovery in the case is pending and the matter has been consolidated for trial with the fiduciary duty case described above, but a trial date has not yet been set. While the Company believes that the amount paid to the LMRC Shareholder Plaintiffs prior to the commencement of the appraisal proceeding represents the fair value of their shares, there can be no assurance as to the value which the appraisal proceeding will assign to the LMRC Shareholder Plaintiffs' 1,125 shares.

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

     The Environmental Plaintiffs also filed a motion asking the District Court to impose against LMRC a CWA civil penalty of $5,550,125 and attorney's fees and costs in connection with LMRC's discharges into Loon Pond during its snowmaking operations for the 1996/97 ski season and prior years. In connection with the merger with LMRC, the Company obtained a specific insurance policy providing $4.5 million of coverage (above a $1.2 million deductible) to cover any civil penalties, fees and costs that the District Court may assess against LMRC. The discharge at issue involved water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into Loon Pond. The District Court dismissed the claim for civil penalties and attorney's fees under the CWA, and one of the Environmental Plaintiffs appealed to the First Circuit. The appeal was stayed to permit settlement negotiations, and these negotiations concluded with the execution of a settlement agreement between the appellant, LMRC and Loon Realty Corp. effective as of February 22, 2001. Under the terms of the agreement, the appellant's claims against LMRC will be dismissed.

     In 1997, the Environmental Plaintiffs filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. LMRC intervened in the lawsuit. The District Court held that the Forest Service had violated NEPA by failing to consider the potential effects of an increase in snowmaking capacity. The District Court then enjoined Loon Mountain from using the pipeline but later modified the injunction to permit LMRC to use the pipeline provided that, among other things, it does not make snow in excess of the historic production level utilizing 159.7 million gallons per ski season. On February 12, 1999, the District Court dismissed the pipeline litigation and allowed the Forest Service to combine its NEPA analysis of the pipeline with the pending NEPA analysis of the South Mountain expansion. The injunction authorizing LMRC to use the pipeline to supply water for making historical levels of snow remains in place until the additional NEPA documentation is completed and the Forest Service issues a new decision on the pipeline, which is currently expected to occur in the Spring of 2001.

     At this time, both Environmental Plaintiffs have entered into settlement agreements with Loon Mountain, which resolve all issues between them relating to Loon Mountain's prior operations and current proposal for near term expansion and upgrading of the resort. These agreements impose certain restrictions on the operation of the resort and the future development of certain private land at the resort.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

a.   Exhibits

     None.

b.   Reports on Form 8-K

   No reports on Form 8-K were filed during the quarterly period ended January 26, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                   BOOTH CREEK SKI HOLDINGS, INC.
                                         (Registrant)


                                   By:    /s/ ELIZABETH J. COLE
                                      ---------------------------
                                          Elizabeth J. Cole
                                    Executive Vice President and
                                       Chief Financial Officer
                                    (Principal Financial Officer)


                                   By:      /s/ BRIAN J. POPE
                                      ---------------------------
                                            Brian J. Pope
                              Vice President of Accounting and Finance
                                   (Principal Accounting Officer)



February 28, 2001