Form 10-Q
period 2001-04-27
BOOTH CREEK SKI HOLDINGS INC
filed 2001-06-05
CIK 1037253

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                period ended April 27, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     As of May 25, 2001, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

===============================================================================

                                TABLE OF CONTENTS



Item                                                            Page Number
----                                                            -----------
                         PART I - FINANCIAL INFORMATION

 1.  Financial Statements...................................            1

 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................            8

 3.  Quantitative and Qualitative Disclosures
     about Market Risk......................................           20


                           PART II - OTHER INFORMATION

 1.  Legal Proceedings......................................           21

 6.  Exhibits and Reports on Form 8-K.......................           22

     Signatures.............................................           24

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                   April 27,     October 27,
                                                      2001           2000
                                                --------------- ---------------
                  ASSETS                          (Unaudited)

Current assets:
  Cash and cash equivalents...................  $         8,119 $           696
  Accounts receivable, net of allowance of
   of $58 and $28, respectively...............            1,877           1,929
  Insurance proceeds receivable...............            1,500           4,070
  Inventories ................................            1,636           2,106
  Prepaid expenses and other current
   assets ....................................              898           1,194
                                                --------------- ---------------
Total current assets .........................           14,030           9,995

Property and equipment, net ..................          144,071         145,746
Real estate held for development and sale ....            6,981           6,566
Deferred financing costs, net of
  accumulated amortization of $4,649 and
  $4,162, respectively .......................            4,566           5,338
Timber rights and other assets ...............            6,014           5,937
Goodwill, net of accumulated amortization
  of $10,108 and $8,937, respectively ........           24,310          25,481
                                                --------------- ---------------
Total assets .................................  $       199,972 $       199,063
                                                =============== ===============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Senior credit facility ....................   $             - $         6,352
  Current portion of long-term debt .........             2,758           1,356
  Accounts payable and accrued liabilities ..            25,632          33,915
                                                --------------- ---------------
Total current liabilities ...................            28,390          41,623

Long-term debt ..............................           128,732         136,790

Other long-term liabilities .................               760             785

Commitments and contingencies

Preferred stock of subsidiary; 28,000 shares authorized, 11,000 shares issued and outstanding at April 27, 2001 (13,000 shares at October 27, 2000); liquidation preference and redemption
  value of $1,387 at April 27, 2001 .........             1,387           1,638

Shareholder's equity:
  Common stock, $.01 par value; 1,000
   shares authorized, issued and
   outstanding ..............................                 -               -
  Additional paid-in capital ................            72,000          72,000
  Accumulated deficit .......................           (31,297)        (53,773)
                                                --------------- ---------------
Total shareholder's equity ..................            40,703          18,227
                                                --------------- ---------------
Total liabilities and shareholder's
  equity ....................................   $       199,972 $       199,063
                                                =============== ===============


                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                Three Months Ended          Six Months Ended
                               ---------------------      ---------------------
                               April 27,    April 28,       April 27,  April 28,
                                 2001        2000           2001       2000
                               ---------   ---------      ---------   ---------
                                                  (Unaudited)
Revenue:
  Resort operations..........  $  63,559   $  65,415       $112,522    $109,284
  Real estate and other......          -           -              -         845
                               ---------   ---------      ---------   ---------
Total revenue................     63,559      65,415        112,522     110,129

Operating expenses:
  Cost of sales - resort
   operations................     28,498      29,474         56,671      55,619
  Cost of sales - real estate
   and other.................          -           -              -         333
  Depreciation...............      5,549       5,137         10,836      10,024
  Amortization of goodwill and
   other intangible assets...        595         600          1,190       1,206
  Selling, general and
   administrative expense....      6,778       6,955         14,176      13,605
                               ---------   ---------      ---------   ---------
Total operating expenses.....     41,420      42,166         82,873      80,787
                               ---------   ---------      ---------   ---------

Operating income.............     22,139      23,249         29,649      29,342


Other Income (expense):
  Interest expense...........     (4,067)     (4,416)        (8,463)     (9,241)
  Amortization of deferred
  financing costs............       (240)       (240)          (487)       (475)
  Other income (expense).....         67         (33)           123         (21)
                               ---------   ---------      ---------   ---------
  Total other income
  (expense),net..............     (4,240)     (4,689)        (8,827)     (9,737)
                               ---------   ---------      ---------   ---------

Income before minority interest
   and extraordinary item....     17,899      18,560         20,822      19,605

Minority interest............        (33)        (52)           (69)        (99)
                               ---------   ---------      ---------   ---------
Income before extraordinary
  item.......................     17,866      18,508         20,753      19,506

Extraordinary gain on early
  retirement of debt.........        747           -          1,723           -
                               ---------   ---------      ---------   ---------
Net income...................  $  18,613   $  18,508      $  22,476   $  19,506
                               =========   =========      =========   =========

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                        Six Months Ended
                                                -------------------------------
                                                  April 27,           April 28,
                                                    2001                2000
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net income.....................................   $  22,476         $   19,506
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation................................      10,836             10,024
   Amortization of goodwill and other
    intangible assets .........................       1,190              1,206
   Noncash cost of real estate sales ..........           -                331
   Amortization of deferred financing costs ...         487                475
   Minority interest ..........................          69                 99
   Extraordinary gain on early reitrement
    of debt....................................      (1,723)                 -
   Changes in operating assets and liabilities:
    Accounts receivable .......................          52               (153)
    Insurance proceeds receivable..............       2,570             (5,569)
    Inventories ...............................         470                757
    Prepaid expenses and other current assets..         296                427
    Accounts payable and accrued liabilities...      (8,283)             1,066
    Other long-term liabilities ...............         (25)               (25)
                                                -------------     -------------
Net cash provided by operating activities......      28,415             28,144

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (5,885)            (7,184)
Capital expenditures for real estate
 held for development and sale ................        (415)              (497)
Other assets ..................................         (96)              (266)
                                                -------------     -------------
Net cash used in investing activities .........      (6,396)            (7,947)

Cash flows from financing activities:
Net repayments of senior credit facility ......      (6,352)           (17,051)
Principal payments of long-term debt ..........      (7,923)            (2,548)
Deferred financing costs ......................          (1)               (98)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................        (320)              (344)
                                                -------------     -------------
Net cash used in financing activities .........     (14,596)           (20,041)
                                                -------------     -------------
Increase in cash and cash equivalents..........       7,423                156

Cash and cash equivalents
  at beginning of period ......................         696                461
                                                -------------     -------------
Cash and cash equivalents
  at end of period ............................ $     8,119        $       617
                                                =============     =============

                             See accompanying notes.

                       BOOTH CREEK SKI HOLDINGS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 27, 2001





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

     The Company divested the Grand Targhee ski resort ("Grand Targhee") on June 20, 2000. Grand Targhee contributed resort operations revenues of $4,067,000 and $7,292,000, and income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales of $1,607,000 and $2,531,000, for the three and six month periods ended April 28, 2000, respectively.

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

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

     The accompanying consolidated financial statements as of April 27, 2001 and for the three and six month periods ended April 27, 2001 and April 28, 2000 are unaudited, but include all adjustments (consisting only of normal, recurring adjustments and adjustments to recognize the extraordinary gain on early retirement of debt during the six months ended April 27, 2001) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at April 27, 2001, and its operating results and cash flows for the three and six month periods ended April 27, 2001 and April 28, 2000. Due to the highly seasonal nature of the Company's business, the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2000.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 27, 2001, cash equivalents consisted of government money market funds.

     Included in cash at April 27, 2001 is restricted cash of $396,000, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         BOOTH CREEK SKI HOLDINGS, INC.

2. Insurance Proceeds Receivable

     For the 2000/01 ski season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies have a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies require the insured to experience monthly and/or annual snowfall amounts below certain agreed upon levels before a claim can be filed for the decline in paid skier visits. In the accompanying consolidated financial statements as of and for the six months ended April 27, 2001, the Company has recorded a receivable and resort operating revenues of $1,500,000 for expected claims attributable to lower than agreed-upon cumulative paid skier visits and snowfall levels for the 2000/01 season under the Summit and Waterville Valley policies. The Company has filed claims under these two policies, which are subject to the review and approval of the insurance underwriters.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. Resort operations revenues for the six months ended April 28, 2000 included claims revenues of $6,600,000. For the six months ended April 27, 2001, resort operations revenues included $254,000 for additional claim recoveries which were received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000 of $6,600,000.

3. Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                April 27,  October 27,
                                                  2001       2000
                                               ----------  -----------
                                                    (In thousands)
     Accounts payable...................          $ 2,341    $ 7,958
     Accrued compensation and benefits..            4,049      4,002
     Taxes other than income............            1,254      1,157
     Unearned revenue and deposits  -               3,915      9,582
     resort operations..................
     Unearned   deposits  -  real                   6,000      6,000
     estate operations..................
     Interest...........................            1,902      2,234
     Other..............................            6,171      2,982
                                                ----------  -----------
                                                  $25,632    $33,915

                                                ==========  ===========


4. Financing Arrangements

Senior Credit Facility

     The total maximum borrowing availability under the Company's Amended and Restated Credit Agreement (the "Senior Credit Facility") is $25 million. The final maturity date of the Senior Credit Facility is March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to certain amounts maintained by the Company in certain depository accounts with Fleet National Bank, for a period of 60 consecutive days each year commencing between February 1 and February 28. There were no borrowings outstanding under the Senior Credit Facility at April 27, 2001.

                         BOOTH CREEK SKI HOLDINGS, INC.

Long-Term Debt

     As of April 27, 2001, the Company had outstanding $125.5 million aggregate principal amount of its senior notes (the "Senior Notes"). The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15 of each year. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

     The Senior Notes are unconditionally guaranteed, on an unsecured senior basis, as to the payment of principal, premium, if any, and interest, jointly and severally (the "Guarantees"), by all Restricted Subsidiaries of the Company, as defined in the indenture for the Senior Notes (the "Indenture"), having either assets or shareholders' equity in excess of $20,000 (the "Guarantors"). All of the Company's direct and indirect subsidiaries are Restricted Subsidiaries, except DRE, LLC.

     The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and the Guarantors, including indebtedness under the Senior Credit Facility. In addition, the Senior Notes are structurally subordinated to any indebtedness of the Company's subsidiaries that are not Guarantors. The Indenture contains covenants for the benefit of the holders of the Senior Notes that, among other things, limit the ability of the Company and any Restricted Subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends and make other distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create liens; (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions, (ix) create dividend or other payment restrictions affecting Restricted Subsidiaries; (x) merge or consolidate the Company or any Guarantors; and (xi) sell assets.

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

     During the six months ended April 27, 2001, the Company repurchased $8,000,000 aggregate principal amount of Senior Notes for $5,990,000. After giving effect to the write-off of related deferred financing costs of $287,000, the Company recognized an extraordinary gain of $1,723,000.

     During the six months ended April 27, 2001, the Company entered into long-term debt and capital lease obligations of $3,276,000 for the purchase of equipment.

6.   Income Taxes

     As of October 27, 2000, the Company had estimated net operating loss carryforwards of approximately $74.5 million for federal income tax reporting purposes, which expire between 2012 and 2020. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 2, 2001. Accordingly, during the six months ended April 27, 2001, no income tax provision has been provided.

                         BOOTH CREEK SKI HOLDINGS, INC.

7.   Business Segments

     The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:

                               Three Months Ended          Six Months Ended
                            -----------------------    -----------------------
                            April 27,   April 28,       April 27,  April 28,
                               2001        2000            2001       2000
                            ----------  -----------    -----------  ----------
                                             (In thousands)
   Revenue:
    Resort operations....    $  63,559   $  65,415      $  112,522   $  109,284
    Real  estate  and
      other..............            -           -               -          845
                            ----------  -----------    -----------  -----------
                             $  63,559   $  65,415      $  112,522   $  110,129
                            ==========  ===========    ===========  ===========

   Operating income:
    Resort operations....    $  22,395   $  23,249      $   30,047   $   28,830
    Real  estate  and
      other.............          (256)          -            (398)         512
                            ----------  -----------    -----------  -----------
                             $  22,139   $  23,249      $   29,649   $   29,342
                            ==========  ===========    ===========  ===========


                                                April 27,     October 27,
                                                   2001           2000
                                               -------------  -------------
                                                      (In thousands)
   Segment assets:
    Resort operations..................         $ 182,243       $ 180,984
    Real estate and other..............            11,234          10,819
    Corporate and other
      non-identifiable assets..........             6,495           7,260
                                               -------------  -------------
                                                $ 199,972       $ 199,063
                                               =============  =============

     A reconciliation of combined operating income for resort operations and real estate and other to consolidated income before minority interest is as follows:

                                 Three Months Ended        Six Months Ended
                               ----------------------   --------------------
                               April 27,    April 28,   April 27,  April 28,
                                 2001         2000        2001       2000
                               ---------    ---------   ---------  ---------
                                               (In thousands)

   Operating income for
   reportable segments........  $ 22,139     $ 23,249    $ 29,649   $ 29,342
   Interest expense...........    (4,067)      (4,416)     (8,463)    (9,241)
   Amortization of deferred
   financing costs............      (240)        (240)       (487)      (475)
   Other income (expense).....        67          (33)        123        (21)
                               ---------    ---------   ---------  ---------
   Income before
   minority interest..........  $ 17,899     $ 18,560    $ 20,822   $ 19,605
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

     The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 143, 138, 142 and 101 days, respectively, during each of the last five ski seasons, including the 2000/01 ski season. However, the efficiency and effectiveness of snowmaking operations can be negatively impacted by numerous factors, including temperature variability, reliability of water sources, the availability and cost of adequate energy supplies and unfavorable weather events such as heavy rains.

     Northstar, Sierra and the Summit generally experience higher natural snowfall levels, averaging approximately 311, 476 and 485 inches of snowfall, respectively, per year for the past five ski seasons, including the 2000/01 ski season. As a result of their historic natural snowfall, their snowmaking capabilities in terms of trail coverage are considerably less extensive than at Bear Mountain, Waterville Valley, Loon Mountain or Mt. Cranmore. However, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period, and therefore, the timing and extent of natural snowfall can significantly impact operating conditions.

     The Company's results of operations are also highly dependent on the Company's ability to compete in each of the large regional ski markets in which it operates. Management estimates that at Northstar and Sierra approximately 70% of the 2000/01 ski season total skier days were attributable to residents of the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions. At Bear Mountain, roughly 90% of the 2000/01 ski season total skier days were attributable to residents of the Los Angeles, Orange County and San Diego metropolitan regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, more than 75% of the 2000/01 ski season total skier days were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 2000/01 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region.

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

     A significant portion of total operating costs at the Company's resorts are variable, consisting primarily of retail and food service cost of sales, utilities and labor expense. These variable costs can fluctuate significantly based upon skier days and seasonal factors. The Company's resorts utilize significant energy resources in their respective operations, including power for operating lifts and snowmaking equipment. Volatility in the availability and cost of energy resources at the Company's resorts could have a material adverse effect on the Company's results of operations in future periods. With the exception of certain management, administrative and maintenance personnel, all of the Company's employees are compensated on an hourly basis. Management believes a key element to maximizing profitability during the winter season is to closely monitor staffing requirements and to adjust staffing levels when skier volumes or seasonal needs dictate.

Results of Operations of the Company

     Overview

     The Company's results of operations are significantly impacted by weather conditions. For the 1999/00 ski season, Northstar and Sierra experienced unseasonably dry weather and a lack of natural snowfall during November, December and the first part of January, which significantly impacted terrain availability at these resorts during such period. However, snowfall for these resorts returned to more normal levels during the later half of January and February 2000. Although snowfall levels during the 2000/01 ski season in the Lake Tahoe area were significantly less than historical averages, both Northstar and Sierra benefited from generally improved trail coverage and conditions during the 2000 Christmas holiday period and early January 2001. In addition, Sierra opened early on November 3, 2000, as compared to November 24, 1999 for the 1999/00 ski season. For the 1999/00 ski season, Bear Mountain experienced a lack of natural snowfall through mid February due to dry weather in Southern California, although snowstorm activity picked up considerably in the second half of February and March 2000. For the 2000/01 ski season, snowfall levels at Bear Mountain were more consistent with historical levels, and snowmaking conditions were generally more favorable than in the first half of the 1999/00 ski season. The Company's New Hampshire resorts experienced variable temperatures and a lack of significant natural snowfall through the middle of January of the 1999/00 ski season. For the 2000/01 ski season, temperatures in the Northeast were generally colder than the previous year, which enabled more efficient snowmaking production at the Company's New Hampshire resorts. In addition, natural snowfall for the 2000/01 season at each of the New Hampshire resorts was higher than the prior year, resulting in significantly improved conditions, particularly during the early and later parts of the season. Conditions at the Summit for the 2000/01 season were relatively poor due to lower than average snowfall and periods of rain for much of January through April 2001, as compared to generally favorable weather conditions experienced during much of the 1999/00 season.

     The Company sold the assets associated with the Grand Targhee resort on June 20, 2000. Grand Targhee contributed resort operations revenues of $4,067,000 and $7,292,000, and income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales ("EBITDA") of $1,607,000 and $2,531,000, for the three and six months ended April 28, 2000, respectively.

     Three Months Ended April 27, 2001 Compared to the Three Months Ended April 28, 2000

     Total revenue for the three months ended April 27, 2001 was $63,559,000, a decrease of $1,856,000, or 3%, over the Company's revenues for the three months ended April 28, 2000. There were no revenues generated by the real estate and other segment for the three month periods ended April 27, 2001 and April 28, 2000.

     The table below summarizes the sources of the Company's revenues from resort operations for the three months ended April 27, 2001 and April 28, 2000. The information for the three months ended April 28, 2000 includes the operating results of the Grand Targhee resort, which was sold in June 2000.

                               Three Months Ended
                               ----------------------             Percentage
                               April 27,    April 28,   Increase   Increase
                                 2001         2000     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                 (In thousands)


   Lift Tickets...............  $ 27,568     $ 27,852    $   (284)        (1)%
   Season Passes..............     7,217        6,625         592          9
   Snow School................     5,159        5,082          77          2
   Equipment Rental...........     6,044        5,690         354          6
   Retail.....................     2,611        2,942        (331)       (11)
   Food and Beverage..........     9,611        9,999        (388)        (4)
   Other......................     4,549        5,625      (1,076)       (19)
                               ---------    ---------   ---------  ---------
   Revenues from Resort
     Operations before Paid
     Skier Visit Insurance....    62,759       63,815      (1,056)        (2)
   Paid Skier Visit Insurance.       800        1,600        (800)       (50)
                               ---------    ---------   ---------  ---------
   Total Resort Operations
     Revenues.................  $ 63,559     $ 65,415    $ (1,856)        (3)
                               =========    =========   =========  =========


     Total skier visits generated by each of the Company's resorts for the three months ended April 27, 2001 and April 28, 2000 were as follows:

                               Three Months Ended
                               ----------------------             Percentage
                               April 27,    April 28,   Increase   Increase
                                 2001         2000     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                 (In thousands)


   Northstar..................       305          316         (11)        (3)%
   Sierra.....................       220          222          (2)        (1)
   Bear Mountain..............       180          158          22         14
   Waterville Valley..........       137          129           8          6
   Mt. Cranmore...............        81           70          11         16
   Loon Mountain..............       251          194          57         29
   The Summit.................       264          265          (1)         -
                                  -------      -------     -------    -------
   Current Resorts............     1,438        1,354          84          6
   Grand Targhee..............         -           79         (79)      (100)
                                  -------      -------     -------    -------
                                   1,438        1,433           5          -
                                  =======      =======     =======    =======

     For the 2000/01 season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies have a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies require the insured to experience monthly and/or annual snowfall amounts below certain agreed upon levels before a claim can be filed for the decline in paid skier visits. In the accompanying consolidated statement of operations for the three months ended April 27, 2001, the Company has recorded resort operating revenues of $800,000 for expected proceeds from claims attributable to lower than agreed-upon cumulative paid skier visits and snowfall levels under the Summit and Waterville Valley policies. The Company has filed claims under these two policies, which are subject to the review and approval of the insurance underwriters.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. Resort operations revenues for the three months ended April 28, 2000 included claims revenues of $1,600,000 under the 1999/00 paid skier visit insurance policies.

     Resort operating revenues, excluding the effect of paid skier visit insurance, were $62,759,000 for the three months ended April 27, 2001, a decrease of $1,056,000, or 2%, from the comparable revenues for the 2000 period. Revenues for Northstar and Sierra increased by $116,000 and $247,000, respectively, primarily due to higher skier revenue yields and additional season pass sales. Revenues for Bear Mountain increased by $1,619,000 due to higher skier visits, additional season pass sales and improved per skier revenue yields. Revenues for Waterville Valley, Mt. Cranmore and Loon Mountain increased by $327,000, $409,000 and $503,000, respectively, due principally to higher skier visits. Offsetting these increases was the effect of the divestiture of the Grand Targhee resort, which contributed revenues of $4,067,000 for the 2000 period. In addition, revenues at the Summit decreased by $210,000 in the current period, primarily due to changes in the mix of skier visits.

     Cost of sales for resort operations for the three months ended April 27, 2001 were $28,498,000, a decrease of $976,000, or 3%, as compared to the 2000 period. The decrease was primarily the result of the effect of the divestiture of the Grand Targhee resort, which incurred $2,176,000 in cost of sales in the 2000 period. Offsetting the decrease due to the divestiture of Grand Targhee were cost increases associated with the following: more normalized operations at Bear Mountain and the Company's New Hampshire resorts due to improved snowfall and terrain conditions; the effect of wage pressures due to the competitive labor markets in the areas of the Company's resorts and statutory changes affecting wage rates and overtime regulations in California; the effect of higher utility and fuel prices; additional operating costs associated with the launch of the new Lookout Mountain terrain expansion at Northstar; and normal inflationary factors.

     Selling, general and administrative expenses for the three months ended April 27, 2001 were $6,778,000, including $256,000 in general and administrative costs associated with the real estate and other segment. Selling, general and administrative expenses for the 2001 period decreased by $177,000, or 3%, as compared to the 2000 period. The decrease was primarily the result of the effect of the divestiture of the Grand Targhee resort, which incurred $285,000 in selling, general and administrative expense in the 2000 period.

     Operating income for the three months ended April 27, 2001 was $22,139,000, a decrease of $1,110,000 from the operating income generated for the 2000 period, as a result of the factors discussed above.

     Interest expense for the three months ended April 27, 2001 totaled $4,067,000, a decrease of $349,000 from the Company's interest expense for the three months ended April 28, 2000. The decrease was primarily the result of a decrease in borrowing levels under the Company's Senior Credit Facility in the 2001 period, as well as the effect of the repurchase of $8,000,000 aggregate principal amount of Senior Notes during the six months ended April 27, 2001.

     As of October 27, 2000, the Company had estimated net operating loss carryforwards of approximately $74.5 million for federal income tax reporting purposes, which expire between 2012 and 2020. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 2, 2001. Accordingly, during the three months ended April 27, 2001, no income tax provision has been provided.

     The Company recognized an extraordinary gain on the early retirement of debt of $747,000 for the three months ended April 27, 2001 as a result of the repurchase of Senior Notes.

     The Company's net income for the three months ended April 27, 2001 was $18,613,000, an improvement of $105,000 from the net income of $18,508,000 generated for the three months ended April 28, 2000, as a result of the factors discussed above.

     Total EBITDA for the three months ended April 27, 2001 was $28,283,000, a decrease of $703,000, or 2%, from the EBITDA of $28,986,000 generated for the three months ended April 28, 2000. Resort operations contributed EBITDA of $28,539,000 for the 2001 period as compared to $28,986,000 for the 2000 period, a decrease of $447,000. Excluding the effect of the Grand Targhee resort on the 2000 period, resort operations EBITDA for the 2001 period increased by $1,160,000, or 4%, over the 2000 period. Real estate and other operations incurred an EBITDA loss of $256,000 for the 2001 period. There were no real estate and other activities during the 2000 period.

     Six Months Ended April 27, 2001 Compared to the Six Months Ended April 28, 2000

     Total revenue for the six months ended April 27, 2001 was $112,522,000, an increase of $2,393,000, or 2%, over the Company's revenues for the six months ended April 28, 2000. Revenues from resort operations for the 2001 period were $112,522,000, an increase of $3,238,000, or 3%, as compared to the 2000 period. Revenues from real estate operations for the six months ended April 28, 2000 were $845,000, which were due to the close of escrow on three lots within Phases 4 and 4A of the Big Springs development located at Northstar. There were no revenues generated by the real estate and other segment for the six months ended April 27, 2001.

     The table below summarizes the sources of the Company's revenues from resort operations for the six months ended April 27, 2001 and April 28, 2000. The information for the six months ended April 28, 2000 includes the operating results of the Grand Targhee resort, which was sold in June 2000.

                                Six Months Ended
                               ----------------------             Percentage
                               April 27,    April 28,   Increase   Increase
                                 2001         2000     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                 (In thousands)


   Lift Tickets...............  $ 49,128     $ 44,328    $  4,800         11%
   Season Passes..............    12,838       11,622       1,216         10
   Snow School................     8,958        7,976         982         12
   Equipment Rental...........    10,320        8,812       1,508         17
   Retail.....................     4,809        4,975        (166)        (3)
   Food and Beverage..........    16,476       15,736         740          5
   Other......................     8,239        9,235        (996)       (11)
                               ---------    ---------   ---------  ---------
   Revenues from Resort
     Operations before Paid
     Skier Visit Insurance....   110,768      102,684       8,084          8
   Paid Skier Visit Insurance.     1,754        6,600      (4,846)       (74)
                               ---------    ---------   ---------  ---------
   Total Resort Operations
     Revenues.................  $112,522     $109,284    $  3,238          3
                               =========    =========   =========  =========

     Total skier visits generated by each of the Company's resorts for the six months ended April 27, 2001 and April 28, 2000 were as follows:

                                Six Months Ended
                               ----------------------             Percentage
                               April 27,    April 28,   Increase   Increase
                                 2001         2000     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                 (In thousands)


   Northstar..................       519          477          42          9%
   Sierra.....................       391          310          81         26
   Bear Mountain..............       333          251          82         33
   Waterville Valley..........       235          204          31         15
   Mt. Cranmore...............       129          100          29         29
   Loon Mountain..............       385          304          81         27
   The Summit.................       508          504           4          1
                                  -------      -------     -------    -------
   Current Resorts............     2,500        2,150         350         16
   Grand Targhee..............         -          137        (137)      (100)
                                  -------      -------     -------    -------
                                   2,500        2,287         213          9
                                  =======      =======     =======    =======

     In the accompanying consolidated financial statements as of and for the six months ended April 27, 2001, the Company has recorded a receivable and resort operating revenues of $1,500,000 for expected proceeds from claims attributable to lower than agreed-upon cumulative paid skier visits and snowfall levels under paid skier visit insurance policies in place for the 2000/01 season for the Summit and Waterville Valley. The Company has filed claims under these two policies, which are subject to the review and approval of the insurance underwriters.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. Resort operations revenues for the six months ended April 28, 2000 included estimated claims revenues of $6,600,000. For the six months ended April 27, 2001, resort operations revenues included $254,000 for additional claim recoveries which were received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000 of $6,600,000.

     Resort operating revenues, excluding the effect of paid skier visit insurance, were $110,768,000 for the six months ended April 27, 2001, an increase of $8,084,000, or 8%, from the comparable revenues for the 2000 period. Revenues for Northstar and Sierra increased by $3,755,000 and $3,763,000, respectively, primarily due to higher skier visits. Revenues for Bear Mountain increased by $4,398,000 due to higher skier visits, additional season pass sales and improved per skier revenue yields. Revenues for Waterville Valley, Mt. Cranmore and Loon Mountain increased by $1,064,000, $1,060,000 and $1,160,000, respectively, due principally to higher skier visits, partially offset by reduced yields due to changes in the mix of skier visits. Revenues at the Summit increased by $176,000 due to higher season pass sales and a slight increase in skier visits. Offsetting these increases was the effect of the divestiture of the Grand Targhee resort, which contributed revenues of $7,292,000 during the six months ended April 28, 2000.

     Cost of sales for resort operations for the six months ended April 27, 2001 were $56,671,000, an increase of $1,052,000, or 2%, as compared to the 2000 period. The increase was primarily the result of increased payroll and operating expenses as a result of the more normalized operations, increase in business volumes and extended seasons at the California and New Hampshire resorts due to improved snowfall and terrain conditions. In addition, the following items also contributed to the increase: wage pressures due to the competitive labor markets in the areas of the Company's resorts and statutory changes affecting wage rates and overtime regulations in California; higher utility and fuel prices; additional operating costs associated with the launch of the new Lookout Mountain terrain expansion at Northstar; increased snowmaking costs due to higher snowmaking production; and normal inflationary factors. Offsetting these increases was the effect of the divestiture of the Grand Targhee resort, which incurred $4,144,000 in cost of sales in the 2000 period.

     Selling, general and administrative expenses for the six months ended April 27, 2001 were $14,176,000, including $398,000 in general and administrative costs associated with the real estate segment. Selling, general and administrative expenses for the 2001 period increased by $571,000, or 4%, as compared to the 2000 period. The increase was primarily the result of normal inflationary factors and sales and marketing initiatives at the Company's resorts, marketing and promotional activities associated with the launch of the Lookout Mountain terrain expansion at Northstar. Offsetting these increases was the effect of the divestiture of the Grand Targhee resort, which incurred $617,000 in selling, general and administrative expense in the 2000 period.

     Cost of sales for real estate and timber operations for the six months ended April 28, 2000 was $333,000, including noncash cost of real estate sales of $331,000, as a result of the close of escrow on three lots within Phases 4 and 4A of the Big Springs development located at Northstar. There were no real estate sales during the six months ended April 27, 2001.

     Operating income for the six months ended April 27, 2001 was $29,649,000, an increase of $307,000, or 1%, over the operating income generated for the 2000 period, as a result of the factors discussed above.

     Interest expense for the six months ended April 27, 2001 totaled $8,463,000, a decrease of $778,000 from the Company's interest expense for the six months ended April 28, 2000. The decrease was primarily the result of a decrease in borrowing levels under the Company's Senior Credit Facility in the 2001 period, as well as the effect of the repurchase of $8,000,000 aggregate principal amount of Senior Notes during the six months ended April 27, 2001.

     As of October 27, 2000, the Company had estimated net operating loss carryforwards of approximately $74.5 million for federal income tax reporting purposes, which expire between 2012 and 2020. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 2, 2001. Accordingly, during the six months ended April 27, 2001, no income tax provision has been provided.

     The Company recognized an extraordinary gain on the early retirement of debt of $1,723,000 for the six months ended April 27, 2001 as a result of the repurchase of Senior Notes.

     The Company's net income for the six months ended April 27, 2001 was $22,476,000, an improvement of $2,970,000, or 15%, from the net income of $19,506,000 generated for the six months ended April 28, 2000, as a result of the factors discussed above.

     Total EBITDA for the six months ended April 27, 2001 was $41,675,000, an increase of $772,000, or 2%, over the EBITDA of $40,903,000 for the six months ended April 28, 2000. Resort operations contributed EBITDA of $42,073,000 for the 2001 period as compared to $40,060,000 for the 2000 period, an increase of $2,013,000 or 5%. Excluding the effect of the Grand Targhee resort on the 2000 period, resort operations EBITDA for the 2001 period increased by $4,544,000, or 12%, over the 2000 period. Real estate and other operations incurred an EBITDA loss of $398,000 for the 2001 period as compared to EBITDA generated from real estate and other operations of $843,000 for the 2000 period.

Liquidity and Capital Resources

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash and cash equivalents, cash flow from operations and borrowing availability under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility provides for borrowing availability of up to $25 million during the term of such facility, which expires on March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to certain amounts maintained by the Company in certain depository accounts with Fleet National Bank, for a period of 60 consecutive days each year commencing between February 1 and February 28. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures and to build retail and other inventories prior to the start of the skiing season and for other cash requirements. As of April 27, 2001, there were no outstanding borrowings under the Senior Credit Facility.

     The Company had a net working capital deficit of $4.4 million as of April 27, 2001 (excluding $9.9 million of unearned revenue and deposits from resort and real estate operations, which will not require cash spending to settle such liabilities), which will negatively affect liquidity during the remainder of 2001.

     The Company generated cash from operating activities of $28.4 million for the six months ended April 27, 2001 as compared to $28.1 million for the six months ended April 28, 2000.

     Cash used in investing activities totaled $6.4 million and $7.9 million for the six months ended April 27, 2001 and April 28, 2000, respectively. The amounts for the 2001 and 2000 periods primarily reflect capital expenditures for the purchase of property and equipment.

     Cash used in financing activities totaled $14.6 million and $20.0 million for the six months ended April 27, 2001 and April 28, 2000, respectively. The amounts for the 2001 and 2000 periods primarily reflect repayments on the Senior Credit Facility and long-term debt.

     The Company's capital expenditures for property and equipment during the six months ended April 27, 2001 were approximately $9.2 million (including $3.3 million of grooming and lift equipment acquired through capital lease arrangements and other debt). Management anticipates that capital expenditures for the remainder of fiscal 2001 will range from $7.0 million to $8.0 million, including approximately $4.5 million for maintenance capital expenditures and the remainder for expansion projects, planning and approvals. Significant expansion projects currently planned or underway at Northstar for fiscal 2001 include: (a) snowmaking system improvements, (b) expanded rental equipment and skier services facilities, and (c) new restaurant facilities. The Company's expansion planning and approval activities primarily relate to preliminary planning for certain fiscal 2002 capital projects at Northstar and on-going efforts to obtain approvals for a terrain expansion at Loon Mountain. Depending upon the timing of certain construction projects, expenditures for real estate held for development and sale are anticipated to range from $2.0 million to $3.0 million in fiscal 2001. Management anticipates that maintenance capital expenditures for its fiscal 2002 capital program will range from $5.0 million to $6.0 million. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and borrowings under the Senior Credit Facility.

     Commitments for future capital expenditures at April 27, 2001 were approximately $2.7 million and primarily related to planned real estate improvements and 2001/02 ski season rental equipment and uniforms.

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

     During the six months ended April 27, 2001, the Company repurchased $8,000,000 aggregate principal amount of Senior Notes for $5,990,000. After giving effect to the write-off of related deferred financing costs of $287,000, the Company recognized an extraordinary gain of $1,723,000.

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

     In addition, the Senior Credit Facility and the Indenture governing the Company's Senior Notes each contain covenants that, among other things, significantly limit the Company's ability to obtain additional sources of capital and may affect the Company's liquidity. These covenants limit the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any other person, or transfer all or substantially all of the assets of the Company. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer.

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

     The Company believes that inflation has had little effect on its historical results of operations and any impact on costs has been largely offset by increased pricing.

Seasonality

     The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company's results of operations are, in turn, significantly dependent on favorable weather conditions and other factors beyond the Company's control. The Company has sought to partially mitigate the downside risk of its seasonal business by purchasing paid skier visit insurance policies. For the 2000/01 ski season, the Company purchased paid skier visit policies covering its Bear Mountain, Waterville Valley, Summit and Loon Mountain resorts. However, these policies do not fully protect these resorts against poor weather conditions or other factors that could adversely affect their operations, and there can be no assurance that such policies will be available in the future on commercially viable terms or at all.

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

     A substantial portion of the real property associated with the Loon Mountain resort is likewise used under United States Forest Service permits. In 1993, the United States Forest Service authorized various lift, trail and snowmaking improvements on Loon Mountain and an expansion onto South Mountain. In 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") overturned this authorization on the ground that the United States Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). Certain improvements, including a snowmaking pipeline and part of the expansion, had been constructed before the First Circuit ruled. On May 5, 1997, the United States District Court for the District of New Hampshire (the "District Court") entered a stipulated order which authorized existing improvements to remain in place and existing operations to continue but generally prohibited future construction, restricted use of a major snowmaking water source, and required certain water discharge permits to be pursued, pending United States Forest Service reconsideration of the projects under NEPA. These authorizations and limitations were incorporated into the final order issued by the District Court on December 11, 1998, and will remain in effect until the United States Forest

Service completes its NEPA review and issues a new decision. On February 12, 1999, the District Court agreed that the United States Forest Service may combine this NEPA review with its evaluation and analysis of the existing snowmaking pipeline. The United States Forest Service issued a draft Environmental Impact Statement in January 2001. Based on discussions with the United States Forest Service, the Company expects final NEPA documentation to be issued during the second half of 2001.

     In August 1997, the United States Forest Service authorized the Loon Mountain resort to construct a new snowmaking pipeline across permitted land. The United States Forest Service found that such construction was consistent with the District Court order and enabled the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline was completed, its use was challenged by private parties who asserted that the United States Forest Service violated NEPA. On January 20, 1998, the District Court issued a decision finding that the United States Forest Service violated NEPA in failing to address the potential for the new pipeline to increase the amount of snow made and any associated environmental effects. On March 10, 1998, the District Court issued a series of further orders which, among other things, directed the United States Forest Service to re-evaluate the pipeline and enjoined Loon Mountain from using the pipeline pending further action by the court. On July 2, 1998, the United States Forest Service issued a new decision approving the pipeline, which was challenged by several private parties, who again asserted that it violated NEPA. The United States Forest Service subsequently withdrew its decision authorizing the pipeline to conduct further review and the District Court consolidated the lawsuits concerning the pipeline. On November 19, 1998, the District Court modified the injunction, allowing Loon Mountain to use the pipeline to withdraw and convert 159.7 million gallons of water per ski season into snow while the United States Forest Service further reviewed the pipeline under NEPA. On February 12, 1999, the District Court issued a final order, which dismissed the consolidated lawsuit concerning the pipeline in light of the United States Forest Service's decision to conduct further review of the pipeline, and specified that the limitation on pipeline usage will continue until that review is completed and a new decision is issued. Such order remains in effect until the additional NEPA documentation is completed and the United States Forest Service issues a new decision on the pipeline, which is currently to occur during the second half of 2001.

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

     Bear Mountain operates in an area subject to an air emissions reduction program and regulated by the South Coast Air Quality Management District ("SCAQMD") in California. For the past several years, the Company anticipated that Bear Mountain would eventually be required to participate in an emission credit program whereby Bear Mountain would be permitted to operate its diesel-fueled snowmaking compressor engines if it acquired "banked" emission credits from SCAQMD-regulated facilities which had already implemented nitrogen oxide emission reduction programs. However, the Company has been notified that SCAQMD will not allow Bear Mountain to participate in the emission credits program and, further, that Bear Mountain's applications to operate the engines were denied because they were not equipped with the "Best Available Control Technology," thus violating SCAQMD rules. Bear Mountain intends to seek compliance as quickly as feasible by either replacing the engines with electric compressors and taking all steps necessary to acquire or generate the electrical power therefor, or modifying or replacing the compressor engines to be otherwise compliant (the "Alternatives"). Recognizing the importance of the current compressor engines to Bear Mountain's operations, SCAQMD and Bear Mountain agreed to a Stipulated Order for Abatement whereby Bear Mountain is subject to certain requirements including investigating and implementing the Alternatives according to a particular timeline through 2002, record keeping and reporting to SCAQMD, payment of certain usage fees, and particular interim operational dictates concerning the engines. Pursuant to the Stipulated Order of Abatement, Bear Mountain is required to implement an Alternative by October 15, 2002. Depending on the Alternative selected and the manner in which it is implemented, the resolution of this matter may require material capital expenditures for new equipment. However, no assurance can be made regarding the outcome or timing of resolution of this matter.

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

     In connection with the merger with Loon Mountain Recreation Corporation ("LMRC"), certain shareholders of LMRC (the "LMRC Shareholder Plaintiffs") filed a lawsuit against LMRC and its former directors alleging breach of fiduciary duty and against the Company alleging that the Company failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute") in connection with the transaction. The two lawsuits were consolidated in the Superior Court of Grafton County, New Hampshire. Prior to the filing of the lawsuit against the Company, the Company received a "no action" order from the Bureau of Securities Regulation, New Hampshire Department of State (the "Bureau") finding that the Takeover Statute was inapplicable to the proposed merger. The LMRC Shareholder Plaintiffs' initial request for a preliminary injunction prohibiting the Company (or its affiliates) from proceeding with the LMRC merger was denied by the court. Before the litigation proceeded further, and prior to the merger, the parties to the merger agreement amended such agreement. The Company then obtained an additional order by the Bureau that the Takeover Statute did not apply to the merger transaction. The Company answered the LMRC Shareholder Plaintiffs' petition and filed a motion to dismiss the LMRC Shareholder Plaintiffs' action against the Company asserting that the Takeover Statute did not apply to the transaction as a matter of law. The court initially denied the Company's motion to dismiss but granted the motion to dismiss upon reconsideration. The LMRC Shareholder Plaintiffs appealed the dismissal to the New Hampshire Supreme Court and oral arguments were originally heard in January of 2000. A New Hampshire Supreme Court decision was never entered following the hearing and the court now suffers from a lack of quorum. The LMRC Shareholder Plaintiffs have moved to disqualify two New Hampshire Supreme Court justices from deciding the case and the Company expects the case to be scheduled for reargument following a decision on such motion. Potential remedies under the Takeover Statute include money damages and rescission of the transaction. While the Company does not believe the LMRC Shareholder Plaintiffs will prevail in their actions, no assurances can be made regarding the outcome of these actions.

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

     In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened in the lawsuit. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff, along with the intervening environmental group, (collectively or individually, the "Environmental Plaintiffs") appealed. In December 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") reversed the District Court decision and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. The District Court then entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the original Forest Service approval to their preexisting condition if not ultimately re-approved by the Forest Service. This order remains in effect until the supplemental NEPA process is completed. Based on discussions with the Forest Service, the Company expects final NEPA documentation to be issued during the second half of 2001. The Company can give no assurance regarding the timing or outcome of such process.

     The Environmental Plaintiffs also filed a motion asking the District Court to impose against LMRC a CWA civil penalty of $5,550,125 and attorney's fees and costs in connection with LMRC's discharges into Loon Pond during its snowmaking operations for the 1996/97 ski season and prior years. In connection with the merger with LMRC, the Company obtained a specific insurance policy providing $4.5 million of coverage (above a $1.2 million deductible) to cover any civil penalties, fees and costs that the District Court may assess against LMRC. The discharge at issue involved water transfers from the East Branch of the Pemigewasset River and drain back from the snowmaking system into Loon Pond. The District Court dismissed the claim for civil penalties and attorney's fees under the CWA, and one of the Environmental Plaintiffs appealed to the First Circuit. The appeal was stayed to permit settlement negotiations, and these negotiations concluded with the execution of a settlement agreement between the appellant, LMRC and Loon Realty Corp. effective as of February 22, 2001. In accordance with the terms of the agreement, the appellant's claims against LMRC were dismissed on March 14, 2001.

     In 1997, the Environmental Plaintiffs filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. LMRC intervened in the lawsuit. The District Court held that the Forest Service had violated NEPA by failing to consider the potential effects of an increase in snowmaking capacity. The District Court then enjoined Loon Mountain from using the pipeline but later modified the injunction to permit LMRC to use the pipeline provided that, among other things, it does not make snow in excess of the historic production level utilizing 159.7 million gallons per ski season. On February 12, 1999, the District Court dismissed the pipeline litigation and allowed the Forest Service to combine its NEPA analysis of the pipeline with the pending NEPA analysis of the South Mountain expansion. The injunction authorizing LMRC to use the pipeline to supply water for making historical levels of snow remains in place until the additional NEPA documentation is completed and the Forest Service issues a new decision on the pipeline, which is currently expected to occur during the second half of 2001.

     Effective February 22, 2001, both Environmental Plaintiffs have entered into settlement agreements with LMRC, which resolve all issues among them relating to LMRC's prior operations and current proposal for near term expansion and upgrading of the Loon Mountain resort. Among other things, these agreements impose certain restrictions on the operation of the resort and the future development of certain private land at the resort.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

     a. Exhibits

        None.

     b. Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended April 27, 2001.

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



June 4, 2001