Form 10-Q
period 2001-07-27
BOOTH CREEK SKI HOLDINGS INC
filed 2001-09-07
CIK 1037253

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE  SECURITIES  EXCHANGE ACT OF 1934 For the  quarterly period ended July 27, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     As of August 24, 2001, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

===============================================================================

                         TABLE OF CONTENTS



Item                                                        Page Number

                  PART I - FINANCIAL INFORMATION

 1.   Financial Statements....................................    1

 2.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations.....................    8

 3.   Quantitative and Qualitative Disclosures about
      Market Risk.............................................   19

                    PART II - OTHER INFORMATION

 1.   Legal Proceedings.......................................   20

 6.   Exhibits and Reports on Form 8-K........................   22

      Signatures..............................................   23

===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                             July 27,  October 27,  July 28,
                                               2001       2000        2000
                                            ---------- ---------- ----------
                  ASSETS                    (Unaudited)           (Unaudited)
Current assets:
  Cash.....................................   $    845   $    696   $    852
  Accounts receivable, net of allowance of
   $58, $28 and $47, respectively..........      1,272      1,929      1,215
  Insurance proceeds receivable............      1,500      4,070      6,600
  Inventories..............................      1,841      2,106      2,001
  Prepaid expenses and other current assets        948      1,194        727
                                            ---------- ---------- ----------
Total current assets.......................      6,406      9,995     11,395

Property and equipment, net................    140,929    145,746    144,448
Real estate held for development and sale        7,293      6,566      9,074
Deferred financing costs, net of
  accumulated amortization of $4,888,
  $4,162 and $3,881, respectively..........      4,327      5,338      5,570
Timber rights and other assets.............      6,169      5,937      7,840
Goodwill, net of accumulated amortization
  of $10,694, $8,937 and $8,353
  respectively.............................     23,724     25,481     26,136
                                            ---------- ---------- ----------
Total assets...............................   $188,848   $199,063   $204,463
                                            ========== ========== ==========
   LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Senior credit facility...................   $  3,425   $  6,352   $ 10,947
  Current portion of long-term debt........      2,042      1,356      1,475
  Accounts payable and accrued liabilities.     29,606     33,915     31,863
                                            ---------- ---------- ----------
Total current liabilities..................     35,073     41,623     44,285

Long-term debt.............................    128,676    136,790    136,682
Other long-term liabilities................        760        785         25
Commitments and contingencies
Preferred stock of subsidiary; 28,000
  shares authorized, 10,000 shares issued
  and outstanding at July 27, 2001
  (13,000 shares and 14,000 shares at
  October 27, 2000 and July 28, 2000,
  respectively); liquidation preference and
  redemption value of $1,262 at
  July 27, 2001............................      1,262      1,638      1,763
Shareholder's equity:
  Common stock, $.01 par value; 1,000
   shares authorized, issued and
   outstanding.............................       -           -          -
  Additional paid-in capital...............    72,000      72,000     72,000
  Accumulated deficit......................   (48,923)    (53,773)   (50,292)
                                            ---------   --------- ----------
Total shareholder's equity.................    23,077      18,227     21,708
Total liabilities and shareholder's         ---------   --------- ----------
  equity...................................  $188,848    $199,063   $204,463
                                            =========   ========= ==========

                             See accompanying notes.
===============================================================================

                          BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                Three Months Ended         Nine Months Ended
                               ---------------------     ---------------------
                               July 27,    July 28,      July 27,    July 28,
                                 2001        2000          2001        2000
                               ---------   ---------     ---------   ---------
                                                  (Unaudited)
Revenue:
  Resort operations..........     $3,498      $4,331       $116,020   $113,615
  Real estate and other......        190         748            190      1,593
                               ---------   ---------      ---------  ---------
Total revenue................      3,688       5,079        116,210    115,208

Operating expenses:
  Cost of sales - resort
   operations................      6,678       6,779         63,349     62,398
  Cost of sales - real estate
   and other.................        167         375            167        708
  Depreciation and depletion.      5,411       5,180         16,247     15,204
  Amortization of goodwill and
   other intangible assets...        595         601          1,785      1,807
  Selling, general and
   administrative expense....      4,320       3,867         18,496     17,472
                               ---------   ---------      ---------  ---------
Total operating expenses.....     17,171      16,802        100,044     97,589
                               ---------   ---------      ---------  ---------
Operating income(loss).......    (13,483)    (11,723)        16,166     17,619


Other income (expense):
  Interest expense...........     (4,007)     (4,582)       (12,470)   (13,823)
  Amortization of deferred
  financing costs............       (239)       (328)          (726)      (803)
  Gain on sale of Grand
  Targhee resort.............          -         389              -        389
  Other income (expense).....        133         (96)           256       (117)
                               ---------   ---------      ---------  ---------
  Total other income
  (expense),net..............     (4,113)     (4,617)       (12,940)   (14,354)
                               ---------   ---------      ---------  ---------

Income(loss)before minority
  interest and extraordinary
  item.......................    (17,596)    (16,340)         3,226      3,265

Minority interest............        (30)        (42)           (99)      (141)
                               ---------   ---------      ---------  ---------
Income before extraordinary
 item........................    (17,626)    (16,382)         3,127      3,124

Extraordinary gain on early
 retirement of debt..........        -           -            1,723         -
                               ---------   ---------      ---------  ---------
Net income(loss).............  $ (17,626)   $(16,382)        $4,850     $3,124
                               =========   =========      =========  =========

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Nine Months Ended
                                                -------------------------------
                                                  July 27,           July 28,
                                                    2001               2000
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net income.....................................   $   4,850         $    3,124
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion..................      16,247             15,204
   Amortization of goodwill and other
    intangible assets .........................       1,785              1,807
   Noncash cost of real estate sales ..........           -                351
   Amortization of deferred financing costs ...         726                803
   Gain on sale of Grand Targhee resort........           -               (389)
   Minority interest...........................          99                141
   Extraordinary gain
    on early retirement of debt................      (1,723)                 -
   Changes in operating assets and liabilities,
   net of divestiture:
    Accounts receivable .......................         657                348
    Insurance proceeds receivable..............       2,570             (4,801)
    Inventories ...............................         265                499
    Prepaid expenses and other current assets..         246                203
    Accounts payable and accrued liabilities...      (4,309)             2,858
    Other long-term liabilities ...............         (25)               (25)
                                                -------------     -------------
Net cash provided by operating activities......      21,388             20,123

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (8,029)           (14,533)
Proceeds on sale of Grand Targhee resort.......          -              11,422
Capital expenditures for real estate
 held for development and sale ................        (727)              (574)
Other assets ..................................        (344)              (576)
                                                -------------     -------------
Net cash used in investing activities .........      (9,100)            (4,261)

Cash flows from financing activities:
Net repayments of senior credit facility ......      (2,927)           (12,088)
Principal payments of long-term debt ..........      (8,735)            (2,570)
Deferred financing costs ......................          (2)              (302)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................        (475)              (511)
                                                -------------     -------------
Net cash used in financing activities .........     (12,139)           (15,471)
                                                -------------     -------------
Increase in cash ..............................         149                391

Cash at beginning of period ...................         696                461
                                                -------------     -------------
Cash at end of period ......................... $       845       $        852
                                                =============     =============

                             See accompanying notes.

                        BOOTH CREEK SKI HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 27, 2001


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

     The Company divested the Grand Targhee ski resort ("Grand Targhee") on June 20, 2000. Grand Targhee contributed resort operations revenues of $7,367,000 and income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales ("EBITDA") of $2,229,000 for the nine months ended July 28, 2000. For the three months ended July 28, 2000, Grand Targhee contributed resort operations revenues of $75,000 and incurred an EBITDA loss of $302,000.

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

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

     The accompanying consolidated financial statements as of July 27, 2001 and July 28, 2000 and for the three and nine month periods then ended are unaudited, but include all adjustments (consisting only of normal, recurring adjustments and adjustments to recognize the extraordinary gain on early retirement of debt during the nine months ended July 27, 2001) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at July 27, 2001 and July 28, 2000, and its operating results and cash flows for the three and nine month periods then ended. Due to the highly seasonal nature of the Company's business, the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2000.

Cash

     Included in cash at July 27, 2001 is restricted cash of $643,000, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

Pending Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement.

     The Company anticipates applying the new rules on accounting for goodwill commencing in the first fiscal quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $2,340,000 per year. The Company will perform the first of the required impairment tests of goodwill at the beginning of fiscal 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                        BOOTH CREEK SKI HOLDINGS, INC.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Insurance Proceeds Receivable

     For the 2000/01 ski season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies have a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies require the insured to experience monthly and/or annual snowfall amounts below certain agreed upon levels before a claim can be filed for the decline in paid skier visits. In the accompanying consolidated financial statements as of and for the nine months ended July 27, 2001, the Company has recorded a receivable and resort operating revenues of $1,500,000 for expected claims attributable to lower than agreed-upon cumulative paid skier visits and snowfall levels for the 2000/01 season under the Summit and Waterville Valley policies. The Company has filed claims under these two policies, which are currently being reviewed by the insurance underwriters.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. Resort operations revenues for the nine months ended July 28, 2000 included estimated claims revenues of $6,600,000 under such policies. For the nine months ended July 27, 2001, resort operations revenues included $254,000 for additional claim recoveries which were received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000 of $6,600,000.

3. Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities consist of the following:

                                          July 27,   October 27,   July 28,
                                            2001        2000         2000
                                        ---------    ---------   ---------
                                                  (In thousands)
   Accounts payable...................    $2,828        $7,958      $3,706
   Accrued compensation and benefits..     4,023         4,002       3,564
   Taxes other than income............       979         1,157         799
   Unearned  revenue  and  deposits  -
   resort operations..................     5,665         9,582       5,240
   Unearned  deposits  -  real  estate
   operations.........................     6,000         6,000       7,050
   Interest...........................     5,707         2,234       6,359
   Other..............................     4,404         2,982       5,145
                                       ---------     ---------   ---------
                                         $29,606       $33,915     $31,863
                                       =========     =========   =========


4. Financing Arrangements

Senior Credit Facility

     The total maximum borrowing availability under the Company's Amended and Restated Credit Agreement (the "Senior Credit Facility") is $25 million. The final maturity date of the Senior Credit Facility is March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to certain amounts maintained by the Company in certain depository accounts with Fleet National Bank, for a period of 60 consecutive days each year commencing between February 1 and February 28. Total borrowings outstanding under the Senior Credit Facility at July 27, 2001 were approximately $3.4 million, which bore interest at an annual rate of 6.75% on such date.

Long-Term Debt

     As of July 27, 2001, the Company had outstanding $125.5 million aggregate principal amount of its senior notes (the "Senior Notes"). The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15 of each year. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

     During the nine months ended July 27, 2001, the Company repurchased $8,000,000 aggregate principal amount of Senior Notes for $5,990,000. After giving effect to the write-off of related deferred financing costs of $287,000, the Company recognized an extraordinary gain of $1,723,000.

     During the nine months ended July 27, 2001, the Company entered into long-term debt and capital lease obligations of $3,317,000 for the purchase of equipment.

6. Income Taxes

     As of October 27, 2000, the Company had estimated net operating loss carryforwards of approximately $74.5 million for federal income tax reporting purposes, which expire between 2012 and 2020. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 2, 2001. Accordingly, during the nine months ended July 27, 2001, no income tax provision has been provided.

                        BOOTH CREEK SKI HOLDINGS, INC.

7. Business Segments

     The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:


                               Three Months Ended          Nine Months Ended
                             -----------------------    -----------------------
                              July 27,    July 28,        July 27,   July 28,
                                2001        2000            2001       2000
                             ----------  -----------    -----------  ----------
                                              (In thousands)
   Revenue:
    Resort operations....        $3,498      $4,331        $116,020    $113,615
    Real  estate  and
      other..............           190         748             190       1,593
                             ----------  -----------    ----------- -----------
                                 $3,688      $5,079        $116,210    $115,208
                             ==========  ===========    ===========  ==========

   Operating income (loss):
    Resort operations....      $(13,180)   $(11,911)        $16,867     $16,919
    Real  estate  and
      other..............          (303)        188            (701)        700
                             ----------  -----------    ----------- -----------
                               $(13,483)   $(11,723)        $16,166     $17,619
                             ==========  ===========    =========== ===========


                                                  July 27,     October 27,
                                                    2001           2000
                                                -------------  -------------
                                                       (In thousands)
   Segment assets:
    Resort operations...................          $170,609        $180,984
    Real estate and other...............            11,462          10,819
    Corporate and other non-identifiable
      assets............................             6,777           7,260
                                                -------------  -------------
                                                  $188,848        $199,063
                                                =============  =============




   A reconciliation of combined operating income (loss) for resort operations and real estate and other to consolidated income (loss) before minority interest is as follows:

                                 Three Months Ended       Nine Months Ended
                               ----------------------   --------------------
                                July 27,    July 28,    July 27,   July 28,
                                 2001         2000        2001       2000
                               ---------    ---------   ---------  ---------
                                               (In thousands)

   Operating income(loss) for
   reportable segments........  $(13,483)    $(11,723)    $16,166    $17,619
   Interest expense...........    (4,007)      (4,582)    (12,470)   (13,823)
   Amortization of deferred
   financing costs............      (239)        (328)       (726)      (803)
   Gain on sale of Grand
   Targhee resort.............        -           389          -         389
   Other income (expense).....       133          (96)        256       (117)

                               ---------    ---------   ---------  ---------
   Income(loss) before
   minority interest..........  $(17,596)    $(16,340)     $3,226     $3,265
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

     Northstar, Sierra and the Summit generally experience higher natural snowfall levels, averaging approximately 311, 476 and 485 inches of snowfall, respectively, per year for the past five ski seasons, including the 2000/01 ski season. As a result of their historic natural snowfall, their snowmaking capabilities in terms of trail coverage are considerably less extensive than at the Company's other resorts. However, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period, and therefore, the timing and extent of natural snowfall can significantly impact operating conditions.

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

     A significant portion of total operating costs at the Company's resorts are variable, consisting primarily of retail and food service cost of sales, utilities and labor expense. These variable costs can fluctuate significantly based upon skier days and seasonal factors. The Company's resorts utilize significant energy resources in their respective operations, including power for operating lifts and snowmaking equipment. Volatility in the availability and cost of energy resources at the Company's resorts could have a material adverse effect on the Company's results of operations in future periods. In this regard, Bear Mountain has recently been informed by its local electrical utility of new proposed electrical rates that could result in an increase of approximately $1.2 million to $1.5 million in annual electricity costs. The Company is currently evaluating potential alternatives to mitigate the effect of these cost increases, including (1) opposition of the proposed electrical rates, (2) conservation efforts, (3) changes in snowmaking production and other current business practices to reduce electricity consumption during periods of peak rates, (4) investment in more energy efficient snowmaking equipment, and (5) product pricing strategies. However, no assurance can be made regarding the outcome of this matter.

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

     The Company sold the assets associated with the Grand Targhee resort on June 20, 2000. Grand Targhee contributed resort operations revenues of $7,367,000 and income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales ("EBITDA") of $2,229,000 for the nine months ended July 28, 2000. For the three months ended July 28, 2000, Grand Targhee contributed resort operations revenues of $75,000 and incurred an EBITDA loss of $302,000.

   Three Months Ended July 27, 2001 Compared to the Three Months Ended July 28, 2000

     Total revenue for the three months ended July 27, 2001 was $3,688,000, a decrease of $1,391,000, or 27%, over the Company's revenues for the three months ended July 28, 2000. Revenues from resort operations for the 2001 period were $3,498,000, a decrease of $833,000, or 19%, from the Company's resort operations revenues for the 2000 period. The decline in resort operations revenues was primarily due to the combined effects of the following: (1) revenues recognized in the 2000 period of $400,000 upon the final settlement with lodging operators and corporate customers for certain pre-sold and consignment lift ticket voucher products, (2) slower summer business in 2001 at Northstar, Waterville Valley and Loon Mountain, and (3) the divestiture of the Grand Targhee resort. Revenues from real estate sales were $211,000 for the three months ended July 28, 2000 due to the sale of the final lot within Phases 4 and 4A of the Big Springs development at Northstar. There were no real estate sales for the three month period ended July 27, 2001. Timber operations contributed revenues of $190,000 in the 2001 period as compared to $537,000 in the 2000 period. The reduction in timber harvesting and revenues in the 2001 period is principally due to harvesting restrictions as a result of adverse fire conditions in the Lake Tahoe region.

     Cost of sales for resort operations for the three months ended July 27, 2001 were $6,678,000, a decrease of $101,000, or 1%, as compared to the 2000 period. The decrease was primarily the result of the effect of the divestiture of the Grand Targhee resort, which incurred $275,000 in cost of sales in the 2000 period. Offsetting the decrease due to the divestiture of Grand Targhee were cost increases of less than 3% due to normal inflationary factors.

     Cost of sales for real estate and timber operations for the three months ended July 27, 2001 were $167,000, a decrease of $208,000 as compared to the 2000 period. The decrease was primarily the result of decreased timber harvesting and the absence of any real estate sales in the 2001 period.

     Selling, general and administrative expenses for the three months ended July 27, 2001 were $4,320,000. Selling, general and administrative expenses for the 2001 period increased by $453,000, or 12%, as compared to the 2000 period, which was primarily due to the following: (1) general and administrative expense of $242,000 associated with real estate development activities at Northstar and Loon Mountain, (2) increased legal and consulting costs for various legal and general business matters in the ordinary course of business, and (3) normal inflationary factors.

     Operating loss for the three months ended July 27, 2001 was $13,483,000, an increase of $1,760,000 from the operating loss generated for the 2000 period, as a result of the factors discussed above.

     Interest expense for the three months ended July 27, 2001 totaled $4,007,000, a decrease of $575,000 from the Company's interest expense for the three months ended July 28, 2000. The decrease was primarily the result of a decrease in borrowing levels under the Company's Senior Credit Facility in the 2001 period, as well as the effect of the repurchase of $8,000,000 aggregate principal amount of Senior Notes during the nine months ended July 27, 2001.

     As of October 27, 2000, the Company had estimated net operating loss carry forwards of approximately $74.5 million for federal income tax reporting purposes, which expire between 2012 and 2020. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 2, 2001. Accordingly, during the three months ended July 27, 2001, no income tax benefit has been provided.

     The Company's net loss for the three months ended July 27, 2001 was $17,626,000, an increase of $1,244,000 from the net loss of $16,382,000 generated for the three months ended July 28, 2000, as a result of the factors discussed above.

     Total EBITDA loss for the three months ended July 27, 2001 was $7,477,000, an increase of $1,555,000, or 26%, from the EBITDA loss of $5,922,000 generated for the three months ended July 28, 2000. Resort operations incurred an EBITDA loss of $7,258,000 for the 2001 period as compared to $6,315,000 for the 2000 period, an increase of $943,000, or 15%. Excluding the effect of the Grand Targhee resort on the 2000 period, resort operations EBITDA loss for the 2001 period increased by $1,245,000, or 21%, over the 2000 period. Real estate and other operations incurred an EBITDA loss of $219,000 for the 2001 period, as compared to an EBITDA contribution of $393,000 during the 2000 period.

   Nine Months  Ended July 27, 2001  Compared to the Nine Months Ended July 28,
2000

     Total revenue for the nine months ended July 27, 2001 was $116,210,000, an increase of $1,002,000, or 1%, over the Company's revenues for the nine months ended July 28, 2000. Revenues from resort operations for the 2001 period were $116,020,000, an increase of $2,405,000, or 2%, as compared to the 2000 period. Revenues from real estate operations for the nine months ended July 28, 2000 were $1,056,000, which were due to the close of escrow on the final four lots within Phases 4 and 4A of the Big Springs development located at Northstar. There were no revenues generated from real estate sales for the nine months ended July 27, 2001. Timber operations contributed revenues of $190,000 in the 2001 period as compared to $537,000 in the 2000 period. The reduction in timber harvesting and revenues in the 2001 period is principally due to harvesting restrictions as a result of adverse fire conditions in the Lake Tahoe region.

     The table below summarizes the sources of the Company's revenues from resort operations for the nine months ended July 27, 2001 and July 28, 2000. The information for the nine months ended July 28, 2000 includes the operating results of the Grand Targhee resort, which was sold in June 2000.

                                Nine Months Ended
                               ----------------------             Percentage
                                July 27,     July 28,   Increase   Increase
                                 2001         2000     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                 (In thousands)


   Lift Tickets...............  $ 49,173     $ 44,799    $  4,374         10%
   Season Passes..............    12,837       11,658       1,179         10
   Snow School................     8,959        7,950       1,009         13
   Equipment Rental...........    10,315        8,812       1,503         17
   Retail.....................     5,094        5,291        (197)        (4)
   Food and Beverage..........    17,186       16,511         675          4
   Other......................    10,702       11,994      (1,292)       (11)
                               ---------    ---------   ---------  ---------
   Revenues from Resort
     Operations before Paid
     Skier Visit Insurance....   114,266      107,015       7,251          7
   Paid Skier Visit Insurance.     1,754        6,600      (4,846)       (73)
                               ---------    ---------   ---------  ---------
   Total Resort Operations
     Revenues.................  $116,020     $113,615    $  2,405          2
                               =========    =========   =========  =========


     Total skier visits generated by each of the Company's resorts for the nine months ended July 27, 2001 and July 28, 2000 were as follows:

                                     Nine Months Ended
                                  ----------------------             Percentage
                                   July 27,     July 28,   Increase   Increase
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
                                  =======      =======     =======    =======

     In the accompanying consolidated financial statements as of and for the nine months ended July 27, 2001, the Company has recorded a receivable and resort operating revenues of $1,500,000 for expected proceeds from claims attributable to lower than agreed-upon cumulative paid skier visits and snowfall levels under paid skier visit insurance policies in place for the 2000/01 season for the Summit and Waterville Valley. The Company has filed claims under these two policies, which are currently being reviewed by the insurance underwriters.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. Resort operations revenues for the nine months ended July 28, 2000 included estimated claims revenues of $6,600,000 under such policies. For the nine months ended July 27, 2001, resort operations revenues included $254,000 for additional claim recoveries which were received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000 of $6,600,000.

     Resort operations revenues, excluding the effect of paid skier visit insurance, were $114,266,000 for the nine months ended July 27, 2001, an increase of $7,251,000, or 7%, from the comparable revenues for the 2000 period. Revenues for Northstar and Sierra increased by $3,175,000 and $3,762,000, respectively, primarily due to higher skier visits. Revenues for Bear Mountain increased by $4,400,000 due to higher skier visits, additional season pass sales and improved per skier revenue yields. Revenues for Waterville Valley, Mt. Cranmore and Loon Mountain increased by $947,000, $1,078,000 and $1,051,000, respectively, due principally to higher skier visits, partially offset by reduced yields due to changes in the mix of skier visits. Revenues at the Summit increased by $205,000 primarily due to higher season pass sales and a slight increase in skier visits. Offsetting these increases was the effect of the divestiture of the Grand Targhee resort, which contributed revenues of $7,367,000 during the nine months ended July 28, 2000.

     Cost of sales for resort operations for the nine months ended July 27, 2001 were $63,349,000, an increase of $951,000, or 2%, as compared to the 2000 period. The increase was primarily the result of increased payroll and operating expenses as a result of the more normalized operations, increase in business volumes and extended seasons at the California and New Hampshire resorts due to improved snowfall and terrain conditions. In addition, the following items also contributed to the increase: wage pressures due to the competitive labor markets in the areas of the Company's resorts and statutory changes affecting wage rates and overtime regulations in California; higher utility and fuel prices;
additional operating costs associated with the launch of the new Lookout Mountain terrain expansion at Northstar; increased snowmaking costs due to higher snowmaking production; and normal inflationary factors. Offsetting these increases was the effect of the divestiture of the Grand Targhee resort, which incurred $4,419,000 in cost of sales in the 2000 period.

     Selling, general and administrative expenses for the nine months ended July 27, 2001 were $18,496,000, an increase of $1,024,000, or 6%, as compared to the 2000 period. The increase was primarily the result of (1) general and administrative expenses of $640,000 associated with real estate development activities at Northstar and Loon Mountain, (2) normal inflationary factors, (3) sales and marketing initiatives at the Company's resorts, and (4) marketing and promotional activities associated with the launch of the Lookout Mountain terrain expansion at Northstar. Offsetting these increases was the effect of the divestiture of the Grand Targhee resort, which incurred $719,000 in selling, general and administrative expense in the 2000 period.

     Noncash cost of sales for real estate operations for the nine months ended July 28, 2000 was $351,000 as a result of the close of escrow on the final four lots within Phases 4 and 4A of the Big Springs development located at Northstar. There were no real estate sales during the nine months ended July 27, 2001.

     Cost of sales for timber operations for the nine months ended July 27, 2001 was $167,000, a decrease of $190,000 from the nine months ended July 28, 2000 primarily due to decreased timber harvesting.

     Operating income for the nine months ended July 27, 2001 was $16,166,000, a decrease of $1,453,000, or 8%, from the operating income generated for the 2000 period.

     Interest expense for the nine months ended July 27, 2001 totaled $12,470,000, a decrease of $1,353,000, or 10%, from the Company's interest expense for the nine months ended July 28, 2000. The decrease was primarily the result of a decrease in borrowing levels under the Company's Senior Credit Facility in the 2001 period, as well as the effect of the repurchase of $8,000,000 aggregate principal amount of Senior Notes during the nine months ended July 27, 2001.

     As of October 27, 2000, the Company had estimated net operating loss carryforwards of approximately $74.5 million for federal income tax reporting purposes, which expire between 2012 and 2020. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 2, 2001. Accordingly, during the nine months ended July 27, 2001, no income tax provision has been provided.

     The Company recognized an extraordinary gain on the early retirement of debt of $1,723,000 for the nine months ended July 27, 2001 as a result of the repurchase of Senior Notes.

     The Company's net income for the nine months ended July 27, 2001 was $4,850,000, an improvement of $1,726,000, or 55%, from the net income of $3,124,000 generated for the nine months ended July 28, 2000, as a result of the factors discussed above.

     Total EBITDA for the nine months ended July 27, 2001 was $34,198,000, a decrease of $783,000, or 2%, from the EBITDA of $34,981,000 for the nine months ended July 28, 2000. Resort operations contributed EBITDA of $34,815,000 for the 2001 period as compared to $33,745,000 for the 2000 period, an increase of $1,070,000 or 3%. Excluding the effect of the Grand Targhee resort on the 2000 period, resort operations EBITDA for the 2001 period increased by $3,299,000, or 10%, over the 2000 period. Real estate and other operations incurred an EBITDA loss of $617,000 for the 2001 period as compared to EBITDA generated from real estate and other operations of $1,236,000 for the 2000 period.

Liquidity and Capital Resources

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash flow from operations and borrowing availability under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility provides for borrowing availability of up to $25 million during the term of such facility, which expires on March 31, 2002. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to certain amounts maintained by the Company in certain depository accounts with Fleet National Bank, for a period of 60 consecutive days each year commencing between February 1 and February 28. The Company intends to use borrowings under the Senior Credit Facility to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures and to build retail and other inventories prior to the start of the skiing season and for other cash requirements. As of July 27, 2001, outstanding borrowings under the Senior Credit Facility totaled approximately $3.4 million.

     The Company had a net working capital deficit of $17.0 million as of July 27, 2001 (including $3.4 million in outstanding borrowings under the Senior Credit Facility, and excluding $11.7 million of unearned revenue and deposits from resort and real estate operations, which will not require cash spending to settle such liabilities), which will negatively affect liquidity during the remainder of 2001.

     The Company generated cash from operating activities of $21.4 million for the nine months ended July 27, 2001 as compared to $20.1 million for the nine months ended July 28, 2000.

     Cash used in investing activities totaled $9.1 million and $4.3 million for the nine months ended July 27, 2001 and July 28, 2000, respectively. The amounts for the 2001 and 2000 periods primarily reflect capital expenditures for the purchase of property and equipment. In addition, investing cash flows for the 2000 period reflect $11.4 million in proceeds from the sale of the Grand Targhee resort on June 20, 2000.

     Cash used in financing activities totaled $12.1 million and $15.5 million for the nine months ended July 27, 2001 and July 28, 2000, respectively. The amounts for the 2001 and 2000 periods primarily reflect repayments on the Senior Credit Facility and long-term debt.

     The Company's capital expenditures for property and equipment during the nine months ended July 27, 2001 were approximately $11.3 million (including $3.3 million of grooming, lift and other equipment acquired through capital lease arrangements and other debt). Management anticipates that capital expenditures for the remainder of fiscal 2001 will range from $5.5 million to $6.0 million, including approximately $3.5 million for maintenance capital expenditures and the remainder for expansion projects, planning and approvals. Significant expansion projects currently planned or underway at Northstar for fiscal 2001 include: (a) snowmaking system improvements, (b) expanded rental equipment and skier services facilities, and (c) a new restaurant facility. The Company's expansion planning and approval activities primarily relate to preliminary planning for certain fiscal 2002 capital projects at Northstar and on-going efforts to obtain approvals for a terrain expansion at Loon Mountain. Expenditures for real estate held for development and sale are anticipated to be approximately $2.0 million in fiscal 2001. Management anticipates that maintenance capital expenditures for its fiscal 2002 capital program will range from $5.0 million to $6.0 million. The scope of fiscal 2002 expansion capital activities has not yet been determined. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and borrowings under the Senior Credit Facility.

     Commitments  for  future  capital   expenditures  at  July  27,  2001  were
approximately $4.0 million and primarily related to planned real estate improvements, Northstar expansion projects and 2001/02 ski season rental equipment and uniforms.

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

     During the nine months ended July 27, 2001, the Company repurchased $8,000,000 aggregate principal amount of Senior Notes for $5,990,000. After giving effect to the write-off of related deferred financing costs of $287,000, the Company recognized an extraordinary gain of $1,723,000.

     On November 17, 1999, Trimont Land Company ("TLC"), the owner and operator of Northstar, consummated the sale to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Booth Creek Ski Group, Inc., and an affiliate of the Company, of certain single family development property for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "TLH Note") for $1,050,000, subject to adjustment. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. Under the terms of the TLH Note, TLC is entitled to receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or
(b) the Net Cash Proceeds from the resale of TLH's lots. "Net Cash Proceeds" is defined as gross proceeds received by TLH from the subsequent resale of the lots, after reduction for (1) the proceeds applied to repay any indebtedness incurred by TLH in connection with its financing of the purchase of the lots,
(2) any fees or other costs incurred by TLH in connection with its financing of the purchase or sales of the lots, and (3) any corporate overhead costs incurred by TLH attributable to the purchase, maintenance, marketing or sale of the lots. The TLH Note is prepayable at any time, and is due on the earlier to occur of January 31, 2002 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, TLC retained the obligation to complete the planned construction of the development in accordance with the tentative site development plan. Twenty-six lots owned by TLH are scheduled to be offered for sale commencing September 8, 2001. The timing of actual lot sales and the ultimate proceeds which will be realized by TLH cannot presently be determined with exact certainty, and is dependent upon, amongst other things, the number of potential buyers, market demand for the subject property, real estate market conditions in the North Lake Tahoe region and general economic conditions. The Company will recognize revenue and related costs of sales for this real estate transaction upon substantial completion of construction and the close of escrow for lot sales between TLH and third party buyers, and has reflected the cash received as a deposit.

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

     The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. The Company's ability to meet these financial covenants may be affected by events beyond its control, and there can be no assurance that the Company will meet these covenants.

     The Company currently has $125.5 million aggregate principal amount of Senior Notes outstanding, which will result in annual cash interest requirements of approximately $15.7 million. The Company expects that cash generated from operations and cash proceeds of planned real estate sales at Northstar, together with borrowing availability, will be adequate to fund the interest requirements on the Senior Notes and the Company's other cash operating and debt service requirements over the next twelve months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

     Any decline in the Company's expected operating performance or the inability of management to successfully implement the Company's business strategy could have a material adverse effect on the Company's financial position and liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell other assets or obtain additional financing. No assurance can be given of the Company's ability to do so or the terms of any such transaction. In addition, the Company may require additional financing for expansion of its existing properties or for future acquisitions, if any. No assurances can be given that any such financing would be available on commercially reasonable terms. See "Forward-Looking Statements" herein.

     The Company believes that inflation has had little effect on its historical results of operations and any impact on costs has been largely offset by increased pricing.

Pending Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement.

     The Company anticipates applying the new rules on accounting for goodwill commencing in the first fiscal quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $2,340,000 per year. The Company will perform the first of the required impairment tests of goodwill at the beginning of fiscal 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

     A substantial portion of the real property associated with the Loon Mountain resort is likewise used under United States Forest Service permits. In 1993, the United States Forest Service authorized various lift, trail and snowmaking improvements on Loon Mountain and an expansion onto South Mountain. In 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") overturned this authorization on the ground that the United States Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). Certain improvements, including a snowmaking pipeline and part of the expansion, had been constructed before the First Circuit ruled. On May 5, 1997, the United States District Court for the District of New Hampshire (the "District Court") entered a stipulated order which authorized existing improvements to remain in place and existing operations to continue but generally prohibited future construction, restricted use of a major snowmaking water source, and required certain water discharge permits to be pursued, pending United States Forest Service reconsideration of the projects under NEPA. These authorizations and limitations were incorporated into the final order issued by the District Court on December 11, 1998, and will remain in effect until the United States Forest Service completes its NEPA review and issues a new decision. On February 12, 1999, the District Court agreed that the United States Forest Service may combine this NEPA review with its evaluation and analysis of the existing snowmaking pipeline. The United States Forest Service issued a draft Environmental Impact Statement in January 2001. Based on discussions with the United States Forest Service, the Company expects final NEPA documentation to be issued Fall 2001.

     In August 1997, the United States Forest Service authorized the Loon Mountain resort to construct a new snowmaking pipeline across permitted land. The United States Forest Service found that such construction was consistent with the District Court order and enabled the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline was completed, its use was challenged by private parties who asserted that the United States Forest Service violated NEPA. On January 20, 1998, the District Court issued a decision finding that the United States Forest Service violated NEPA in failing to address the potential for the new pipeline to increase the amount of snow made and any associated environmental effects. On March 10, 1998, the District Court issued a series of further orders which, among other things, directed the United States Forest Service to re-evaluate the pipeline and enjoined Loon Mountain from using the pipeline pending further action by the court. On July 2, 1998, the United States Forest Service issued a new decision approving the pipeline, which was challenged by several private parties, who again asserted that it violated NEPA. The United States Forest Service subsequently withdrew its decision authorizing the pipeline to conduct further review and the District Court consolidated the lawsuits concerning the pipeline. On November 19, 1998, the District Court modified the injunction, allowing Loon Mountain to use the pipeline to withdraw and convert 159.7 million gallons of water per ski season into snow while the United States Forest Service further reviewed the pipeline under NEPA. On February 12, 1999, the District Court issued a final order, which dismissed the consolidated lawsuit concerning the pipeline in light of the United States Forest Service's decision to conduct further review of the pipeline, and specified that the limitation on pipeline usage will continue until that review is completed and a new decision is issued. Such order remains in effect until the additional NEPA documentation is completed and the United States Forest Service issues a new decision on the pipeline, which is currently anticipated to occur during Fall 2001.

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

     Bear Mountain operates in an area subject to an air emissions reduction program and regulated by the South Coast Air Quality Management District ("SCAQMD") in California. For the past several years, the Company anticipated that Bear Mountain would eventually be required to participate in an emission credit program whereby Bear Mountain would be permitted to operate its diesel-fueled snowmaking compressor engines if it acquired "banked" emission credits from SCAQMD-regulated facilities which had already implemented nitrogen oxide emission reduction programs. However, the Company has been notified that SCAQMD will not allow Bear Mountain to participate in the emission credits program and, further, that Bear Mountain's applications to operate the engines were denied because, amongst other things, they were not equipped with the "Best Available Control Technology," thus violating SCAQMD rules. Recognizing the importance of the current compressor engines to Bear Mountain's operations, SCAQMD and Bear Mountain agreed to a Stipulated Order for Abatement whereby Bear Mountain is subject to certain requirements including investigating and implementing a remedial alternative according to a particular timeline through 2002, record keeping and reporting to SCAQMD, payment of certain usage fees, and particular interim operational dictates concerning the engines. Pursuant to the Stipulated Order of Abatement, Bear Mountain is required to implement a remedial alternative by October 15, 2002. Depending on the alternative selected and the manner in which it is implemented, the resolution of this matter may require material capital expenditures for new equipment. However, no assurance can be made regarding the outcome or timing of resolution of this matter.

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

     Certain regulatory approvals associated with the new snowmaking pipeline at Loon Mountain, as well as certain contractual obligations, impose minimum stream flow requirements on Loon Mountain. These requirements will compel Loon Mountain to construct water storage facilities within approximately six years, and such construction will require further regulatory approvals and environmental documentation under NEPA. No assurances can be given that such regulatory approvals will be obtained or that the Company will have the financial resources to complete such construction.

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

     In connection with the merger with Loon Mountain Recreation Corporation ("LMRC"), certain shareholders of LMRC (the "LMRC Shareholder Plaintiffs") filed a lawsuit against LMRC and its former directors alleging breach of fiduciary duty and against the Company alleging that the Company failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute") in connection with the transaction. The two lawsuits were consolidated in the Superior Court of Grafton County, New Hampshire. Prior to the filing of the lawsuit against the Company, the Company received a "no action" order from the Bureau of Securities Regulation, New Hampshire Department of State (the "Bureau") finding that the Takeover Statute was inapplicable to the proposed merger. The LMRC Shareholder Plaintiffs' initial request for a preliminary injunction prohibiting the Company (or its affiliates) from proceeding with the LMRC merger was denied by the court. Before the litigation proceeded further, and prior to the merger, the parties to the merger agreement amended such agreement. The Company then obtained an additional order by the Bureau that the Takeover Statute did not apply to the merger transaction. The Company answered the LMRC Shareholder Plaintiffs' petition and filed a motion to dismiss the LMRC Shareholder Plaintiffs' action against the Company asserting that the Takeover Statute did not apply to the transaction as a matter of law. The court initially denied the Company's motion to dismiss but granted the motion to dismiss upon reconsideration. The LMRC Shareholder Plaintiffs appealed the dismissal to the New Hampshire Supreme Court and oral arguments were originally heard in January of 2000. A New Hampshire Supreme Court decision was never entered following the hearing. Due to a lack of quorum suffered by the court, the Takeover Statute case has been scheduled for re-argument on September 13, 2001 before three New Hampshire Superior Court judges and one New Hampshire Supreme Court justice.
Potential remedies under the Takeover Statute include money damages and rescission of the transaction. While the Company does not believe the LMRC Shareholder Plaintiffs will prevail in their actions, no assurances can be made regarding the outcome of these actions.

     The LMRC Shareholder Plaintiffs' breach of fiduciary duty action against LMRC, LMRC's former directors and the Company's Parent remains pending and discovery is being conducted. The Company's Motion for Summary Judgment was denied by the court. The matter has been consolidated for trial with the Corporation Act case described below, but a trial date has not yet been set. The LMRC Shareholder Plaintiffs were given leave by the court to amend their complaint to seek money damages against the Company, LMRC and its former directors. If the LMRC Shareholder Plaintiffs are successful in obtaining a judgment against the former LMRC directors, the Company may have certain obligations to indemnify the former directors pursuant to the former LMRC by-laws. While the Company does not believe the LMRC Shareholder Plaintiffs will prevail in this lawsuit, no assurances can be made regarding the outcome of this litigation.

     Also in connection with the merger with LMRC, the LMRC Shareholder Plaintiffs exercised dissenters' rights under the New Hampshire Business
Corporation Act (the "Corporation Act"). Under the statutory procedure for settling the LMRC Shareholder Plaintiffs' dissenters' rights, LMRC paid the plaintiffs an aggregate of $34,436, or $30.61 per share, as its estimate of the fair value of their 1,125 shares. The LMRC Shareholder Plaintiffs demanded additional payments necessary to compensate them for the $71.38 per share price, plus interest, which they asserted as the fair value of their shares. By disclosure dated March 17, 2000, the LMRC Shareholder Plaintiffs' expert has revised his opinion of fair value to $91.90 per share. Pursuant to the Corporation Act, LMRC commenced a proceeding in the Superior Court of Grafton County, New Hampshire seeking a judicial appraisal of the value of the LMRC Shareholder Plaintiffs' shares in LMRC. Discovery in the case is pending and the matter has been consolidated for trial with the fiduciary duty case described above. The trial date for these matters is scheduled Decmber 10, 2001. While the Company believes that the amount paid to the LMRC Shareholder Plaintiffs prior to the commencement of the appraisal proceeding represents the fair value of their shares, there can be no assurance as to the value which the appraisal proceeding will assign to the LMRC Shareholder Plaintiffs' 1,125 shares.

     In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened in the lawsuit. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff, along with the intervening environmental group, (collectively or individually, the "Environmental Plaintiffs") appealed. In December 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") reversed the District Court decision and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. The District Court then entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the original Forest Service approval to their preexisting condition if not ultimately re-approved by the Forest Service. This order remains in effect until the supplemental NEPA process is completed. Based on discussions with the Forest Service, the Company expects final NEPA documentation to be issued during Fall 2001. The Company can give no assurance regarding the timing or outcome of such process.

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

     In 1997, the Environmental Plaintiffs filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. LMRC intervened in the lawsuit. The District Court held that the Forest Service had violated NEPA by failing to consider the potential effects of an increase in snowmaking capacity. The District Court then enjoined Loon Mountain from using the pipeline but later modified the injunction to permit LMRC to use the pipeline provided that, among other things, it does not make snow in excess of the historic production level utilizing 159.7 million gallons per ski season. On February 12, 1999, the District Court dismissed the pipeline litigation and allowed the Forest Service to combine its NEPA analysis of the pipeline with the pending NEPA analysis of the South Mountain expansion. The injunction authorizing LMRC to use the pipeline to supply water for making historical levels of snow remains in place until the additional NEPA documentation is completed and the Forest Service issues a new decision on the pipeline, which is currently expected to occur during Fall 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

a. Exhibits

      None.

b. Reports on Form 8-K

   No reports on Form 8-K were filed during the quarterly period ended July 27, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                    BOOTH CREEK SKI HOLDINGS, INC.
                                          (Registrant)


                                    By:    /s/ ELIZABETH J. COLE
                                           Elizabeth J. Cole
                                     Executive Vice President and
                                        Chief Financial Officer
                                     (Principal Financial Officer)


                                    By:      /s/ BRIAN J. POPE
                                             Brian J. Pope
                               Vice President of Accounting and Finance
                                    (Principal Accounting Officer)



September 6, 2001