Form 10-K
period 2001-11-02
BOOTH CREEK SKI HOLDINGS INC
filed 2002-01-30
CIK 1037253

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K

 (Mark One)
     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: November 2, 2001

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

                                     None.
                               ------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of December 31, 2001, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares. There is no trading market for the registrant's Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5 of this Report.
===============================================================================

                               TABLE OF CONTENTS




Item                                                                Page Number
                                                                    -----------
                                     PART I


 1.  Business.....................................................       1


 2.  Properties...................................................      17


 3.  Legal Proceedings............................................      17


 4.  Submission of Matters to a Vote of Security
     Holders......................................................      19


                                    PART II


 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters..........................................      20


 6.  Selected Financial Data......................................      20


 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..........................      22


7a.  Quantitative and Qualitative Disclosures About
     Market Risk..................................................      33


 8.  Financial Statements and Supplementary Data..................      33


 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure..........................      33


                                    PART III


10.  Directors and Executive Officers of the Registrant...........      34


11.  Executive Compensation.......................................      36


12.  Security Ownership of Certain Beneficial Owners
     and Management...............................................      41


13.  Certain Relationships and Related Transactions...............      45


                                    PART IV


14.  Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K..........................................      48


     Signatures...................................................      54


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

     The Company is the fourth largest ski resort operator in North America based on approximately 2.5 million skier days recorded during the 2000/01 ski season at its resorts. Booth Creek primarily operates regional ski resorts which attract the majority of their guests from their regional ski markets, within a 200 mile driving radius of each resort. The Company's properties offer approximately 6,281 acres of skiable terrain, 381 trails, 96 lifts (including 16 high-speed lifts and two gondolas) and on-mountain capacity to accommodate approximately 52,000 guests daily. For the year ended November 2, 2001, the Company generated revenues of $121.9 million and income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales ("EBITDA") of $27.3 million, and incurred a net loss of $13.8 million. For the year ended October 27, 2000, the Company generated revenues of $139.4 million and EBITDA of $43.9 million, and incurred a net loss of $357,000.

     The Company's resort properties are located near major skiing populations, including four of the five largest regional ski markets in the United States:
Los Angeles/San Diego, San Francisco/Sacramento, Boston and Seattle/Tacoma. The Company believes this geographical diversification may help to limit the Company's exposure to regional economic downturns and unfavorable weather conditions.

     The Company's resorts seek to differentiate themselves in their respective markets by selectively upgrading on-mountain facilities and guest services, employing targeted marketing strategies and offering extensive skier development programs, all of which create a competitively-priced, high-quality guest experience. The Company's resorts have collectively invested approximately $55.8 million (including $6.6 million of equipment acquired through capital leases and other debt) in capital expenditures during the last three fiscal years, including the addition of high-speed chairlifts, additional snowmaking capabilities, improved trail grooming equipment, and enhanced on-mountain skier service, retail and food service amenities. The Company believes its existing resorts are well maintained. The Company also uses targeted advertising, database marketing and strategic marketing alliances to enhance the image of its resorts and increase regional market share. The Company also offers extensive development programs to improve the technical skill level of all types of skiers, which management believes is important to expand the total skier population and increase skier visitation frequency.

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

Industry

     There are approximately 490 ski areas in the United States which, during the 2000/01 ski season, generated approximately 57.3 million skier days. A "skier day" represents one skier or snowboarder visiting one ski resort for one day, including skiers and snowboarders using complimentary and season passes. Calculation of skier days requires an estimate of visits by season passholders. Although different ski resort operators may use different methodologies for making such estimates, management believes that any resulting differences in total skier days are immaterial. U.S. ski areas range from small ski resort operators, which primarily cater to day skiers and regional overnight skiers from nearby population centers, to larger resorts which, given the scope of their operations and their accessibility, are able to attract skiers and snowboarders from their regional ski markets as well as destination resort guests who are seeking a comprehensive vacation experience. While regional ski market skiers tend to focus primarily on lift ticket price and round-trip travel time, destination travelers tend to be heavily influenced by the number of amenities and activities offered as well as the perceived overall quality of the vacation experience. The table below summarizes regional skier day information from the 1996/97 ski season through the 2000/01 ski season.


                     U.S. Ski Industry Regions and Skier Days
                                 (In thousands)

                                                  Rocky  Pacific  Lake
        Season        Northeast Southeast Midwest  Mtns    West   Tahoe   Total
--------------------- --------- --------- ------- ------ -------  -----  ------
1996/97..............  12,407     4,231    7,137  18,904  7,341   2,500  52,520
1997/98..............  12,712     4,343    6,707  19,191  7,419   3,750  54,122
1998/99..............  12,300     4,261    6,005  18,439  6,702   4,382  52,089
1999/00..............  12,025     5,191    6,422  18,109  6,560   3,891  52,198
2000/01..............  13,697     5,458    7,580  19,324  7,355   3,923  57,337
Five year average....  12,628     4,697    6,770  18,793  7,076   3,689  53,653

Northeast: CT, MA, ME, NH, NY, VT, RI
Southeast: AL, GA, KY, MD, NC, NJ, PA, TN, VA, WV
Midwest: IA, IL, IN, MI, MN, MO, ND, NE, OH, SD, WI
Rocky Mtns: CO, ID, MT, NM, UT, WY
Pacific West: AK, AZ, CA (excluding Lake Tahoe Region), NV, OR, WA
Source: 2000/01 Kottke National End of Season Survey

     Over the last fifteen years, the ski resort industry has experienced a period of consolidation. The number of United States ski areas has declined from 709 in 1986 to 490 in 2001. The number of ski areas may decline further, as many mountain resorts lack the infrastructure, capital and management capability to effectively compete in this multi-dimensional and service-intensive industry. No major new ski resort has opened in the United States since 1989. Of the 490 ski areas, the 2000/01 Kottke National End of Season Survey estimates the average resort recorded approximately 117,000 skier days. All of the Company's resorts except Mt. Cranmore typically record more than 200,000 annual skier days. The trend among leading resorts is toward investing in improving technology and infrastructure, including high-speed lifts, attractive facilities and extensive snowmaking capabilities, to deliver a more consistent, quality experience. During the last three fiscal years, the Company has invested approximately $55.8 million in capital expenditures at its resorts to improve their competitive position and to meet sustaining capital requirements. Management believes the need for increased investment in resorts in general has required a greater access to capital and has enhanced the position of resorts owned by larger, better capitalized owners. Despite the recent consolidation in the ski industry, the industry remains fragmented, with no one resort accounting for more than 3%, and no one resort operator accounting for more than approximately 10%, of the United States' 57.3 million skier days during the 2000/01 ski season. The four largest ski resort companies, including the Company, accounted for approximately 28.4% of all U.S. skier days recorded during the 2000/01 ski season.

     The Lake Tahoe region has averaged approximately 3.7 million annual skier days over the last five years. Management estimates that approximately 70% to 75% of the skiers visiting Lake Tahoe resorts during the 2000/01 ski season were from the San Francisco, Sacramento and Central California Valley metropolitan areas and the Lake Tahoe region. Other guests come principally from Southern California and states with large ski populations, such as Texas, Illinois and Florida.

     The  Southern  California  market has  averaged  approximately  2.8 million annual skier days over the last five years. Management estimates that approximately 90% of the skiers visiting Southern California resorts during the 2000/01 ski season were drawn primarily from the Los Angeles, Orange County and San Diego metropolitan areas.

     The Northeast market (including New York) has averaged approximately 12.6 million annual skier days over the last five years. The Northeast market consists of a significant percentage of day or weekend skiers due to the relatively short driving radius to major metropolitan areas. While the Northeast does not draw significant numbers of vacationing skiers from the Western regions of the United States, it does compete with the Rocky Mountains and Pacific West areas for Eastern vacationing skiers. The region's major ski areas and resorts are concentrated in the mountainous areas of New England and Eastern New York, with the bulk of skiers coming from the population centers located in eastern Massachusetts, Southern New Hampshire, Connecticut, Eastern New York, New Jersey and the Philadelphia area.

     The Pacific West market has averaged approximately 7.1 million skier days over the last five years. Management estimates that more than 90% of the skier days recorded at Washington state resorts during the 2000/01 ski season were attributable to residents of the Seattle/Tacoma metropolitan area. Other guests come primarily from other parts of Washington, Oregon and Western Canada. Washington state resorts do not attract a significant number of destination skiers.

Resort Operations

     The Company's seven resort complexes offer a variety of ski and non-ski activities. The table below provides a summary of each resort's ski operations and is followed by a more detailed description of each resort.


                                                               Approx.
                                                                Snow-    Approx.
                              Vertical                         making     Beds
                      Skiable   Drop                            Trail    Within
      Resort           Acres   (Feet)  Trails      Lifts      Coverage  12 Miles
--------------------  ------- -------- ------  -------------  --------  --------
Northstar-at-Tahoe..   2,420    2,280    70    1 High-Speed       50%    15,000
                                                  Gondola
                                               5 High-Speed
                                                  Quads (1)
                                               4 Fixed Grip
                                               5 Surface

Sierra-at-Tahoe.....   1,680    2,212    46    3 High-Speed       4%     30,000
                                                  Quads
                                               6 Fixed Grip
                                               3 Surface

Bear Mountain.......     195    1,665    34    2 High-Speed      100%    11,000
                                                  Quads
                                               7 Fixed Grip
                                               3 Surface

Waterville Valley...     255    2,020    52    2 High-Speed      100%     6,500
                                                  Quads
                                               6 Fixed Grip
                                               4 Surface

Mt. Cranmore........     183    1,270    39    1 High-Speed      100%    16,000
                                                  Quad
                                               4 Fixed Grip
                                               4 Surface

Loon Mountain.......     250    2,100    44    1 High-Speed       96%    13,000
                                                  Gondola
                                               1 High-Speed
                                                  Quad
                                               5 Fixed Grip
                                               3 Surface

The Summit..........   1,298    2,200    96    2 High-Speed        0%     1,000
                                                  Quads
                                               18 Fixed Grip
                                               6 Surface

(1)High-Speed Quads are four-person chairlifts which decelerate and detach from a cable during passenger loading and unloading and reattach and accelerate thereafter.

     Total skier visits generated by each of the Company's resorts during the 2000/01, 1999/00 and 1998/99 ski seasons were as follows:

                                       2000/01          1999/00         1998/99
                                                    (In thousands)

Northstar.......................        519             477              530
Sierra..........................        391             310              355
Bear Mountain...................        333             251              294
Waterville Valley...............        235             204              239
Mt. Cranmore....................        129             100              112
Loon Mountain...................        385             304              297
The Summit......................        508             504              485
                                    ---------       ---------        ----------
Current Resorts...............        2,500           2,150            2,312
Grand Targhee...................          -             137              121
                                    ---------       ---------        ----------
                                      2,500           2,287            2,433
                                    =========       =========        ==========

     Northstar-at-Tahoe

     Northstar-at-Tahoe, located near the north end of Lake Tahoe, California, offers extensive activities and services in both winter and summer. The resort's 8,600-foot Mt. Pluto features 2,420 acres of skiable terrain and a 2,280 foot vertical drop. Northstar's 70 ski trails are served by 15 operating lifts, including one gondola, 5 high-speed quads, two triple lifts and two double lifts, which combine to transport up to approximately 23,000 skiers uphill per hour. Northstar also has approximately 65 kilometers of groomed trails for cross-country skiing and snowshoeing and several on-mountain terrain parks for snowboarders and adventurous skiers. Other facilities at Northstar include a village consisting of condominium/hotel accommodations, restaurants, bars, shops, a child-care center and conference facilities, a 22,700 square foot on-mountain ski lodge, a 9,000 square foot rental equipment facility, and a 5,800 square foot on-mountain children's ski school facility. Summer recreation facilities include an 18-hole golf course, ten tennis courts, a horseback riding stable, fly fishing, mountain bike rentals and trails and swimming pools. Northstar currently ranks third in total skier days in the Lake Tahoe area. In 2001, Northstar was ranked by Ski magazine as the 22nd best ski resort in North America and received gold medals in a number of important categories including guest service, family programs, grooming and favorable weather.

     Northstar has invested in a number of improvements for the 2001/02 ski season, including snowmaking infrastructure enhancements to increase the efficiency and effectiveness of Northstar's snowmaking operations, a new mid-mountain rental equipment and snowsports school facility and a mountain-top food and beverage facility. These improvements augment a number of key expansion projects made in 2000, including a 200 acre terrain expansion onto Lookout Mountain. The Lookout expansion provided Northstar with additional advanced terrain, and is served by a detachable quad lift.

     Northstar's snowmaking system is engineered to cover approximately 50% of its ski trails. Annual snowfall at the resort has averaged 304 inches per year during the past five years. Northstar has water rights from various sources which, when coupled with its 60 million gallon water storage capacity, have been sufficient to support the resort's needs.

     Northstar consists of approximately 8,000 acres of land privately owned by the Company. Management believes that Northstar has significant opportunities to develop additional ski terrain, as well as certain real estate development opportunities. Moreover, management believes that the planned expansion of the existing on-mountain bed base at the resort from the East West development will result in increased skier days, thereby enhancing the value and profitability of Northstar's resort operations. Such bed base development is also expected to make additional ski terrain expansion at Northstar even more attractive. See
Part I, Item 1. "Business - Real Estate Development."

     Sierra-at-Tahoe

     Sierra-at-Tahoe is conveniently located near the large bed base of South Lake Tahoe, California and is the closest major ski resort to Sacramento and the Central California Valley. The resort's 8,852-foot peak offers 1,680 skiable acres and a 2,212 foot vertical drop. Sierra's 46 ski trails are served by twelve operating lifts, including three high-speed quads, one triple lift and five double lifts, which combine to transport up to approximately 15,000 skiers uphill per hour. Sierra operates a 46,000 square foot base lodge which offers a variety of food and beverage, retail and other skier services. Management believes that Sierra's investment in its ski infrastructure has made it the best ski value in the South Lake Tahoe area. Sierra does not offer summertime activities. In 2001, Ski magazine ranked Sierra as one of the ten best ski resorts in the Pacific region.

     Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a Term Special Use Permit from the United States Forest Service. See Part I, Item 1. "Business - Regulation and Legislation." Due to its abundant annual snowfall, which has averaged approximately 476 inches per year over the past five years, Sierra's snowmaking equipment covers only 4% of Sierra's total terrain.

     Bear Mountain

     Bear Mountain is located in the San Bernardino mountains of Southern California. Its 8,805-foot peak features 195 acres of skiable terrain and a 1,665 foot vertical drop. Bear Mountain's 34 ski trails are served by 12 lifts, including two high-speed quads, one fixed grip quad, two triple lifts and four double lifts, which combine to transport up to approximately 17,000 skiers uphill per hour. Since its acquisition by Booth Creek, Bear Mountain has made significant improvements to its base lodge facilities, and installed a new high-speed quad lift to provide improved access to key portions of its beginner and advanced terrain. Other facilities at Bear Mountain include three lodges which provide an aggregate of approximately 31,000 square feet of space for food and beverage services (restaurants and cafeterias), skier services and entertainment. Summer recreation facilities include a nine-hole golf course.

     Bear Mountain owns 116 of its 819 gross acreage, leases 698 acres of mountain terrain under a United States Forest Service Term Special Use Permit and leases five acres from third parties. See Part I, Item 1. "Business - Regulation and Legislation." Bear Mountain's snowmaking system covers 100% of its ski trails. Bear Mountain also has access to three reservoirs capable of holding six million gallons of water for snowmaking.

     Waterville Valley

     Waterville Valley's major base facilities are located on the 4,004 foot high Mt. Tecumseh and offer 255 skiable acres and a vertical drop of 2,020 feet. Waterville Valley's 52 trails are served by 12 operating lifts, including two high-speed quads, two triple lifts and four double lifts, which combine to transport up to approximately 16,000 skiers uphill per hour. The resort operates a 41,872 square foot base lodge (complete with multiple food service centers and child care), three other base area facilities comprising approximately 27,500 square feet, a mid-mountain lodge featuring a cafeteria and deli and a mountain-top lodge with snack bar and restaurant dining.

     The Waterville Valley resort has a year-round Adventure Center offering mountain bikers, cross-country skiers and hikers access to 105 kilometers of trails in the White Mountain National Forest. Other resort amenities include an ice skating arena, golf course, tennis center, sports and fitness center, horsedrawn sleigh rides, skateboard park, beach and paddle boats. Waterville Valley's Conference Center has 17,000 square feet of meeting space and provides banquet facilities for up to 1,000 people. With 11 meeting rooms, a business center, audio-visual capabilities and a self-contained pub, the Conference Center's on-site staff supports events year-round. In 2001, Waterville Valley was recognized as the tenth best ski resort in the East by Ski magazine.

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

     Mt. Cranmore

     Mt. Cranmore is the oldest continuously operated ski area in the United States. Located in the hub of New Hampshire's Mount Washington Valley, Mt. Cranmore's 1,714 foot summit offers 183 skiable acres and a 1,270 foot vertical drop. Mt. Cranmore's 39 trails are served by nine operating lifts, including one high-speed quad, one triple lift and three double lifts, which combine to transport up to approximately 6,000 skiers uphill per hour. The mountain is serviced by two base lodges, offering multiple eating locations and pub/restaurant facilities, as well as a restaurant at the summit. In addition, Mt. Cranmore owns a year-round 46,000 square foot athletic facility which includes five outdoor tennis courts, four indoor tennis courts, a pool, a spa, a weight-lifting area, aerobic training rooms, an indoor climbing wall, locker rooms, a kitchen area and nursery service. Mt. Cranmore also operates on-site retail and rental shops.

     Mt. Cranmore owns 754 acres and holds easements enabling it to develop an additional 500 acres of ski terrain. Mt. Cranmore does not lease any of its land from the federal government. Mt. Cranmore's snowmaking equipment consists of a computerized weather-monitoring and snowmaking system which covers 100% of the resort's ski trails. In addition to pumping rights from a nearby stream, Mt. Cranmore has an understanding with the local water district for an additional reservoir of one million gallons of water for snowmaking. In addition, Mt. Cranmore's base area pond holds 1.5 million gallons of water.

     Loon Mountain

     Loon Mountain is located in the White Mountains of New Hampshire in the town of Lincoln. The resort's 3,050 foot peak features 250 skiable acres and a 2,100 foot vertical drop. Loon Mountain's 44 trails are served by ten operating lifts, including a four-passenger gondola, a high-speed quad, two triple lifts and three double lifts, which combine to transport over 10,000 skiers uphill per hour. Loon Mountain's trails cater mostly to intermediate level skiers (64%), with trails provided for beginners (20%) and experts (16%) as well. Resort amenities include a base lodge with a cafeteria and coffee shop, a restaurant and deck at the summit, the Governor Adams lodge (which provides traditional lodge facilities and also serves as a venue for summer outdoor activities and concerts), trails for cross-country skiing, horseback riding and mountain biking and a steam engine railroad for shuttling visitors. Loon Mountain has the snowmaking capacity to cover approximately 96% of its skiable terrain. In 2001, Loon Mountain was ranked as the ninth best ski resort in the East by Ski magazine.

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

     The Summit at Snoqualmie

     The Summit at Snoqualmie is located in the Cascade Mountains of Northwest Washington and consists of four separate resorts, Alpental at the Summit ("Alpental"), Summit West, Summit Central, and Summit East, which collectively offer 1,298 acres of skiable terrain. Individually, Alpental has a 5,400 foot top elevation, a 2,200 foot vertical drop, 170 acres of skiable trails and runs (93 acres of which are lighted for night skiing) and approximately 600 acres of backcountry terrain; Summit West has a 3,860 foot top elevation, an 810 foot vertical drop and 172 acres of skiable trails and runs (166 acres of which are lighted for night skiing); Summit Central has a 3,860 foot top elevation, a 1,020 foot vertical drop and 246 acres of skiable trails and runs (176 acres of which are lighted for night skiing); and Summit East has a 3,760 foot top elevation, a 1,080 foot vertical drop and 110 acres of skiable trails and runs (58 acres of which are lighted for night skiing). In total, the Summit complex has 96 designated trails and runs served by 26 operating lifts, including two high-speed quads, four triple lifts, 14 double lifts and six surface lifts, which combine to transport up to approximately 33,000 skiers uphill per hour. The Summit Nordic Center also offers approximately 55 kilometers of cross-country skiing on an expert trail system and a lighted beginner student trail which hosts a season-long night racing series. In addition, the Summit West, Summit Central, and Summit East areas are interconnected by a cross-over trail system. The Summit operates seven lodges which provide an aggregate of approximately 111,175 square feet of space for food and beverage services (restaurants and cafeterias), skier services and entertainment.

     Overall, the Summit complex is one of the largest learn-to-ski areas in the United States, with approximately 25% of its 2000/01 skier days being attributable to guests enrolled in ski school programs. In addition, the Summit is the largest night skiing complex in the United States, with approximately 20% to 25% of its skier visits each season being recorded at night.

     The Summit owns 686 acres of its 4,152 gross acreage, leases over 1,400 acres under a private permit and utilizes 1,864 acres of mountain terrain under a United States Forest Service Term Special Use Permit. See Part I, Item 1. "Business - Regulation and Legislation." The Summit typically enjoys abundant annual snowfall, averaging 482 inches annually over the past five years. As a result, there are no man-made snowmaking capabilities at any of the Summit resorts. The Company does, however, possess water rights that would allow it to engage in snowmaking, if necessary or desired in the long term.

Business Segments and Principal Products

     The Company operates in two business segments: resort operations and real estate and other. Business segment information is presented in Note 14 to the accompanying consolidated financial statements.

     The Company's principal products from resort operations include lift tickets, season passes, snow school lessons, equipment rentals, retail sales, food and beverage operations and other ancillary products and services. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - General," for information regarding the composition of the Company's resort operations revenues for the last three fiscal years.

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

     The Company's resorts have traditionally taken a conservative approach toward residential and commercial development and real estate development efforts have taken place primarily at Northstar. Beginning in 1995, the resort developed a single family home community on Mt. Pluto ("Big Springs") consisting of 158 private residential lots. The last two phases of Big Springs, which consisted of 47 lots, were substantially sold out during the summer of 1999. The average price for a one third acre lot was $305,000.

     Current and future single family residential development at Northstar is limited based on the present real estate master development plan. The plan calls for the development of approximately 56 additional single family lots in three phases or subdivisions known as "Unit 7", "Unit 7A" and "Unit 7B."

     The property underlying the Unit 7 development lots was sold by Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, on November 17, 1999. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. See Note 9 to the accompanying consolidated financial statements. Under the terms of the transaction with TLH, the Company is entitled to receive any excess net cash proceeds (over the proceeds received in November 1999) from the subsequent resale of the lots by TLH.

     During December 2001, TLH consummated the sale of seven Unit 7 lots for net proceeds of approximately $3,300,000. As the net proceeds of the seven lot sales were less than the $6,000,000 in cash initially paid by TLH for the underlying real estate, no additional cash proceeds were distributed to TLC. TLH intends to market and sell the remaining 19 unsold Unit 7 lots during 2002.

     The Company is currently proceeding with the entitlement process and pre-construction activities for the Unit 7A subdivision, which is expected to consist of approximately 15 single family lots. Depending on market conditions and demand for the remaining Unit 7 lots, the Company expects to develop and market the Unit 7A lots during either the Summer/Fall of 2002 or sometime in 2003. The entitlement and approval process for the Unit 7B subdivision, which is expected to consist of approximately 15 lots, is at a preliminary stage.

     On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") relating to certain development real estate at Northstar. Pursuant to the Northstar Real Estate Agreement, TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000, of which 85% is payable in cash and 15% is payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. In addition to receiving the fair market value for the Development Real Estate, under the terms of the Northstar Real Estate Agreement (i) TLH or its joint venture partner, East West Partners, Inc. (together with its affiliates, "East West"), is required, at its expense, to pay for substantially all mitigation costs associated with the development project, and (ii) TLH is obligated to reconvey to TLC certain excess land following the subdivision of the Development Real Estate. TLC maintained significant approval rights over various aspects of the real estate development, as well as development activities that could impact resort operations at Northstar.

     In connection with the execution of the Northstar Real Estate Agreement, TLH and East West entered into a joint venture agreement (the "East West Joint Venture") providing for the development of the property purchased by TLH and subsequently transferred to the East West Joint Venture. The proposed project contemplated by the East West Joint Venture includes the development of a mixture of at least 1,800 hotel, condominium, townhome and time share units, as well as significant additional commercial/retail space in and around Northstar. Under the East West Joint Venture, TLH retains financial responsibility for approximately $5,000,000 of costs associated with the development of the infrastructure of the Development Real Estate.

     On September 22, 2000, TLC and TLH consummated the sale of the initial land parcels contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or
15%, was paid in the form of a convertible secured subordinated promissory note. The sale of the remaining Development Real Estate under the Northstar Real
Estate Agreement is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in 2002.

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

     The Company intends to enhance the ski terrain at the Northstar resort by upgrading the existing trails and lifts, reducing or eliminating on-mountain bottlenecks and providing better access to and from the resort's existing base area. During 1999 and 2000, five trails were cut on Lookout Mountain and a new detachable quad lift was constructed to provide new advanced skiing terrain at the resort. The Company has preliminarily identified a number of other sites within Northstar's present boundaries that are suitable for future expansion. Such expansion is expected to occur concurrently with the anticipated bed base expansion resulting from the East West development. In addition, in 2000 and 2001 the Company expanded and improved the existing snowmaking system at Northstar in order to lessen the influence of unfavorable weather, which can negatively impact operating conditions at the resort. The Company is studying further alternatives for the continued expansion and improvement of Northstar's snowmaking system. Any lift construction or terrain expansion would require customary permits and approvals, and no assurance can be given that the Company will be able to develop any additional terrain at Northstar or, if completed, any such projects will be successful.

     In addition, Northstar has a program to harvest timber through third party contracting. The timber harvesting program, which produced revenues of $276,000 during the year ended November 2, 2001, is managed carefully to avoid interference with Northstar's resort operations and prevent any diminution in the quality of the resort's natural environment.

     Loon Mountain currently leases approximately 581 acres known as "South Mountain" from the Forest Service. Although currently limited to recreational uses other than downhill skiing, this permitted area has been designated by both Loon Mountain and the Forest Service as an area for expanded skiing activities and the development of additional trails and lifts. A permit allowing this expansion was issued by the United States Forest Service in 1993, but was subsequently invalidated by the U.S. Court of Appeals due to litigation brought by third parties. See Part I, Item 3. "Legal Proceedings." Pending the issuance of additional permits, expansion on South Mountain depends upon the Company and United States Forest Service fulfilling the requirements, including the preparation of supplemental National Environmental Policy Act ("NEPA") documentation, of a court order issued by the federal district court to which the related litigation was remanded. Based on discussions with the United States Forest Service, the Company expects final NEPA documentation to be issued in the first half of 2002. The available South Mountain land is located in an area directly adjacent to the present Loon Mountain ski area and would be able to accommodate alpine and cross country trails, ski lifts (including one connecting the current ski area with South Mountain) and snowmaking from newly installed snowmaking facilities. Expansion and upgrades to the resort would serve to better meet and fulfill the anticipated needs of guests by enhancing the quality and diversity of skiable terrain. Loon Mountain owns 327 acres of land located at the base of South Mountain and approximately 5 acres at the base of the existing ski area. The current zoning for this property is rural residential and general use, and would allow for, subject to approvals, construction of a maximum of 997 units. Loon Mountain also owns (1) approximately 32 acres of land with existing approvals for development of 31 single family lots, and (2) 49 acres of land which is zoned rural residential and could accommodate up to a maximum of 147 additional units, subject to receipt of applicable approvals. The timing and scope of development will depend on market conditions, the Company's financial position and an evaluation of the Company's other expansion opportunities.

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

     The Company has no agreements, arrangements or understandings with respect to financing the development of any of the real estate projects discussed herein. Any future development would be subject to, among other things, the Company's ability to obtain the necessary financing and all necessary permits and approvals. The Senior Credit Facility, the Indenture and the Securities Purchase Agreements (as defined herein) each contain restrictive covenants that may significantly limit the Company's ability to pursue real estate development opportunities. No assurance can be given that the Company will develop any additional properties or, if completed, any such projects will be successful. Moreover, there can be no assurances that the East West development at Northstar will be successful or be completed as currently planned, or that such development will have the currently anticipated favorable effects on the Company's resort operations. In addition, there are significant risks inherent in any expansion project and in the implementation of the Company's development strategy.

Marketing and Sales

     Staff

     The Company has a marketing and sales staff of approximately 50 persons, including a marketing director at each resort who reports to the Vice President of Marketing and Sales, as well as to each resort's general manager. The marketing staff at each resort is responsible for the development of resort-specific marketing plans including advertising, sales, public relations, events, promotions, Internet strategies and research. Each resorts' marketing personnel also participate in the development of the Company's overall marketing strategy.

     Strategy

     The Company's marketing plans are designed to attract both day skiers and vacationers by emphasizing the Company's diverse facilities and services and proximity to approximately 20% of the total skiers in the United States. The Company has positioned each of its resorts as an attractive alternative to competing regional resorts and to other forms of leisure and entertainment. The primary objectives of the Company's marketing efforts are to (i) increase each of its resorts' relative market share, (ii) expand the number of skiers in each of its markets, (iii) increase skier visitation frequency, (iv) increase the expenditures of each of its visitors, (v) attract and retain new guests to the Company's resorts by expanding the scope of Booth Creek's resorts to winter recreation centers offering a multitude of snowsport options in addition to skiing and snowboarding, and (vi) develop products and execute sales efforts that provide advance bookings and sales.

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

     Programs

     The Company has developed a number of specific marketing and sales programs to achieve its objectives, including the following:

o        Customer loyalty and season pass programs
o        Sales initiatives
o        Multimedia advertising (including Internet strategies)
o        Data-base marketing programs (including e-mail broadcasting)
o        Snowsport   development  programs  (programs  include  a  multitude  of snowsport options such as snowbikes, snowscoots and tubing as well as more traditional skiing and snowboarding)
o        Strategic marketing alliances
o        School, group and business affiliations

     Customer loyalty and season pass programs. The Company believes that the success of each of its resorts depends, in large part, on its ability to retain and increase the skier visitation frequency of its existing customer base. The Company believes a critical component to developing customer frequency will be the success of its customer loyalty programs, including its Vertical Plus frequent skier programs in place at the Company's California resorts. For an annual membership fee, Vertical Plus members receive a special, personalized identification wristband containing a preprogrammed computer microchip which acts as their lift access for the season. In addition to offering daily ticket discounts, the system tracks the amount of vertical feet skied at participating resorts and rewards members with prizes based on the number of vertical feet skied in a season. Other benefits of the program include members-only lift lines, direct lift access, the convenience of being able to make cashless retail transactions and electronic messaging. In addition, over the past several years, the Company's resorts successfully introduced new season pass products that were attractively priced to entice visitation during non-peak periods, stimulate demand, attract market share and develop guest loyalty. The Company is continuing its successful season pass initiatives for the 2001/02 ski season.

     Sales Initiatives. The Company's sales initiatives include a variety of programs designed to increase and enhance buying opportunities for its customers in order to provide a complete vacation experience. Through merchandising efforts, increasing sales outlets and channels, sales training for front-line employees, on-site and Internet-based promotions and other marketing efforts, the Company seeks to increase sales of products and services to its customers and generate additional revenue per skier visit.

     Multimedia advertising. The Company's marketing efforts include print, broadcast, outdoor, Internet and direct mail advertising, with the particular method tailored for each resort and existing market opportunities. The Company is also very active in a variety of promotional programs designed to attract guests from population centers in and around the Los Angeles, San Diego, San Francisco, Sacramento, Seattle and Boston metropolitan areas and states with large skier populations such as Texas, Illinois, Florida and New York. For example, the Company's Northstar and Sierra resorts have participated in extensive cooperative marketing with other Lake Tahoe resorts to promote the region as a premier vacation destination. Market research has shown that the typical Booth Creek guest utilizes the Internet extensively as a source of information and additional Company resources have been concentrated towards this communication vehicle. For the 2001/02 ski season, Booth Creek will continue to feature e-commerce "virtual stores" on each resort's website offering products such as season passes, loyalty program memberships, gift certificates and lodging/lift packages as well as private lessons, child care and lift tickets.

     Data-base marketing programs. Through the information obtained from its customer loyalty and season pass programs, extensive market surveys and other market research, the Company maintains a data-base containing detailed information on its existing customers. Management believes that data-base marketing is an effective and efficient method to identify, target and maintain an on-going relationship with the Company's best customers. For example, the Company has been successful in the use of targeted direct mailings and e-mail broadcasts, which are designed to match customer preferences with special offers to build volume and penetration.

     Snowsport development programs. The Company's resorts operate a variety of snowsport development programs designed to improve the skills of children and beginners, as well as more advanced skiers and snowboarders. The Company's resorts operate ski schools that are consistently rated among the best in their respective regions. In addition, several of the Company's resorts have introduced a development program, geared toward intermediate and advanced skiers, which offers free specialized instruction and daily training. This program has increased guest loyalty and repeat visitation. In addition, Booth Creek is expanding the definition of ski and snowboard areas to winter recreation centers. Resorts are offering a multitude of unique options for sliding on snow. "Booth Creek Hill Thrill Centers" include snow tubing, snowbikes, snowfoxes and snowscoots. Many of these are low-skill, high-sensation activities that even those who have never skied or snowboarded can enjoy. There are also transferable learning skills from these sliding devices to learning to ski or snowboard. Other efforts have been instituted at all resorts to embrace and welcome new participants to the sport of skiing or snowboarding.

     Strategic marketing alliances. The Company is a national ski resort operator with approximately 2.5 million skier days recorded during the 2000/01 ski season. At least one of the Company's resorts is within driving distance of four of the five largest ski markets in the United States. Sponsorship opportunities include potential relationships with automobile manufacturers, soft drink companies, and ski and snowboard equipment manufacturers. For example, Northstar and Sierra have relationships with major automobile manufacturers that involve over $2 million worth of television exposure, free use of vehicles for Company purposes and a vehicle give-away promotion for resort guests. This provides exposure of Booth Creek's largest resort to a targeted audience of skiers in key markets.

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

Seasonality

     The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company's results of operations are, in turn, significantly dependent on favorable weather conditions and other factors beyond the Company's control. In prior years, the Company sought to partially mitigate the downside risk of its seasonal business by purchasing paid skier visit insurance policies. However, the Company did not obtain paid skier visit insurance coverage for its resorts for the 2001/02 ski season as effective policies were not available on commercially viable terms.

     During the off-season months of May through October, the Company's resorts typically experience a substantial reduction in labor and utility expense due to the absence of ski operations, but make significant expenditures for maintenance, expansion and capital improvements in preparation for the ensuing ski season.

Competition

     The general unavailability of new developable ski mountains, regulatory requirements and the high costs and expertise required to build and operate resorts present significant barriers to entry in the ski industry. The last major new ski resort to open in the United States was in 1989, and in the past 15 years, management believes at least 85 proposed resorts have been stalled or abandoned due to environmental issues and the high costs of entering into the capital intensive ski industry. The domestic ski industry is currently comprised of approximately 490 resorts and is highly competitive. The Company's competitive position in the markets in which it competes is dependent upon many diverse factors, including proximity to population centers, pricing, snowmaking capabilities, type and quality of skiing offered, prevailing weather conditions, quality and price of complementary services.

     The Company's Lake Tahoe resorts, Northstar and Sierra, face strong competition from Lake Tahoe's five other major ski resorts. Northstar's primary competition in the North Lake Tahoe area is from Squaw Valley, Alpine Meadows and Sugar Bowl. Northstar also competes with major ski and non-ski destination resorts throughout North America. Sierra primarily competes in the South Lake Tahoe area with Heavenly and Kirkwood. The Company's other California resort, Bear Mountain, competes primarily with Snow Summit, Mountain High and Mammoth Mountain.

     The Company's New England resorts, Waterville Valley, Mt. Cranmore and Loon Mountain, compete in the highly competitive Northeast ski market, which consists of Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut and New York. Within the Northeast region, skiers can choose from over 50 major resorts and ski areas, most of which are located in the mountainous areas of New England and eastern New York. Waterville Valley's primary regional competitors include Bretton Woods, Mount Sunapee, Attitash/Bear Peak and Gunstock. Mt. Cranmore's primary regional competitors are Attitash/Bear Peak, Wildcat, Bretton Woods and Gunstock. Loon Mountain's primary regional competitors are Okemo, Bretton Woods, Cannon Mountain, Mount Sunapee and Sunday River.

     The Summit competes primarily with eleven other ski resorts in Washington, including Crystal Mountain, Stevens Pass, White Pass, Mission Ridge and Mt. Baker. Additional competition comes from the regional destination resorts at Mt. Bachelor, Mt. Hood Meadows, Sun Valley and Whistler/Blackcomb, as well as other day and weekend ski facilities in Oregon and British Columbia.

     On a regional basis, at least one of the Company's resorts is readily accessible to four of the five largest ski markets in the United States.
Management estimates that more than 70% of the skiers visiting the Company's Lake Tahoe resorts are from the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions, while more than 90% of Bear Mountain's skiers are from the Los Angeles, Orange County and San Diego metropolitan areas. Waterville Valley, Mt. Cranmore and Loon Mountain are estimated to attract more than 75% of their guests from Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. The Summit attracts more than 90% of its guests from the Seattle/Tacoma metropolitan region.

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

     A substantial portion of the real property associated with the Loon Mountain resort is likewise used under United States Forest Service permits. In 1993, the United States Forest Service authorized various lift, trail and snowmaking improvements on Loon Mountain and an expansion onto South Mountain. In 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") overturned this authorization on the ground that the United States Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). Certain improvements, including a snowmaking pipeline and part of the expansion, had been constructed before the First Circuit ruled. On May 5, 1997, the United States District Court for the District of New Hampshire (the "District Court") entered a stipulated order which authorized existing improvements to remain in place and existing operations to continue but generally prohibited future construction, restricted use of a major snowmaking water source, and required certain water discharge permits to be pursued, pending United States Forest Service reconsideration of the projects under NEPA. These authorizations and limitations were incorporated into the final order issued by the District Court on December 11, 1998, and will remain in effect until the United States Forest Service completes its NEPA review and issues a new decision. On February 12, 1999, the District Court agreed that the United States Forest Service may combine this NEPA review with its evaluation and analysis of the existing snowmaking pipeline. The United States Forest Service issued a draft Environmental Impact Statement in January 2001. Based on discussions with the United States Forest Service, the Company expects final NEPA documentation to be issued in the first half of 2002.

     In August 1997, the United States Forest Service authorized the Loon Mountain resort to construct a new snowmaking pipeline across permitted land. The United States Forest Service found that such construction was consistent with the District Court order and enabled the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline was completed, its use was challenged by private parties who asserted that the United States Forest Service violated NEPA. On January 20, 1998, the District Court issued a decision finding that the United States Forest Service violated NEPA in failing to address the potential for the new pipeline to increase the amount of snow made and any associated environmental effects. On March 10, 1998, the District Court issued a series of further orders which, among other things, directed the United States Forest Service to re-evaluate the pipeline and enjoined Loon Mountain from using the pipeline pending further action by the court. On July 2, 1998, the United States Forest Service issued a new decision approving the pipeline, which was challenged by several private parties, who again asserted that it violated NEPA. The United States Forest Service subsequently withdrew its decision authorizing the pipeline to conduct further review and the District Court consolidated the lawsuits concerning the pipeline. On November 19, 1998, the District Court modified the injunction, allowing Loon Mountain to use the pipeline to withdraw and convert 159.7 million gallons of water per ski season into snow while the United States Forest Service further reviewed the pipeline under NEPA. On February 12, 1999, the District Court issued a final order, which dismissed the consolidated lawsuit concerning the pipeline in light of the United States Forest Service's decision to conduct further review of the pipeline, and specified that the limitation on pipeline usage will continue until that review is completed and a new decision is issued. Such order remains in effect until the additional NEPA documentation is completed and the United States Forest Service issues a new decision on the pipeline, which is currently anticipated to occur in the first half of 2002.

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

     The United States Forest Service has the right to approve the location, design and construction of improvements in permit areas and many operational matters at resorts with permits. Under the Term Special Use Permits, the Company is required to pay fees to the United States Forest Service. The fees range from 1.5% to approximately 4.0% of certain revenues, with the rate generally rising with increased revenues. The calculation of gross revenues includes, among other things, revenue from lift ticket, ski school lesson, food and beverage, rental equipment and retail merchandise sales. Total fees paid to the United States Forest Service by the Company during the year ended November 2, 2001 were $1,215,000.

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

     The operations at the resorts require numerous permits and approvals from federal, state and local authorities including permits relating to land use, ski lifts and the sale of alcoholic beverages. In addition, the Company's operations are heavily dependent on its continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of its facilities, and otherwise to conduct its operations. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies will not occur in a manner that could have a detrimental effect on the Company, or that material permits, licenses or agreements will not be canceled, not renewed, or renewed on terms materially less favorable to the Company. Major expansions of any one or more of the Company's resorts could require, among other things, the filing of an environmental impact statement or other documentation with the United States Forest Service and state or local governments under NEPA and certain state or local NEPA counterparts if it is determined that the expansion may have a significant impact upon the environment. Although the Company has no reason to believe that it will not be successful in implementing its operations and development plans, no assurance can be given that necessary permits and approvals will be obtained or renewed.

     Bear Mountain operates in an area subject to an air emissions reduction program and regulated by the South Coast Air Quality Management District ("SCAQMD") in California. Prior to mid 2000, the Company anticipated that Bear Mountain would eventually be required to participate in an emission credit program whereby Bear Mountain would be permitted to operate its diesel-fueled snowmaking compressor engines if it acquired "banked" emission credits from SCAQMD-regulated facilities which had already implemented nitrogen oxide emission reduction programs. However, in August 2000 the Company was notified that SCAQMD will not allow Bear Mountain to participate in the emission credits program and, further, that Bear Mountain's applications to operate the engines were denied because they were not equipped with the "Best Available Control Technology," thus violating SCAQMD rules. Recognizing the importance of the current compressor engines to Bear Mountain's operations, SCAQMD and Bear Mountain agreed to a Stipulated Order of Abatement whereby Bear Mountain is subject to certain requirements including investigating and implementing a remedial alternative according to a particular timeline through 2002, record keeping and reporting to SCAQMD, payment of certain usage fees, and particular interim operational dictates concerning the engines. Pursuant to the Stipulated Order of Abatement, Bear Mountain is required to implement a remedial alternative by October 15, 2002. Depending on the alternative selected and the manner in which it is implemented, the resolution of this matter may require capital expenditures of approximately $1 million for new equipment. However, no assurance can be made regarding the outcome or timing of resolution of this matter.

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

     Certain regulatory approvals associated with the new snowmaking pipeline at Loon Mountain, as well as certain contractual obligations, impose minimum stream flow requirements on Loon Mountain. These requirements will compel Loon Mountain to construct water storage facilities within approximately five years, and such construction will require further regulatory approvals and environmental documentation under NEPA. No assurances can be given that such regulatory approvals will be obtained or that the Company will have the financial resources to complete such construction.

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

Employees

     As of December 31, 2001, the Company employed a full-time corporate staff of 36 persons. In addition, the Company's resorts employ an aggregate of approximately 500 full-time and approximately 5,500 seasonal employees. None of the employees of the Company or its resorts is represented by a labor union, and the Company considers its employee relations to be good.

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

     In connection with the merger with Loon Mountain Recreation Corporation ("LMRC"), certain shareholders of LMRC (the "LMRC Shareholder Plaintiffs") filed a lawsuit against LMRC and its former directors alleging breach of fiduciary duty and against the Company alleging that the Company aided and abetted the former directors' breach of fiduciary duty and failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute") in connection with the transaction. The two lawsuits were consolidated in the Superior Court of Grafton County, New Hampshire. The Company answered the LMRC Shareholder Plaintiffs' petition and filed a motion to dismiss the LMRC
Shareholder Plaintiffs' action against the Company asserting that the Takeover Statute did not apply to the transaction as a matter of law. The court initially denied the Company's motion to dismiss but granted the motion to dismiss upon reconsideration. The LMRC Shareholder Plaintiffs appealed the dismissal to the New Hampshire Supreme Court. The New Hampshire Supreme Court upheld the Superior Court's dismissal of the plaintiffs' claim under the Takeover Statute in a ruling issued on November 20, 2001.

     The LMRC Shareholder Plaintiffs have amended their breach of fiduciary duty claims to seek money damages against the Company, LMRC and its former directors. The trial for the LMRC Shareholder Plaintiffs' breach of fiduciary duty claims, which was consolidated with the Corporation Act case described below, concluded on January 16, 2002. A decision is anticipated by the end of February 2002. If the LMRC Shareholder Plaintiffs are successful in obtaining a judgment against the former LMRC directors, the Company may have certain obligations to indemnify the former directors pursuant to the former LMRC by-laws. While the Company does not believe that the LMRC Shareholder Plaintiffs will prevail in this lawsuit, no assurances can be made regarding the outcome of this litigation.

     On February 22, 2001, certain additional former shareholders of LMRC who are family members of one of the LMRC Shareholder Plaintiffs commenced an action which is currently pending in the Superior Court of Hillsborough County, New Hampshire seeking damages for breach of fiduciary duty against the former LMRC directors, breach of contract against the former LMRC directors and the Company and violations of the New Hampshire Consumer Protection Statute. The plaintiffs formerly held 4,375 shares of LMRC common stock. The Company and the former LMRC directors have filed a motion which remains pending to dismiss the claims on the grounds that they fail to state a valid cause of action and are barred by the statute of limitations. The Company believes it has meritorious defenses to these claims and intends to vigorously defend them.

     Also in connection with the merger with LMRC, the LMRC Shareholder Plaintiffs exercised dissenters' rights under the New Hampshire Business
Corporation Act (the "Corporation Act"). Under the statutory procedure for settling the LMRC Shareholder Plaintiffs' dissenters' rights, LMRC paid the plaintiffs an aggregate of $34,436, or $30.61 per share, as its estimate of the fair value of their 1,125 shares. The LMRC Shareholder Plaintiffs demanded additional payments necessary to compensate them for the $71.38 per share price, plus interest, which they asserted as the fair value of their shares. By disclosure dated March 17, 2000 the LMRC Shareholder Plaintiffs' expert has revised his opinion of fair value to $91.90 per share. Pursuant to the Corporation Act, LMRC commenced a proceeding in the Superior Court of Grafton County, New Hampshire seeking a judicial appraisal of the value of the LMRC Shareholder Plaintiffs' shares in LMRC. The matter was consolidated for trial with the fiduciary duty case described above. The trial for these matters concluded on January 16, 2002, and a ruling is anticipated by the end of February 2002. While the Company believes that the amount paid to the LMRC Shareholder Plaintiffs prior to the commencement of the appraisal proceeding represents the fair value of their shares, there can be no assurance as to the value which the appraisal proceeding will assign to the LMRC Shareholder Plaintiffs' 1,125 shares.

     In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened in the lawsuit. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff, along with the intervening environmental group (collectively or individually, the "Environmental Plaintiffs"), appealed. In December 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") reversed the District Court decision and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. The District Court then entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the original Forest Service approval to their preexisting condition if not ultimately re-approved by the Forest Service. This order remains in effect until the supplemental NEPA process is completed. Based on discussions with the Forest Service, the Company expects final NEPA documentation to be issued during the first half of 2002. However, the Company can give no assurance regarding the timing or outcome of such process.

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

     In 1997, the Environmental Plaintiffs filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. LMRC intervened in the lawsuit. The District Court held that the Forest Service had violated NEPA by failing to consider the potential effects of an increase in snowmaking capacity. The District Court then enjoined Loon Mountain from using the pipeline but later modified the injunction to permit LMRC to use the pipeline provided that, among other things, it does not make snow in excess of the historic production level utilizing 159.7 million gallons per ski season. On February 12, 1999, the District Court dismissed the pipeline litigation and allowed the Forest Service to combine its NEPA analysis of the pipeline with the pending NEPA analysis of the South Mountain expansion. The injunction authorizing LMRC to use the pipeline to supply water for making historical levels of snow remains in place until the additional NEPA documentation is completed and the Forest Service issues a new decision on the pipeline, which is currently expected to occur in the first half of 2002.

     Effective February 22, 2001, both Environmental Plaintiffs entered into settlement agreements with LMRC, which resolve all issues among them relating to LMRC's prior operations and current proposal for near term expansion and upgrading of the Loon Mountain resort. Among other things, these agreements impose certain restrictions on the operation of the resort and the future development of certain private land at the resort.

     Killington West, Ltd., formerly known as Bear Mountain, Ltd., ("Killington West "), filed a breach of contract lawsuit in the Superior Court of the State of California, San Bernardino County, against Fibreboard Corporation ("Fibreboard") and Bear Mountain, Inc., a wholly-owned subsidiary of the Company, alleging that Fibreboard and Bear Mountain, Inc. breached the asset purchase agreement dated October 6, 1995 (the "Original Bear Mountain Agreement") among Killington West, Fibreboard and Bear Mountain, Inc. pursuant to which Bear Mountain, Inc. acquired the Bear Mountain ski resort from Killington West. Killington West's lawsuit concerned an alleged breach by Fibreboard and Bear Mountain, Inc. of a change of control provision in the Original Bear Mountain Agreement. In connection with the Company's acquisition of Bear Mountain, Inc. in December 1996, the Company obtained from Fibreboard indemnification for any claim that might be made by Killington West, and further, required that $1 million of the purchase price be held in escrow pending the outcome of any potential disputes with Killington West. Fibreboard acknowledged its obligation to indemnify Bear Mountain, Inc. with respect to the Killington West lawsuit and is defending such lawsuit on behalf of Fibreboard and Bear Mountain, Inc.

     On November 13, 2001, the Company filed a lawsuit against ASU International LLC, Essex Insurance Company and Certain Underwriters, Lloyd's London (collectively, the "Insurers") in Superior Court in Massachusetts. The Company had placed with the Insurers weather/income stabilization coverage for the 2000/01 ski season for certain of its resorts. During the applicable period of the policies, the Company incurred losses at two of its resorts which the Company believes were covered under the terms of such policies. The Company believes that it has complied with its obligations under the policies and has properly reported and made claims in accordance with the policies for losses aggregating in excess of $1.5 million. In response to the Insurers' failure to properly process the Company's claims, the Company seeks recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business acts. The Company's complaint seeks recovery for the full amount of its claims as well as multiple damages and attorneys' fees based on its assertion of unfair and deceptive business acts by the Insurers. An informal settlement conference has been scheduled by the parties. Pre-trial discovery has not yet commenced. While the Company believes that it will prevail in this lawsuit, no assurances can be made regarding the outcome or timing of resolution of this litigation.

Item 4. Submission Of Matters To A Vote Of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established trading market for any class of equity securities of the Company. All of the Company's equity securities are owned by Parent.

     The Company's principal debt agreements contain restrictions that restrict its ability to pay dividends. See Note 5 to the accompanying consolidated financial statements.

Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Report and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data of the Company as of and for the years ended October 31, 1997, October 30, 1998, October 29, 1999, October 27, 2000 and November 2,
2001, have been derived from the audited consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The Company was formed in October 1996 and had no operations until its acquisition of seven ski resort complexes during the first six months of fiscal 1997.

     The other financial and operating data presented below includes information on "EBITDA" and "Resort EBITDA margin." "EBITDA" represents income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales. "Resort EBITDA margin" is Resort EBITDA divided by resort operations revenue. Although EBITDA is not a measure of performance under United States generally accepted accounting principles ("GAAP"), the term is presented because management believes it provides useful information regarding a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. In addition, "EBITDA" and "Resort EBITDA margin" as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.


                                                                Year         Year          Year           Year          Year
                                                               Ended        Ended         Ended          Ended         Ended
                                                              October      October       October        October       November
                                                            31, 1997(a)  30, 1998(b)    29, 1999       27, 2000(c)    2, 2001
                                                            -----------  -----------   -----------    -----------   -----------
                                                                      (Dollars in Thousands, except Revenue per Skier Day)
Statement of Operations Data:
Revenue:
   Resort Operations.............................          $  68,136     $  97,248     $ 112,980      $ 119,685     $ 121,629
   Real Estate and Other.........................              3,671         7,608        12,744         19,670           276
                                                            -----------  -----------   -----------    -----------   -----------
                                                              71,807       104,856       125,724        139,355       121,905
Operating Expenses:
   Cost of Sales - Resort Operations.............             44,624        61,325        74,404         70,394        70,982
   Cost of Sales - Real Estate and Other.........              2,799         4,671         5,244          4,507           211
   Depreciation, Depletion and Amortization......             11,681        17,752        21,750         22,572        25,121
   Selling, General and Administrative...........             13,719        19,645        22,571         22,985        23,412
   Unusual Items, Net............................                  -             -           487              -             -
                                                            -----------  -----------   -----------    -----------   -----------
Operating Income (Loss)..........................             (1,016)        1,463         1,268         18,897         2,179

Interest Expense and Other, Net..................            (14,912)      (18,733)      (19,843)       (19,075)      (17,569)
                                                            -----------  -----------   -----------    -----------   -----------
Pre-tax Loss.....................................            (15,928)      (17,270)      (18,575)          (178)      (15,390)
Income Tax Benefit...............................              1,728             -             -              -             -
                                                            -----------  -----------   -----------    -----------   -----------
Loss Before Minority Interest and Extraordinary
   Item..........................................            (14,200)      (17,270)      (18,575)          (178)      (15,390)
Minority Interest................................               (229)         (260)         (218)          (179)         (127)
                                                            -----------  -----------   -----------    -----------   -----------
Loss Before Extraordinary Item...................            (14,429)      (17,530)      (18,793)          (357)      (15,517)
Extraordinary Gain (Loss) on Early Retirement
   of Debt.......................................             (2,664)            -             -              -         1,723
                                                            -----------  -----------   -----------    -----------   -----------
Net Loss.........................................          $ (17,093)    $ (17,530)    $ (18,793)     $    (357)    $ (13,794)
                                                            ===========  ===========   ===========    ===========   ===========

Other Financial and Operating Data:
Total Skier Days.................................          1,565,917     2,113,562     2,432,845      2,287,128     2,500,484
Revenue (Excluding Paid Skier Visit Insurance
   Policy Revenue) per Skier Day (d).............          $   43.51     $   46.01     $   46.44      $   49.45     $   47.94
Noncash Cost of Real Estate Sales (e)............          $   2,237     $   3,721     $   4,743      $   2,460     $       -
Capital Expenditures Excluding Acquisitions and
   Real Estate and Other.........................          $   9,459     $  15,500     $  14,342      $  21,909     $  12,944
Net Cash Provided by (Used in):
   Operating Activities..........................          $   1,552     $   7,559     $  15,393      $  29,737     $  13,366
   Investing Activities..........................           (152,685)      (47,718)      (18,504)        (9,124)      (15,280)
   Financing Activities..........................            151,595        40,322         2,947        (20,378)        1,676
EBITDA Before Unusual Items......................          $  12,902     $  22,936     $  28,248      $  43,929     $  27,300
EBITDA from Resort Operations....................          $   9,793     $  16,278     $  16,005      $  26,396     $  28,064
Resort EBITDA Margin.............................               14.4%         16.7%         14.2%          22.1%         23.1%
EBITDA from Real Estate and Other................          $   3,109     $   6,658     $  12,243      $  17,533     $    (764)


                                                               As of         As of          As of        As of          As of
                                                            October 31,   October 30,    October 29,  October 27,    November 2,
                                                              1997(a)       1998(b)        1999          2000           2001
                                                            -----------  -----------   -----------   -----------    -----------
                                                                                (Dollars in Thousands)
Balance Sheet Data:
Working Capital (Deficit), Including Senior
   Credit Facility Borrowings....................          $ (26,634)    $ (33,093)    $ (45,309)     $ (31,628)    $ (46,221)
Total Assets.....................................            186,416       218,546       210,346        199,063       189,218
Total Debt.......................................            136,327       156,280       160,986        144,498       148,040
Preferred Stock of Subsidiary (f)................              3,354         2,634         2,133          1,638         1,136
Common Shareholder's Equity......................             29,407        37,377        18,584         18,227         4,433

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (see accompanying footnotes)

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

(c)  Reflects the divestiture of the Grand Targhee resort on June 20, 2000.

(d) Reflects revenue from resort operations divided by total skier days. For the years ended October 27, 2000 and November 2, 2001, the amount presented for revenue per skier day excludes the effect of paid skier visit insurance policy revenue of $6,600,000 and $1,754,000, respectively.

(e) Noncash cost of real estate sales represents the allocated portion of real estate development expenditures previously capitalized (including acquisition costs allocated to real estate development) which relate to current year real estate sales.

(f) Represents preferred stock of a subsidiary of the Company which is subject to mandatory redemption requirements.

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

     The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 143, 138, 142 and 101 days, respectively, during each of the last five ski seasons, including the 2000/01 ski season. However, the efficiency and effectiveness of snowmaking operations can be negatively impacted by numerous factors, including temperature variability, reliability of water sources, availability and cost of adequate energy supplies and unfavorable weather events such as heavy rains.

     Sierra and the Summit generally experience higher natural snowfall levels, averaging approximately 476 and 482 inches of snowfall, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities in terms of trail coverage are considerably less extensive than at Bear Mountain, Waterville Valley, Loon Mountain or Mt. Cranmore. However, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period, and therefore, the timing and extent of natural snowfall can significantly impact operating conditions.

     Northstar has averaged approximately 304 inches of snowfall per year for the past five ski seasons. The resort has snowmaking capabilities to provide coverage on approximately 50% of its trails. Although the resort's operations depend significantly on natural snowfall, particularly in the early part of the season, in recent years the Company has invested in additional snowmaking facilities to improve Northstar's snowmaking production capacity.

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

     The Company seeks to maximize revenues and operating income by managing the mix of skier days and revenue per skier day. These strategies are also designed to maximize resort cash flow. The strategy for each resort is based on the demographic profile of its market and the physical capacity of its mountain and facilities. The Company seeks to increase skier days by developing effective ticket pricing and season pass strategies and sales and marketing programs to improve peak and off-peak volume. The Company seeks to improve revenue per skier day by effectively managing the price, quality and value of each of its ski-related services, including retail shops, equipment rentals, lessons and food and beverage facilities.

     The Company seeks to increase skier days by offering a quality guest experience and developing effective target marketing programs. See Part I, Item
1.  "Business  -  Marketing  and Sales." The  Company's  resorts  have  invested approximately $55.8 million (including $6.6 million of equipment acquired through capital leases and other debt) in capital expenditures during the last three fiscal years to upgrade chairlift capacity, expand terrain, improve skier service, retail and food and beverage facilities, increase snowmaking capabilities and to meet sustaining capital requirements, all of which management believes are important in providing a quality guest experience.

     The following table summarizes the sources of the Company's revenues from resort operations for the years ended November 2, 2001, October 27, 2000 and October 29, 1999. The information for the years ended October 27, 2000 and October 29, 1999 includes the operating results of the Grand Targhee resort, which was sold in June 2000.

                                                    Year Ended
                                  ---------------------------------------------
                                   November 2,      October 27,     October 29,
                                      2001             2000            1999
                                  ------------     ------------    ------------
                                                  (In thousands)

Lift Tickets..........            $   49,363      $   45,037       $   50,741
Season Passes.........                12,853          11,691            4,201
Snow School...........                 8,987           7,990            7,771
Equipment Rental......                10,163           8,768            8,806
Retail................                 5,725           5,805            8,124
Food and Beverage.....                18,332          17,675           18,626
Other.................                14,452          16,119           14,711
                                  ------------     ------------    ------------

Revenues from Resort Operations
  before Paid Skier Visit
  Insurance.......................   119,875         113,085          112,980

Paid Skier Visit Insurance........     1,754           6,600                -
                                  ------------    -------------    ------------
Total Resort Operations Revenues..$  121,629      $  119,685       $  112,980
                                  ============    =============    ============

     A meaningful portion of total operating costs at the Company's resorts are variable, consisting primarily of retail and food service cost of sales, utilities and labor expense. These variable costs can fluctuate significantly based upon skier days and seasonal factors. The Company's resorts utilize significant energy resources in their respective operations, including power for operating lifts and snowmaking equipment. Volatility in the availability and cost of energy resources at the Company's resorts could have a material adverse effect on the Company's results of operations in future periods. In this regard, Bear Mountain has recently been informed by its local electrical utility of new proposed electrical rates that could result in an increase of approximately $1.1 million to $1.2 million in annual electricity costs from the level incurred in 2001. The Company is currently evaluating potential alternatives to mitigate the effect of these cost increases, including (1) opposition of the proposed electrical rates, (2) conservation efforts, (3) changes in snowmaking production and other current business practices to reduce electricity consumption during periods of peak rates, (4) investment in more energy efficient snowmaking equipment, and (5) product pricing strategies. However, no assurance can be made regarding the outcome of this matter.

     Each of the Company's resorts is subjest to the threat of personal injury claims relating principally to skiing activities as well as premises and vehicular operations and worker's compensation matters. The Company maintains various forms of insurance that the Company considers adequate to insure its properties and against claims related to usual and customary risks associated with the operation of four - season recreation resorts. As a result of the terrorist attacks on September 11th, the insurance industry has experienced significant losses and a substantial reduction in underwriting capacity, which has generally resulted in higher renewal premiums for companies seeking insurance. In connection with its annual renewal of insurance coverage for 2002, the Company experienced an increase in insurance premium costs of $650,000 over the level of such costs in 2001.

     With the exception of certain management, administrative and maintenance personnel, all of the Company's employees are compensated on an hourly basis. Management believes a key element to maximizing profitability during the winter season is to closely monitor staffing requirements and to adjust staffing levels when skier volumes or seasonal needs dictate.

Results of Operations of the Company

     Overview

     The Company's results of operations are significantly impacted by weather conditions. Snow conditions were generally favorable for Northstar and Sierra during the 1998/99 ski season. For the 1999/00 ski season, Northstar and Sierra experienced unseasonably dry weather and a lack of natural snowfall during November, December and the first part of January, which significantly impacted terrain availability at these resorts during such period. However, snowfall for these resorts returned to more normal levels during the later half of January and February of 2000. Although total snowfall levels during the 2000/01 ski season in the Lake Tahoe area were significantly less than historical averages, as compared to the 1999/00 ski season, both Northstar and Sierra benefited from generally improved trail coverage and conditions during the 2000 Christmas holiday period and early January 2001. In addition, Sierra opened early on November 3, 2000, as compared to November 24, 1999 for the 1999/00 ski season. Bear Mountain suffered from a lack of natural snowfall during both the 1998/99 and 1999/00 ski seasons. For the 2000/01 ski season, snowfall levels at Bear Mountain were more consistent with historical levels, and early season snowmaking conditions were generally more favorable than during the prior ski season. For the 1998/99 season, the Company's New Hampshire resorts experienced mild temperatures through most of December 1998 and rain on most weekends in January 1999. The New Hampshire resorts experienced variable temperatures and a lack of significant natural snowfall through the middle of January of the 1999/00 ski season. For the 2000/01 ski season, temperatures in the Northeast were generally colder, which enabled more efficient snowmaking production at the Company's New Hampshire resorts. In addition, natural snowfall for the 2000/01 season at each of the New Hampshire resorts was higher than the two previous ski seasons, which resulted in significantly improved conditions, particularly during the early and later parts of the season. For the 1998/99 ski season, the Summit experienced a prolonged period of snowfall, which resulted in increased snow removal and other operating costs. Operating conditions were generally favorable during the 1999/00 ski season, whereas conditions at the Summit for the 2000/01 ski season were relatively poor due to lower than average snowfall and periods of rain for parts of January through April 2001.

     The Company's fiscal year ended November 2, 2001 was a 53 week period, whereas the years ended October 27, 2000 and October 29, 1999 were both 52 week periods. As the additional week in 2001 occurred during the non-peak period prior to the start of the 2001/02 ski season, the inclusion of the 53rd week in 2001 did not have a significant impact on the comparability of resort operations revenues between periods. Cost of operations for the Company's resort business and selling, general and administrative expense in 2001 included approximately $400,000 in incremental labor costs due to payroll associated with the 53rd week.

     The Company sold the assets associated with the Grand Targhee resort on June 20, 2000. Grand Targhee contributed resort operations revenues of $7,367,000 and income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales ("EBITDA") of $2,229,000 during the year ended October 27, 2000.

     Year Ended November 2, 2001 Compared to the Year Ended October 27, 2000

     Total revenue for the year ended November 2, 2001 was $121,905,000, a decrease of $17,450,000, or 12.5%, from the Company's revenues for the year ended October 27, 2000. Revenues from resort operations for the 2001 period were $121,629,000, an increase of $1,944,000, or 1.6%, as compared to the 2000 period. Revenues from real estate and other operations for the year ended November 2, 2001 were $276,000, a decrease of $19,394,000 from the 2000 period.

     Due primarily to the generally improved weather and terrain conditions experienced by the Company's California and New Hampshire resorts during the 2000/01 ski season as compared to the 1999/00 season as well as increased season pass visits due to a greater number of passes sold and higher estimated pass visits per passholder, total skier visits for the Company's current resorts (excluding Grand Targhee) increased by 350,000, or 16.3%, to 2,500,000 visits for the 2000/01 ski season.

     In the accompanying consolidated financial statements as of and for the year ended November 2, 2001, the Company has recorded a receivable and resort operations revenues of $1,500,000 for expected proceeds from claims attributable to lower than agreed-upon paid skier visits and snowfall levels under paid skier visit insurance policies in place for the 2000/01 season for the Summit and Waterville Valley. The underwriters are currently disputing the Company's insurance claims. In November 2001, the Company commenced litigation against the underwriters and their representatives. While the Company intends to vigorously pursue collection of its claims and believes such claims are valid, no assurance can be made regarding the outcome or timing of resolution of this matter. See
Part I, Item 3. "Legal Proceedings."

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. Resort operations revenues for the year ended October 27, 2000 included estimated claims revenues of $6,600,000 under such policies. For the year ended November 2, 2001, resort operations revenues included $254,000 for additional claim recoveries which were received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000 of $6,600,000.

     Resort operations revenues, excluding the effect of paid skier visit insurance, were $119,875,000 for the year ended November 2, 2001, an increase of $6,790,000, or 6.0%, from the comparable revenues for the 2000 period. Revenues for Northstar and Sierra increased by $2,919,000 and $3,772,000, respectively, primarily due to higher skier visits. Revenues for Bear Mountain increased by $4,404,000 due to higher skier visits, additional season pass sales and improved per skier revenue yields. Revenues for Waterville Valley, Mt. Cranmore and Loon Mountain increased by $830,000, $1,077,000 and $912,000, respectively, due principally to higher skier visits, partially offset by reduced yields due to changes in the mix of skier visits. Revenues at the Summit increased by $243,000 due to higher season pass sales and a slight increase in skier visits. Offsetting these increases was the effect of the divestiture of the Grand Targhee resort, which contributed revenues of $7,367,000 during the year ended October 27, 2000.

     Due to the timing of the close of escrow on lot sales within the Unit 7 development at Northstar, there were no sales of single family lots during the year ended November 2, 2001. In December 2001, seven lots within Unit 7 were sold for net proceeds of approximately $3,300,000, which will be recognized in the Company's operating results for the first quarter of fiscal 2002. Revenues from real estate and other operations for the year ended October 27, 2000 were $19,670,000, consisting primarily of (1) revenues of $17,850,000 from the sale of certain developmental property at Northstar, (2) revenues from the close of escrow on the final four lots in Phases 4 and 4A of the Big Springs Development at Northstar, and (3) timber sales of $669,000. Timber operations contributed revenues of $276,000 in the 2001 period. The reduction in timber harvesting and related revenues in the 2001 period was principally due to harvesting restrictions as a result of adverse fire conditions in the Lake Tahoe region.

     Cost of sales for resort operations for the year ended November 2, 2001 were $70,982,000, an increase of $588,000, or 0.8%, as compared to the 2000 period. Excluding cost of sales incurred by the Grand Targhee resort of $4,419,000 during the 2000 period, cost of sales for resort operations increased by $5,007,000 in 2001, or 7.6%, over the 2000 period. The increase was primarily the result of increased payroll and operating expenses as a result of the more normalized operations, increases in business volumes and extended seasons at the California and New Hampshire resorts due to improved snowfall and terrain conditions. In addition, the following items also contributed to the increase:
(1) the impact of the 53rd week of operations in 2001, (2) wage pressures due to the competitive labor markets in the areas of the Company's resorts and statutory changes affecting wage rates and overtime regulations in California,
(3) higher utility and fuel prices, (4) additional operating costs associated with the launch of the new Lookout Mountain terrain expansion at Northstar, (5) increased snowmaking costs due to higher snowmaking production, and (6) normal inflationary factors.

     Selling, general and administrative expenses for the year ended November 2, 2001 were $23,412,000, an increase of $427,000, or 1.9%, as compared to the 2000 period. Excluding selling, general and administrative expenses incurred by the Grand Targhee resort of $719,000 during the 2000 period, selling, general and administrative expenses increased by $1,146,000 in 2001, or 5.1%, over the 2000 period. The increase was primarily the result of (1) general and administrative expenses of $829,000 associated with real estate development activities at Northstar and Loon Mountain, (2) the impact of the 53rd week of operations in 2001, (3) normal inflationary factors, (4) sales and marketing initiatives at the Company's resorts, and (5) marketing and promotional activities associated with the launch of the Lookout Mountain terrain expansion at Northstar.

     Cost of sales for real estate and other operations for the year ended October 27, 2000 of $4,507,000, including noncash cost of real estate sales of $2,460,000, consisted of land basis, development and transaction costs associated with the sale of real estate at Northstar, and cost of sales for timber operations of $486,000. Cost of sales for real estate and other operations for the year ended November 2, 2001 was $211,000 and consisted solely of timber harvesting costs.

     Operating income for the year ended November 2, 2001 was $2,179,000, a decrease of $16,718,000, or 88.5%, from the operating income generated for the 2000 period, as a result of the factors discussed above.

     Interest expense for the year ended November 2, 2001 totaled $16,883,000, a decrease of $1,332,000, or 7.3%, from the Company's interest expense for the year ended October 27, 2000. The decrease was primarily the result of the repurchase of $8,000,000 aggregate principal amount of its senior debt securities (the "Senior Notes") during the year ended November 2, 2001, as well as the effect of lower average borrowing levels and interest rates on the Company's Senior Credit Facility in the 2001 period.

     As of November 2, 2001, the Company had estimated net operating loss carryforwards of approximately $84.7 million for federal income tax reporting purposes, which expire between 2012 and 2021. The tax benefits of such net operating losses are fully offset by a valuation reserve. Accordingly, during the year ended November 2, 2001, no income tax benefit has been provided.

     The Company recognized an extraordinary gain on the early retirement of debt of $1,723,000 for the year ended November 2, 2001 as a result of the repurchase of $8,000,000 aggregate principal amount of Senior Notes.

     The Company's net loss for the year ended November 2, 2001 was $13,794,000, as compared to a net loss of $357,000 generated for the year ended October 27, 2000, as a result of the factors discussed above.

     Total EBITDA for the year ended November 2, 2001 was $27,300,000, a decrease of $16,629,000, or 37.9%, from the EBITDA of $43,929,000 for the year ended October 27, 2000. Resort operations contributed EBITDA of $28,064,000 for the 2001 period as compared to $26,396,000 for the 2000 period, an increase of $1,668,000 or 6.3%. Excluding the effect of the Grand Targhee resort on the 2000 period, resort operations EBITDA for the 2001 period increased by $3,897,000, or 16.1%, over the 2000 period. Real estate and other operations incurred an EBITDA loss of $764,000 for the 2001 period as compared to EBITDA generated from real estate and other operations of $17,533,000 for the 2000 period.

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

     Revenues from real estate and other operations for the year ended October 27, 2000 were $19,670,000, consisting primarily of (1) revenues of $17,850,000 from the sale of certain developmental property at Northstar, (2) revenues from the close of escrow on the final four lots in Phases 4 and 4A of the Big Springs development at Northstar, and (3) timber sales of $669,000. For the 1999 period, revenues from real estate and other operations consisted of $12,004,000 in revenues from the sale of 43 lots in Phases 4 and 4A of the Big Springs development and timber sales of $740,000. For additional information on the Company's real estate activities, see Part I, Item 1. "Business - Real Estate Development."

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

     Cost of sales for real estate and other operations for the year ended October 27, 2000 of $4,507,000 consisted of land basis, development and transaction costs associated with the sale of real estate at Northstar, and cost of sales for timber operations of $486,000. Cost of sales for real estate and other operations for the year ended October 29, 1999 was $5,244,000, consisting of land basis, development and other costs associated with the sale of real estate at Northstar, and cost of sales for timber operations of $502,000. Noncash cost of real estate sales were $2,460,000 and $4,743,000 for the 2000 and 1999 periods, respectively.

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

     Due to the Company's lack of profitable history, the tax benefits of operating losses are fully offset by a valuation reserve. Accordingly, no income tax provision was recorded for the years ended October 27, 2000 and October 29, 1999.

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

Liquidity and Capital Resources

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility. Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The Senior Credit Facility currently provides for borrowing availability of up to $25 million during the term of such facility. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8 million, in addition to amounts maintained by the Company in certain depository accounts with the Agent, for a period of 60 consecutive days each year commencing sometime between February 1 and February 28. The Senior Credit Facility matures on March 31, 2002. The Company is in discussions with potential lenders regarding the extension or refinancing of the Senior Credit Facility. While the Company anticipates that the Senior Credit Facility will be renewed or refinanced, the Company has not received a binding commitment from any lender to provide such financing, and no assurances can be given regarding the availability of such financing or the terms thereof.

     The Company intends to use borrowings under the Senior Credit Facility (or any replacement facility) to meet seasonal fluctuations in working capital requirements, primarily related to off-season operations and maintenance activities during the months of May through November, to fund capital expenditures and to build retail and other inventories prior to the start of the ski season and for other cash requirements. As of November 2, 2001, outstanding borrowings under the Senior Credit Facility totaled approximately $17.6 million. As of January 25, 2002, borrowings outstanding under the Senior Credit Facility were approximately $1.0 million.

     The Company had a working capital deficit of $28.6 million (including $17.6 million in outstanding borrowings under the Senior Credit Facility, and excluding $17.6 million of unearned revenue from resort and real estate operations which will not require cash spending to settle such liabilities) as of November 2, 2001, which will negatively affect liquidity during 2002. The Company's working capital deficit at October 27, 2000, determined in a consistent manner as described above, was $16.0 million.

     The Company generated cash from operating activities of $13.4 million for the year ended November 2, 2001 as compared to $29.7 million for the year ended October 27, 2000. The decrease in cash generated from operating activities was primarily due to the absence of real estate sales in the 2001 period.

     Cash used in investing activities totaled $15.3 million and $9.1 million for the years ended November 2, 2001 and October 27, 2000, respectively. The results for the 2001 and 2000 periods primarily reflect capital expenditures for property and equipment and real estate held for development and sale. In addition, investing cash flows for the 2000 period reflects $11.4 million in proceeds from the sale of the Grand Targhee resort on June 20, 2000.

     Cash provided by financing activities for the year ended November 2, 2001 was $1.7 million, and primarily reflects net borrowings under the Senior Credit Facility of $11.3 million, principal payments on long-term debt of $9.0 million and payments on preferred stock of $629,000. Cash used in financing activities for the year ended October 27, 2000 was $20.4 million, and principally consisted of Senior Credit Facility net repayments of $16.7 million, principal payments on long-term debt of $2.7 million and payments on preferred stock of $674,000.

     During the year ended November 2, 2001, the Company repurchased $8,000,000 aggregate principal amount of Senior Notes for $5,990,000. After giving effect to the write-off of related deferred financing costs of $287,000, the Company recognized an extraordinary gain of $1,723,000. The Company may consider repurchasing additional Senior Notes in the future if it could do so on favorable terms, subject to financing and other liquidity constraints.

     On November 17, 1999, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, consummated the sale to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, of certain single family development property underlying a portion of the Unit 7 and 7A developments at Northstar for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "TLH Note") for $1,050,000, subject to adjustment. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. In connection with the sale of development real estate on September 22, 2000 as described below, TLH's interests in the Unit 7A lots were transferred back to TLC on September 22, 2000.

     Under the terms of the TLH Note, TLC will receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) of the resale of TLH's lots within Unit 7. The TLH Note is prepayable at any time, and is due on the earlier to occur of January 30, 2003 or the date on which the last of the lots owned by TLH has been sold. The Company will recognize revenue and related costs of sales for this real estate transaction upon the close of escrow for lot sales between TLH and third party buyers, and has reflected the cash received as a deposit liability as of November 2, 2001 and October 27, 2000.

     During December 2001, TLH consummated the sale of seven Unit 7 lots for net proceeds of approximately $3,300,000. As the net proceeds of the seven lot sales were less than the $6,000,000 in cash initially paid by TLH for the underlying real estate, no additional cash proceeds were distributed to TLC. However, TLC will relieve the related deposit liability and recognize revenues for such lot sales during the first quarter of fiscal 2002. TLH intends to market and sell the remaining 19 unsold Unit 7 lots during 2002.

     On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000, of which 85% is payable in cash and 15% is payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note. The sale of the remaining Development Real Estate under the Northstar Real Estate Agreement is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in 2002. See Part III, Item 13. "Certain Relationships and Related Transactions
- Sale of Real Estate to Trimont Land Holdings, Inc." and Note 9 to the accompanying consolidated financial statements.

     The Company's capital expenditures for property and equipment for the year ended November 2, 2001 were approximately $16.2 million (including $3.2 million of equipment acquired through capital leases and other debt). Commitments for future capital expenditures at November 2, 2001 were approximately $2.1 million.

     Management anticipates that maintenance capital expenditures for its fiscal 2002 and 2003 capital programs will range from $5.0 million to $6.0 million per year. Remaining capital expenditures for the Company's fiscal 2001 capital program which will be incurred in fiscal 2002 are approximately $3.1 million. In addition, acquisitions of grooming equipment, which are typically financed under capital leases, are expected to range from $1.2 million to $2.0 million annually. Depending upon the timing of construction of the Unit 7A single family development at Northstar, expenditures for real estate held for development and sale are anticipated to range from $2.0 million to $3.5 million in fiscal 2002. The scope of fiscal 2002 expansion capital plans and project planning and approvals has not yet been determined. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture and borrowings under the Senior Credit Facility (or a replacement facility).

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

     The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. The Company's ability to meet these financial covenants may be affected by events beyond its control, and there can be no assurance that the Company will satisfy those covenants. In addition, the Senior Credit Facility matures on March 31, 2002. No assurances can be given that the agreements governing any replacement financing, if such financing is available, will not have more restrictive operating covenants or other less favorable terms than the existing Senior Credit Facility.

     The Company currently has $125.5 million aggregate principal amount of Senior Notes outstanding, which will result in annual cash interest requirements of approximately $15.7 million. The Company expects that cash generated from operations, cash proceeds of planned real estate sales at Northstar, together with borrowing availability (to the extent the Company is able to extend or refinance the Senior Credit Facility), will be adequate to fund the interest requirements on the Senior Notes and the Company's other cash operating and debt service requirements over the next twelve months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts and certain real estate assets, if such transactions can be completed on favorable terms.

     For the year ended November 2, 2001, the Company's earnings would have been inadequate to cover fixed charges by $15.5 million. Any decline in the Company's expected operating performance or the inability of management to successfully implement the Company's business strategy, could have a material adverse effect on the Company's financial position and liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell other assets or obtain additional financing. No assurance can be given of the Company's ability to do so or the terms of any such transaction. In addition, the Company would require additional financing for expansion of its existing properties or for future acquisitions, if any. No assurances can be given that any such financing would be available on commercially reasonable terms. See "Forward-Looking Statements" herein.

     The Company believes that inflation has had little effect on its results of operations and any impact on costs has been largely offset by increased pricing.

Recent Trends and Outlook

     The full impact of the September 11th terrorist attacks and the weakening U.S. economy on the Company's business is not presently determinable. Currently, there are a number of both negative trends and mitigating factors that will likely influence the ultimate effect of these events on the Company's future results of operations, including the following:

o The Company's resorts are located within 200 miles of four of the five largest regional ski markets in the United States. Depending on the particular resort, management estimates that 70-95% of its customers travel to the Company's resorts by car.

o The eventual impact on the travel choices of the Company's customers who travel by air due to (1) concerns about the safety of air travel,
         (2) reductions in the number of flight options, and (3) increases in the time commitment necessary to travel by air due to heightened security measures, is not determinable.

o A meaningful portion of the Company's customer base is comprised of committed season pass holders. Through mid January 2002, the Company's 2001/02 season pass sales were significantly higher than at the same time in 2001, although a portion of the increase is attributable to the introduction of new pass products which may cannibalize sales of other lift ticket products.

o Based on U.S. Department of Labor statistics through December 2001, over the prior year the number of unemployed persons nationally increased by 2.6 million and the unemployment rate grew by 1.8% to 5.8%.

o Due to impacts on the insurance industry of the September 11th terrorist attacks, the Company's insurance premiums for 2002 increased by approximately $650,000 over the level of such costs in 2001.

     Due to the concerns surrounding the travel and recreational industries as a result of recent terrorism and the weakening U.S. economy, the Company is continuing to closely monitor its operational and capital spending levels to help offset the impacts on the Company's business of potential reductions in business volumes.

Pending Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. The Company will apply the new rules on accounting for goodwill commencing on November 3, 2001. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $2,300,000 in fiscal 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional impairment test for recorded goodwill as of November 3, 2001. The Company does not expect that the transitional impairment test will result in any significant impairment losses.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS No. 143 is effective for the Company at the beginning of fiscal 2003. The Company believes the adoption of SFAS No. 143 will not have a material impact on its consolidated financial position or results of operations.

Seasonality

     The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company's results of operations are, in turn, significantly dependent on favorable weather conditions and other factors beyond the Company's control. In prior years, the Company sought to partially mitigate the downside risk of its seasonal business by purchasing paid skier visit insurance policies. The Company did not obtain paid skier visit insurance coverage for its resorts for the 2001/02 ski season as effective policies were not available on commercially viable terms.

     During the off-season months of May through October, the Company's resorts typically experience a substantial reduction in labor and utility expense due to the absence of ski operations, but make significant expenditures for maintenance, expansion and capital improvements in preparation for the ensuing ski season.

Forward-Looking Statements

     Except for historical matters, the matters discussed in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The reader can identify these statements by forward-looking words such as "may", "will", "expect", "plan", "intend", "anticipate", "believe", "estimate", and "continue" or similar words. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect the Company's business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:

o       Uncertainty as to future financial results,
o       The substantial leverage and liquidity constraints of the Company,
o The potential inability of the Company to refinance or extend its Senior Credit Facility as well as the terms thereof,
o       Significant operating restrictions under the Company's debt agreements,
o The capital intensive nature of development of the Company's ski resorts,
o Uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements,
o Uncertainties regarding the timing and success of our real estate development projects and their ultimate impact on our operating results,
o       Demand for and costs associated with real estate development,
o The discretionary nature of consumers' spending for skiing and resort real estate,
o       Regional and national economic  conditions,
o       Weather  conditions,
o Negative impact on demand for our services and products resulting from recent and potential terrorism threats (including the effect of the September 11th attacks),
o       Availability of commercial air service,
o       Natural disasters (such as earthquakes and floods),
o       Availability  and terms of paid skier visit  insurance  coverage,
o       Competition and pricing pressures
o Governmental regulation and litigation and other risks associated with expansion and development,
o       The adequacy of the water supplies at each of the Company's  resorts,
o Availability of adequate energy supplies for the operation of the Company's resorts, including snowmaking operations, and volatility in the prices charged for energy and fuel, and
o The occupancy of leased property and property used pursuant to the United States Forest Service permits.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for such risks related to interest rate fluctuations. As of November 2, 2001, the Company had debt outstanding (including the Senior Credit Facility) with a carrying value of $148.0 million and an estimated fair value of $118.5 million.

     Fixed interest rate debt outstanding as of November 2, 2001, which excludes the Senior Credit Facility, was $130.4 million, carried an average interest rate of approximately 12%, and matures as follows (in thousands):

                2002    2003    2004    2005    2006    Thereafter      Total
                ----    ----    ----    ----    ----    ----------      -----

Senior Notes  $    -  $    -  $    -    $  -    $  -    $ 125,500   $ 125,500
Other Debt     1,748   1,116   1,624     209     125           90       4,912
              -----------------------------------------------------------------
              $1,748  $1,116  $1,624    $209    $125    $ 125,590   $ 130,412
              =================================================================

     The amount of borrowings under the Senior Credit Facility as of November 2, 2001 was approximately $17.6 million. For purposes of calculating interest, borrowings under the Senior Credit Facility can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) a margin of between 0% and .5%, depending on the level of consolidated EBITDA of the Company and its subsidiaries (as determined pursuant to the Senior Credit Facility), plus (b) the higher of (i) the Agent's base rate or (ii) the federal funds rate plus .5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of between 2% and 3%, depending on the level of consolidated EBITDA. As of November 2, 2001, the borrowings outstanding under the Senior Credit Facility bore interest at an annual rate of 5.5%, pursuant to the Base Rate Loan option. A 10% increase or decrease in interest rates would have an immaterial effect on the Company's future pretax earnings and cash flows.

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

        Name                 Age                          Position

George N. Gillett, Jr....... 63      Chairman of the Board of Directors; Chief
                                     Executive Officer, Assistant Secretary, and
                                     Director of the Company and Parent
Christopher P. Ryman........ 50      President, Chief Operating Officer and
                                     Assistant Secretary of the Company, and
                                     President and Assistant Secretary of Parent
Elizabeth J. Cole........... 41      Executive Vice President, Chief Financial
                                     Officer, Treasurer and Assistant Secretary
                                     of the Company and Parent
Timothy H. Beck............. 51      Executive Vice President, Planning of the
                                     Company
Brian J. Pope............... 39      Vice President of Accounting and Finance,
                                     Assistant Treasurer and Assistant Secretary
                                     of the Company, and Vice President and
                                     Assistant Secretary of Parent
David G. Corbin............. 49      Vice President of Resort Development of
                                     the Company
Ross D. Agre................ 33      Vice President and General Counsel and
                                     Secretary of the Company and Parent
Julianne Maurer............. 45      Vice President of Marketing and Sales of
                                     the Company
Mark St. J. Petrozzi........ 42      Vice President of Risk Management of the
                                     Company
Laura B. Moriarty........... 46      Vice President of Human Resources of the
                                     Company
Gary M. Pelletier........... 40      Director of the Company and Parent
Dean C. Kehler.............. 45      Director of the Company and Parent
Edward Levy................. 38      Director of the Company and Parent
Timothy Silva............... 50      General Manager - Northstar
John A. Rice................ 46      General Manager - Sierra
Brent G. Tregaskis.......... 41      General Manager - Bear Mountain
Thomas H. Day............... 47      General Manager - Waterville Valley
Ted M. Austin............... 41      General Manager - Mt. Cranmore
Rick F. Kelley.............. 46      General Manager - Loon Mountain
Dan Brewster................ 41      General Manager - Summit

-------------------------------------------------------------------------------
     George N. Gillett, Jr. Mr. Gillett has been the Chairman of the Board of Directors of the Company since its formation in October 1996 and Chief Executive Officer since February 1997. From August 1994 to July 2001, he served as Chairman of Packerland Packing Company, Inc., a meatpacking company based in Green Bay, Wisconsin. From January 1997 to February 2000, Mr. Gillett served as Chairman of Corporate Brand Foods America, Inc., a processor and marketer of meat and poultry products based in Houston, Texas, which was acquired by IBP in February 2000.

     Christopher P. Ryman. Mr. Ryman became President, Chief Operating Officer and Assistant Secretary of the Company in May 1998. Mr. Ryman was Chief Operating Officer and Senior Vice President of Vail Associates, Inc. from 1995 to May 1998. Prior to that time, from 1992 to 1995, he was Senior Vice President of Mountain Operations at Vail Associates, Inc.

     Elizabeth J. Cole. Ms. Cole has held the positions of Executive Vice President, Chief Financial Officer and Treasurer of the Company since May 1998. Ms. Cole also held the position of Secretary of the Company until October 2001, at which time she was appointed Assistant Secretary. From May 1995 until May 1998, Ms. Cole worked at Vail Resorts, with her most recent position there being that of Vice President, Business Development. Prior to this time Ms. Cole was affiliated with Aurora Capital Partners, a private equity fund. During her employment with Aurora Capital Partners, she served as the Chief Financial Officer of Petrowax PA, Inc., a manufacturer of petroleum waxes.

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

     Ross D. Agre. Mr. Agre has held the position of Vice President and General Counsel of the Company since September 2001. In October 2001, Mr. Agre was also named Secretary of the Company. From October 1994 to August 2001, Mr. Agre served with the law firm of Milbank, Tweed, Hadley & McCloy LLP, and was principally involved in a corporate transactional practice.

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

     Gary M. Pelletier. Mr. Pelletier has been with John Hancock Life Insurance Company ("John Hancock") since June 2001 and currently serves as a Managing Director with the Bond and Corporate Finance Group. Mr. Pelletier is responsible for a portfolio of investments specializing in media, entertainment and recreational related businesses, and has investment responsibilities with respect to Hancock Mezzanine Partners L.P. Prior to June 2001, Mr. Pelletier was employed with State Street Corporation since 1987, and most recently was in charge of Global Fixed Income Credit Research for State Street Advisors, the asset management arm of State Street Corporation.

     Dean C. Kehler. Mr. Kehler is a vice-chairman of CIBC World Markets Corp. (an affiliate of CIBC WG Argosy Merchant Fund 2, L.L.C. - the "CIBC Merchant Fund"), co-head of CIBC World Markets High Yield Merchant Banking Funds, and a member of CIBC World Markets Corp.'s Executive Board, U.S. Management Committee and Investment Committee, and has investment responsibilities with respect to the CIBC Merchant Fund and the Co-Investment Merchant Fund, LLC (the "Co-Investment Fund"). Mr. Kehler is also a founder of Trimaran Capital Partners, a private asset management firm which manages private equity funds and a portfolio of structured investment funds. Prior to joining CIBC World Markets Corp., Mr. Kehler was a Managing Director of Argosy Group L.P., an investment banking firm, from February 1990 to August 1995. Mr. Kehler serves as a director of Heating Oil Partners, L.P., First Knowledge Partners, inviva, inc. and CityNet Telecommunications, Inc.

     Edward Levy. Mr. Levy has been a Managing Director of CIBC World Markets Corp., an affiliate of CIBC Merchant Fund, since August 1995, and has investment responsibilities with respect to the CIBC Merchant Fund and the Co-Investment Fund. From February 1990 to August 1995, Mr. Levy was a Managing Director of Argosy Group, L.P., an investment banking firm. Mr. Levy is also a director of Heating Oil Partners, L.P., High Voltage Engineering Corporation and Norcross Safety Products.

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

Directors

     All directors of Booth Creek and Parent hold office until the respective annual meeting of stockholders next following their election, or until their successors are elected and qualified. On October 5, 2001, George N. Gillett, Jr., Dean C. Kehler and Edward Levy were re-elected to serve as members of the Board of Directors of Parent and the Company, and George N. Gillett, Jr. was re-appointed as Chairman of the Board of Directors of the Company. Additionally, on such date, Gary M. Pelletier was elected to the Board of Directors of Parent and the Company to replace a former director. See Part III, Item 13. "Certain Relationships and Related Transactions - Stockholders Agreements." No director of Booth Creek or Parent receives compensation for acting in such capacity.

Item 11. Executive Compensation

Compensation of Executive Officers

     The following table sets forth the compensation paid by Booth Creek to (i) its Chairman of the Board and Chief Executive Officer and (ii) each of the four most highly compensated executive officers of the Company in fiscal 2001 (collectively, the "Named Executives"), for services rendered in all capacities to the Company during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                            Long-Term
                                    Annual Compensation    Compensation
                            -----------------------------  ------------
                                                     Other   Restricted  All
                                                    Annual     Stock    Other
                                   Salary   Bonus   Compen-   Awards   Compen-
Name and Principal Position Year    ($)      ($)    sation($) ($)(1)   sation($)
--------------------------- ---    ------   ------ --------- -------- ---------
George N. Gillett, Jr....   2001        -        -      -         -        -
  Chairman of the Board,    2000        -        -      -         -        -
  Chief Executive Officer   1999        -        -      -         -        -
  and Director (2)

Christopher P. Ryman.....   2001  335,000  167,500      -    11,536   11,026 (3)
  President, Chief          2000  315,000  315,000      -         -   11,032 (4)
  Operating Officer and     1999  240,000   50,000      -         -    3,738 (5)
  Assistant Secretary

Elizabeth J. Cole........   2001  275,000  165,000      -    11,536   10,447 (6)
  Executive Vice President, 2000  250,000  250,000      -         -    7,720 (7)
  Chief Financial Officer,  1999  175,000  100,000      -         -    4,821 (8)
  Treasurer and Secretary

Timothy H. Beck..........   2001  195,000   78,000      -     1,960    8,668 (9)
  Executive Vice            2000  185,000  110,000      -         -    6,568(10)
  President, Planning       1999  175,000   35,000      -         -    7,520(11)

Brian J. Pope............   2001  185,000   95,000      -     2,800    7,995 (5)
  Vice President of         2000  165,000  110,000      -         -    5,997 (5)
  Accounting and            1999  125,000   45,000      -         -        -
  Finance, Assistant
  Treasurer,
  Assistant Secretary

--------------------------
(1) The amounts disclosed in this column reflect the dollar values of restricted shares granted pursuant to Parent's 2001 Incentive Stock Plan. The total number of restricted shares held by the Named Executives and their aggregate market value as of November 2, 2001 were as follows:
     Christopher P. Ryman, 824 shares valued at $11,536; Elizabeth J. Cole, 824 shares valued at $11,536; Timothy H. Beck, 140 shares valued at $1,960; and Brian J. Pope, 200 shares valued at $2,800.

(2) Mr. Gillett is the sole shareholder, sole director and Chief Executive Officer of Booth Creek Management Corporation which, pursuant to the Management Agreement (as defined), provides the Company with management services. See Part III, Item 13. "Certain Relationships and Related Transactions - Management Agreement with Booth Creek Management Corporation."

(3) Consists of a 401(k) matching contribution of $8,838 and term life insurance premiums of $2,188.
(4) Consists of a 401(k) matching contribution of $7,087 and term life insurance premiums of $3,945.
(5)  Consists of a 401(k) matching contribution.
(6) Consists of a 401(k) matching contribution of $8,352 and term life insurance premiums of $2,095.
(7) Consists of a 401(k) matching contribution of $5,625 and term life insurance premiums of $2,095.
(8) Consists of a 401(k) matching contribution of $2,726 and term life insurance premiums of $2,095.
(9) Consists of a 401(k) matching contribution of $6,903 and term life insurance premiums of $1,765.
(10) Consists of a 401(k) matching contribution of $4,803 and term life insurance premiums of $1,765.
(11) Consists of a 401(k) matching contribution of $5,755 and term life insurance premiums of $1,765.

Parent 2001 Stock Incentive Plan

     Parent has established the Booth Creek Ski Group, Inc. 2001 Stock Incentive Plan (the "Parent 2001 Stock Incentive Plan"), pursuant to which various forms of stock awards with respect to a maximum of 2,473 shares of Parent's Class B Common Stock may be granted. In connection with the adoption of the Parent 2001 Stock Incentive Plan, Parent's 1997 stock option plan was terminated. Stock awards may be granted under the Parent 2001 Stock Incentive Plan to employees and independent contractors of Parent and Parent-controlled businesses, including the Company, at the discretion of the Board of Directors of Parent.

     Under the Parent 2001 Stock Incentive Plan, Parent has entered into restricted stock arrangements with Christopher P. Ryman, Elizabeth J. Cole, Timothy H. Beck and Brian J. Pope (each a "Holder") providing for the issuance of 824, 824, 140 and 200 restricted shares, respectively. Each Holder's restricted stock vested with respect to 60% of the shares on November 1, 2001, and will vest with respect to an additional 20% of the related shares on each of November 1, 2002 and November 1, 2003. Holders are entitled to receive dividends on restricted shares to the same extent as holders of unrestricted shares. After vesting of the restricted stock, Holders are also entitled to deferred compensation from Parent pursuant to a specified formula, which is paid upon sale of their shares or under certain other circumstances.

Employment and Other Agreements

     Christopher P. Ryman

     The Company and Parent are parties to an employment agreement, as amended and restated, with Christopher P. Ryman, President and Chief Operating Officer of the Company and Parent. Mr. Ryman's employment under such agreement commenced on May 1, 2000, and the agreement is scheduled to expire on October 31, 2003, unless sooner terminated. For the year ended November 2, 2001, Mr. Ryman received a base salary of $335,000 from the Company, which is subject to annual review and increase as Mr. Ryman and the Company may agree. The agreement provides that the Company's Board of Directors will establish reasonable performance incentive goals for Mr. Ryman for each fiscal year, with a bonus target of 50% of base salary if such goals are obtained. Mr. Ryman is also eligible for separate incentive compensation from Parent. Under the terms of his employment agreement, Mr. Ryman is eligible to participate in the health, disability and retirement plans offered to executives of the Company, at participation levels and with benefits not less favorable than those provided to the plans' respective highest ranking participants. In addition, Mr. Ryman is entitled to certain supplemental disability and life insurance benefits. Mr. Ryman and a designee of his choice are eligible for certain membership benefits in clubs owned or controlled by the Company or its affiliates, or clubs in which the Company or its affiliates may have an interest, as further described in the employment agreement. The employment agreement also provides that the Company shall convey to Mr. Ryman a single family lot from two alternative sites at the Northstar resort. Further, the Company and Parent are required to reimburse Mr. Ryman for all reasonable and necessary expenses incurred by him in the discharge of his duties and have agreed to indemnify him to the maximum extent permitted by Delaware law. In the event that the Company requires Mr. Ryman to relocate his residence, the employment agreement provides that the Company and Mr. Ryman shall agree upon a reasonable relocation package.

     In accordance with Mr. Ryman's employment agreement, Parent has issued to Mr. Ryman 824 shares of its Class B Common Stock in the form of restricted stock. The employment agreement further provides that portions of the restricted stock will be forfeitable under certain circumstances. The restricted stock is subject to a stockholders agreement. See Part III, Item 13. "Certain Relationships and Related Transactions - Stockholders Agreements."

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

     Elizabeth J. Cole

     The Company and Parent are parties to an employment agreement, as amended and restated, with Elizabeth J. Cole, Executive Vice President and Chief Financial Officer of the Company and Parent. Ms. Cole's employment under such agreement commenced on May 1, 2000, and the agreement is scheduled to expire on October 31, 2003, unless sooner terminated. For the year ended November 2, 2001, Ms. Cole received a base salary of $275,000 from the Company, which is subject to annual review and increase as Ms. Cole and the Company may agree. The agreement provides that the Company's Board of Directors will establish reasonable performance incentive goals for Ms. Cole for each fiscal year, with a bonus target of 50% of base salary if such goals are obtained. Ms. Cole is also eligible for separate incentive compensation from Parent. Under the terms of her employment agreement, Ms. Cole is eligible to participate in the health, disability and retirement plans offered to executives of the Company, at participation levels and with benefits not less favorable than those provided to the plans' respective highest ranking participants. In addition, Ms. Cole is entitled to certain supplemental disability and life insurance benefits. Ms. Cole and a designee of her choice are eligible for certain membership benefits in clubs owned or controlled by the Company or its affiliates, or clubs in which the Company or its affiliates may have an interest, as further described in the employment agreement. The employment agreement also provides that the Company shall convey to Ms. Cole a single family lot from two alternative sites at the Northstar resort. Further, the Company and Parent reimburse Ms. Cole for all reasonable and necessary expenses incurred by her in the discharge of her duties and have agreed to indemnify her to the maximum extent permitted by Delaware law. In the event that the Company requires Ms. Cole to relocate her residence, the employment agreement provides that the Company and Ms. Cole shall agree upon a reasonable relocation package.

     In accordance with Ms. Cole's employment agreement, Parent has issued to Ms. Cole 824 shares of its Class B Common Stock in the form of restricted stock. The employment agreement further provides that portions of the restricted stock will be forfeitable under certain circumstances. The restricted stock is subject to a stockholders agreement. See Part III, Item 13. "Certain Relationships and Related Transactions - Stockholders Agreements."

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

     Timothy H. Beck

     The Company is a party to an employment agreement, as amended, with Timothy
H. Beck, Executive Vice President, Planning of the Company. Mr. Beck's employment under such agreement commenced on July 1, 1997, and the agreement is scheduled to expire on November 1, 2003, unless sooner terminated. For the year ended November 2, 2001, Mr. Beck received a base salary of $195,000, which is subject to annual review and discretionary increase by the Company. Mr. Beck will also be entitled to receive an annual incentive bonus of up to 50% of his base salary based upon the Company's attainment of certain targeted financial, business and personal goals. Under the terms of his employment agreement, Mr. Beck is entitled to four weeks paid vacation per year and is eligible to participate in the health, disability, retirement, profit sharing, equity award and savings plans offered to other executives of the Company. The employment agreement also provides Mr. Beck with the right to purchase a single family lot at the Company's basis from two alternative sites at the Northstar resort. In addition, pursuant to his agreement, the Company provides Mr. Beck with a $1,000,000 term life insurance policy, reimburses him for all reasonable and necessary expenses incurred by him in the discharge of his duties and indemnifies him to the maximum extent permitted by Delaware law. In the event that the Company requires Mr. Beck to relocate his residence to the community in which the Company's executive offices are located (as described in his agreement), the Company shall reimburse Mr. Beck for certain costs related to such relocation.

     Under the terms of his employment agreement, Mr. Beck's employment may be terminated by the Company at any time, with or without cause, or upon his death, disability or resignation. In the event Mr. Beck's employment is terminated "without cause", by Mr. Beck for "good reason" or in the event of a "change in control" (each as described in his agreement), the Company will provide Mr. Beck with salary continuation and continuation of health and disability insurance coverage for a period of 18 months or until such time as Mr. Beck is eligible for comparable benefits from another entity, whichever date is sooner. During the term of his employment and for certain specified periods thereafter, Mr. Beck will be subject to provisions prohibiting (1) his competition with the Company or Parent, (2) solicitation of certain of Parent or Company management personnel, (3) diversion of Parent or Company vendors, customers or others doing business with Parent or the Company, and (4) disparaging Parent, the Company or any of their personnel or revealing any information that might impair the reputation or goodwill of Parent, the Company and their personnel. Mr. Beck's employment agreement also contains provisions relating to non-disclosure of certain confidential information of Parent and the Company (as described in his agreement).

     Brian J. Pope

     Mr. Pope is entitled to severance pay equal to 12 months' salary, if his employment is terminated without cause before November 1, 2003.

Compensation Committee Interlocks and Insider Participation

     The Company's compensation policies are determined and executive officer compensation decisions are made by the Board of Directors, which currently consists of George N. Gillett, Jr., Gary M. Pelletier, Dean C. Kehler and Edward Levy. Mr. Gillett is the Chief Executive Officer of the Company and is the sole shareholder, sole director and Chief Executive Officer of Booth Creek Management Corporation, which provides the Company with management services. See Part III,
Item 13. "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The Company is a wholly-owned subsidiary of Parent. The following table sets forth information concerning the beneficial ownership of Parent's Common Stock (including Class A Common Stock and Class B Common Stock) as of January 29, 2002 by (i) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock of Parent, (ii) by each director and Named Executive of the Company and (iii) all directors and executive officers of the Company as a group. Each share of Parent's Class B Common Stock is non-voting (except with respect to certain amendments to the certificate of incorporation and bylaws of Parent and as otherwise required by the General Corporation Law of the State of Delaware) and is convertible into one share of voting Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. All shares are owned with sole voting and investment power, unless otherwise indicated.

     The percentages of beneficial ownership in the accompanying table represents the relative interests assuming that only such individual holder's respective Class B Common Stock or Warrants were converted with respect to the existing number of outstanding Class A or Class B shares.


                                             Parent's Class A        Parent's Class B
                                               Common Stock            Common Stock
                                           Beneficially Owned      Beneficially Owned
                                         ----------------------  ----------------------
           Beneficial Owner                  Shares       %          Shares       %
-------------------------------------    ------------- --------  ------------- --------
Booth Creek Partners Limited II,
  L.L.L.P...............................    825.70 (1)     100%     182.90 (2)       2%
6755 Granite Creek Road
Teton Village, Wyoming 83025

John Hancock Life Insurance
  Company...............................  9,160.21 (3)      93%   9,160.21 (3)      65%
John Hancock Place
200 Clarendon Street
Boston, Massachusetts 02117

CIBC WG Argosy Merchant Fund 2, L.L.C...  3,147.36 (4)      83%   3,147.36 (4)      26%
425 Lexington Avenue, 3rd Floor
New York, New York 10017

George N. Gillett, Jr...................    825.70 (5)     100%          -           -
  Chairman of the Board of the Company

Rose Gillett............................    825.70 (5)     100%          -           -
6755 Granite Creek Road
Teton Village, Wyoming 83025

Jeffrey J. Joyce........................     96.42 (6)      15%          -           -
3330 Cumberland Blvd., Suite 500
Atlanta, Georgia 30339

Hancock Mezzanine Partners L.P..........    529.03 (7)      45%     529.03 (7)       5%
John Hancock Place
200 Clarendon Street
Boston, Massachusetts 02117

Co-Investment Merchant Fund, LLC........    349.70 (8)      35%     349.70 (8)       3%
425 Lexington Ave., 3rd Floor
New York, New York 10017

Gary M. Pelletier.......................  9,689.24 (9)      94%   9,689.24 (9)      68%
  Director of the Company and Parent

Dean C. Kehler..........................  3,497.06 (10)     84%   3,497.06 (10)     29%
  Director of the Company and Parent

Edward Levy.............................  3,497.06 (11)     84%   3,497.06 (11)     29%
  Director of the Company and Parent

Christopher P. Ryman....................    824.00 (12)     56%     824.00 (12)      7%
  President, Chief Operating Officer
  and Assistant Secretary of the
  Company; President and Assistant
  Secretary of Parent

Elizabeth J. Cole.......................    824.00 (13)     56%     824.00 (13)      7%
  Executive Vice President, Chief
  Financial Officer, Treasurer and
  Assistant Secretary of the Company
  and Parent

Timothy H. Beck.........................    140.00 (14)     18%     140.00 (14)      1%
  Executive Vice President, Planning
  of the Company

Brian J. Pope...........................    200.00 (15)     24%     200.00 (15)      2%
  Vice President of Accounting and
  Finance, Assistant Treasurer and
  Assistant Secretary of the Company;
  Vice President and Assistant
  Secretary of Parent

Total Executive Officers and
  Directors as a Group.................. 16,000.00 (16)    100%          -           -

---------------------

(1) Comprised of 642.80 shares of Class A Common Stock of Parent and Warrants to purchase 182.90 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

(2) Represents Warrants to purchase 182.90 shares of Class B Common Stock of Parent.

(3) Comprised of 6,268.31 shares of Class B Common Stock of Parent and Warrants to purchase 2,891.90 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

(4) Comprised of 2,227.92 shares of Class B Common Stock of Parent and Warrants to purchase 919.44 shares of Class B Common Stock of Parent. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share.

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

(9) Represents an aggregate of 6,633.04 shares of Class B Common Stock of Parent and Warrants to purchase 3,056.20 shares of Class B Common Stock of Parent held of record by John Hancock Life Insurance Company and Hancock Mezzanine Partners L.P. (the "Hancock Entities"). Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. Mr. Pelletier disclaims beneficial ownership of the securities held by the Hancock Entities.

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

(12) Represents 824.00 shares of restricted Class B Common Stock of Parent held by Mr. Ryman pursuant to his employment agreement. See Part III, Item II. "Executive Compensation - Employment and Other Agreements." Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals.

(13) Represents 824.00 shares of restricted Class B Common Stock of Parent held by Ms. Cole pursuant to her employment agreement. See Part III, Item II. "Executive Compensation - Employment and Other Agreements." Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals.

(14) Represents 140.00 shares of restricted Class B Common Stock of Parent held by Mr. Beck pursuant to that certain restricted stock agreement by and between Parent and Mr. Beck. See Part III, Item 11. "Executive Compensation
     - Parent 2001 Stock Incentive Plan."

(15) Represents 200.00 shares of restricted Class B Common Stock of Parent held by Mr. Pope pursuant to that certain restricted stock agreement by and between Parent and Mr. Pope. See Part III, Item 11. "Executive Compensation
     - Parent 2001 Stock Incentive Plan.

(16) Represents (i) 642.80 shares of Class A Common Stock of Parent and Warrants to purchase 182.90 shares of Class B Common Stock of Parent owned by Booth Creek Partners Limited II, L.L.L.P., of which George N. Gillett, Jr. may be deemed to be the beneficial owner, (ii) 6,633.04 shares of Class B Common Stock of Parent and Warrants to purchase 3,056.20 shares of Class B Common Stock of Parent owned by the Hancock Entities, of which Gary M. Pelletier may be deemed to be the beneficial owner as described in note (9) above,
     (iii) 2,475.46 shares of Class B Common Stock of Parent and Warrants to purchase 1,021.60 shares of Class B Common Stock of Parent owned by the CIBC Entities, of which each of Dean C. Kehler and Edward Levy may be deemed to be the beneficial owners as described in notes (10) and (11) above, (iv) 824.00 shares of Class B Common Stock of Parent held by Christopher P. Ryman as described in note (12) above, (v) 824.00 shares of Class B Common Stock of Parent held by Elizabeth J. Cole as described in note (13) above, (vi) 140.00 shares of Class B Common Stock of Parent held by Timothy H. Beck as described in note (14) above, and (vii) 200.00 shares of Class B Common Stock of Parent held by Brian J. Pope as described in Note (15) above.

Item 13. Certain Relationships and Related Transactions

Securities Purchase Agreements

     Since its formation in October 1996, the Company and Parent have each engaged in a series of transactions with the principal security holders of Parent for the purpose of raising capital to finance the acquisitions of the Company's resorts and for general corporate purposes. In connection with these transactions, the principal security holders of Parent (comprised of Booth Creek Partners Limited II, L.L.L.P., the Hancock Entities and the CIBC Entities) and Parent have entered into Securities Purchase Agreements dated November 27, 1996, as amended and restated on February 26, 1998, September 14, 1998 and May 28, 2000 (the "Securities Purchase Agreements"). Pursuant to the Securities Purchase Agreements, Parent has issued shares of Class A and Class B Common Stock, warrants to purchase Class B Common Stock (the "Warrants") and Parent Notes. The Parent Notes mature on November 27, 2008 and bear interest at 12% per annum, if paid in cash, or 14% per annum, if paid in kind, payable semi-annually on each May 27 and November 27. George N. Gillett, Jr., and affiliates own 100% of the outstanding Class A Common Stock.

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

Stockholders Agreements

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

     Pursuant to the Stockholders Agreement, the Board of Directors of Parent shall consist of three individuals selected by Booth Creek Partners Limited II, L.L.L.P. and two individuals designated by John Hancock. The Board of Directors of Parent and the Company currently consists of George N. Gillett, Jr., Dean C. Kehler, Edward Levy and Gary M. Pelletier. See Part III, Item 10. "Directors and Executive Officers of the Registrant - Directors." Without the consent of owners of 75% or more of Parent's equity securities (the "Required Owners"), neither Parent nor any subsidiary of Parent, including the Company, may issue any equity securities except for certain enumerated permitted issuances. With respect to issuance of equity securities of Parent requiring the approval of the Required Owners, the Required Owners also are entitled to certain preemptive rights. In addition, the Stockholders Agreement provides that neither Parent nor any of its subsidiaries, including the Company, may acquire any assets or business from any other person (other than inventory and equipment in the ordinary course of business), or sell or otherwise dispose of all or substantially all of the assets of any resort or the stock of any subsidiary, without the consent of the Required Owners.

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

     In connection with the issuance of restricted stock to Christopher P. Ryman, Elizabeth J. Cole, Timothy H. Beck and Brian J. Pope, these individuals entered into a separate stockholders agreement with the Institutional Investors, which generally provides for certain co-sale and registration rights for the executives and drag-along rights for the Institutional Investors. See Part III,
Item 11. "Executive Compensation - Parent 2001 Stock Incentive Plan."

Sales of Real Estate to Trimont Land Holdings, Inc.


     On September 22, 2000, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, and Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000, of which 85% is payable in cash and 15% is payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or
15%, was paid in the form of a convertible secured subordinated promissory note (the "Convertible Secured Note"). The sale of the remaining Development Real
Estate under the Northstar Real Estate Agreement is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in 2002.

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

Management Agreement with Booth Creek Management Corporation

     On May 26, 2000, the Company and Parent entered into an Amended and Restated Management Agreement (the "Management Agreement") with Booth Creek Management Corporation (the "Management Company") pursuant to which the Management Company agreed to provide Parent, Booth Creek and its subsidiaries with management advice with respect to, among other things, (i) formulation and implementation of financial, marketing and operating strategies, (ii) development of business plans and policies, (iii) corporate finance matters, including acquisitions, divestitures, debt and equity financings and capital expenditures, (iv) administrative and operating matters, including unified management of the Company's ski resorts, (v) research, marketing and promotion, and (vi) other general business matters. George N. Gillett, Jr. is the sole shareholder, sole director and Chief Executive Officer of Booth Creek Management Corporation.

     Under the terms of the Management Agreement, Parent and the Company provide customary indemnification, reimburse certain costs and owe the Management Company an annual management fee of $100,000, plus a discretionary operating bonus.

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

         3.   List of Exhibits:

              +2.1 Agreement and Plan of Merger dated as of September 18, 1997 by and among Booth Creek Ski Group, Inc., LMRC Corp. and Loon Mountain Recreation Corporation.

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

            **3.18 Amended and Restated Articles of Incorporation of Loon Mountain Recreation Corporation.

            **3.19 Amended and Restated Bylaws of Loon Mountain Recreation Corporation.

            **3.20 Amended and Restated Articles of Incorporation of Loon Realty Corp.

            **3.21    Amended and Restated Bylaws of Loon Realty Corp.

            **3.22    Bylaws of LMRC Holding Corp.

              *4.1 Indenture dated as of March 18, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., ear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland Bank), as trustee (including the form of 12 1/2% Senior Note due 2007 and the form of Guarantee).

              *4.2 Supplemental Indenture No.1 to Indenture dated as of April 25, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, HSBC Bank USA (formerly Marine Midland Bank), as trustee.

              +4.3 Supplemental Indenture No. 2 to Indenture dated as of February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland
                      Bank), as Trustee.

              +4.4 Supplemental Indenture No. 3 to Indenture dated as of February 26, 1998, by and among Booth Creek Ski Holdings, Inc., as Issuer, LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp., as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland Bank), as Trustee.

            +++4.5 Supplemental Indenture No. 4 to Indenture dated as of October 8, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Booth Creek Ski Acquisition, Inc., and HSBC Bank USA (formerly Marine Midland Bank), as Trustee.

             ##4.6 Second Amended and Restated Securities Purchase Agreement and certain related agreements dated as of May 28, 2000, among Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc., the Subsidiary Guarantors as defined therein and each of John Hancock Life Insurance Company, CIBC WG Argosy Merchant Fund 2, L.L.C., Hancock Mezzanine Partners, L.P., Co-Investment Merchant Fund, LLC and Booth Creek Partners Limited II, L.L.L.P.

          #####4.7 Form of Stockholders Agreement dated January 22, 2002 among Christopher P. Ryman, Elizabeth J. Cole, Timothy H. Beck, Brian J. Pope, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., CIBC WG Argosy Merchant Fund 2, L.L.C., Co-Investment Merchant Fund, LLC and Booth Creek Ski Group, Inc.

           +++10.1 Amended and Restated Credit Agreement dated as of October 30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek
                      Ski   Acquisition   Corp.,    Trimont   Land   Company,
                      Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Mountain Realty Corp. and Fleet National Bank (formerly BankBoston, N.A.).

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

            *10.11 Escrow Agreement dated December 3, 1996 by and among Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

            *10.12 Stock Purchase Agreement dated as of February 21, 1997 by and between Booth Creek Ski Holdings, Inc., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr.,deceased, and Peggy Westerlund, and David R. Moffett, as representative.

            *10.13 Preferred Stock Purchase Agreement dated as of February 21, 1997 by and between DRE, L.L.C., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and David R. Moffett, as representative.

            #10.14 Asset Purchase Agreement dated as of March 21, 2000, as modified and amended, by and between Booth Creek Ski Holdings, Inc., a Delaware corporation, as Seller, and GT Acquisition I, LLC, a Delaware limited liability company, as Buyer.

          ###10.15 Agreement for Purchase and Sale of Real Property and certain related agreements dated September 22, 2000 between  Trimont Land  Company and Trimont Land  Holdings,
                      Inc.

           ##10.16 Amended and Restated Management Agreement dated as of May 26, 2000 by and between Booth Creek Ski Holdings, Inc. and Booth Creek Management Corporation.

            *10.17 Ski Area Term Special Use Permit No. 4002/01 issued by the United States Forest Service to Waterville Valley Ski Resort, Inc.

            *10.18 Ski Area Term Special Use Permit No. 5123/01 issued by the United States Forest Service to Bear Mountain, Inc.

            *10.19 Ski Area Term Special Use Permit No. 4127/09 issued by the United States Forest Service to Ski Lifts, Inc.

            *10.20 Annual Special Use Permit Nos. 4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

           ++10.21 Ski Area Term Special Use Permit No. 4031/01 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

           ++10.22 Amendment Number 2 for Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

           ++10.23 Amendment Number 5 for Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

         ++++10.24    Ski Area Term Special Use Permit No. 4186 issued by the
                      United States Forest Service to Sierra-at-Tahoe, Inc.

           **10.25 Employment Agreement dated as of July 1, 1997, by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

        #####10.26    Amendment  No. 1 to the  Employment  Agreement by and
                      between Booth Creek Ski Holdings, Inc. and Timothy H.
                      Beck.

        #####10.27    Amended  and  Restated  Employment  Agreement  by and
                      between Booth Creek Ski Group,  Inc.,  Booth  Creek  Ski
                      Holdings, Inc. and Christopher P. Ryman.

        #####10.28    Amended  and  Restated  Employment  Agreement  by and
                      between Booth Creek Ski Group,  Inc.,  Booth  Creek  Ski
                      Holdings, Inc. and Elizabeth J. Cole.

        #####10.29    Booth Creek Ski Group,  Inc. 2001 Stock Incentive Plan.

        #####10.30    Restricted  Stock Agreement by and between Booth Creek Ski
                      Group, Inc. and Timothy H. Beck.

        #####10.31    Deferred  Compensation  Agreement by and between Booth
                      Creek Ski Group, Inc. and Timothy H. Beck.

        #####10.32    Restricted  Stock Agreement by and between Booth Creek Ski
                      Group, Inc. and Brian J. Pope.

        #####10.33    Deferred Compensation Agreement by and between Booth Creek
                      Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Brian
                      J. Pope.

        #####10.34    Severance  Agreement by and between Booth Creek Ski Group,
                      Inc., Booth Creek Ski Holdings, Inc. and Brian J. Pope.

          ####21.1    Subsidiaries of the Registrant.

---------------------

* Filed with Registration Statement on Form S-4 (Reg. No. 333-26091) and incorporated herein byreference.

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

*** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 29, 1999 and incorporated herein by reference.

**** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 1999 and incorporated herein by reference.

+ Filed with the Company's Current Report on Form 8-K dated February 26, 1998 and incorporated herein by reference.

++ Filed with Registration Statement on Form S-4 (Reg. No. 333-48619) and incorporated herein by reference.

+++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 30, 1998 and incorporated herein by reference.

++++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 29, 1999 and incorporated herein by reference.

# Filed with the Company's Current Report on Form 8-K dated March 21, 2000 and incorporated herein by reference.

## Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended July 28, 2000 and incorporated herein by reference.

### Filed with the Company's Current Report on Form 8-K dated September 22, 2000 and incorporated herein by reference.

#### Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 27, 2000 and incorporated herein by reference.

#####      Filed herewith as an Exhibit to this Form 10-K.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Truckee, State of California, as of January 29, 2002.

                          BOOTH CREEK SKI HOLDINGS, INC.
                          (Registrant)


                          By:             /s/ CHRISTOPHER P. RYMAN
                             -------------------------------------------------
                                             Christopher P. Ryman
                                       President and Chief Operating Officer


                          By:               /s/ ELIZABETH J. COLE
                             -------------------------------------------------
                                              Elizabeth J. Cole
                                       Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         Officer)


                          By:                 /s/ BRIAN J. POPE
                             -------------------------------------------------
                                               Brian J. Pope
                                       Vice President of Accounting and Finance
                                            (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of the dates indicated.


         Signature                     Title                   Date
         ---------                     -----                   ----

 /s/ GEORGE N. GILLETT, JR.     Chairman of the Board of   January 29, 2002
----------------------------    Directors and Chief
   George N. Gillett, Jr.       Executive Officer
                               (Principal Executive
                                Officer)


   /s/ GARY M. PELLETIER        Member of the Board of     January 29, 2002
----------------------------    Directors
     Gary M. Pelletier


     /s/ DEAN C. KEHLER         Member of the Board of     January 29, 2002
----------------------------    Directors
       Dean C. Kehler


      /s/ EDWARD LEVY           Member of the Board of     January 29, 2002
----------------------------    Directors
        Edward Levy


  /s/ CHRISTOPHER P. RYMAN      President and Chief        January 29, 2002
----------------------------    Operating Officer
    Christopher P. Ryman


   /s/ ELIZABETH J. COLE        Executive Vice President   January 29, 2002
----------------------------    and Chief Financial
     Elizabeth J. Cole          Officer (Principal
                                Financial Officer)


     /s/ BRIAN J. POPE          Vice President of          January 29, 2002
----------------------------    Accounting and Finance
       Brian J. Pope           (Principal Accounting
                                Officer)

                         BOOTH CREEK SKI HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K
                          INDEX OF FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Auditors.......................................        F-2
Consolidated Balance Sheets..........................................        F-3
Consolidated Statements of Operations................................        F-4
Consolidated Statements of Shareholder's Equity......................        F-5
Consolidated Statements of Cash Flows................................        F-6
Notes to Consolidated Financial Statements...........................        F-7

                         REPORT OF INDEPENDENT AUDITORS


Booth Creek Ski Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Booth Creek Ski Holdings, Inc. as of November 2, 2001 and October 27, 2000, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended November 2, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booth Creek Ski Holdings, Inc. at November 2, 2001 and October 27, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 2, 2001 in conformity with accounting principles generally accepted in the United States.


                                                          /s/ Ernst & Young LLP



Sacramento, California
December 18, 2001

                         BOOTH CREEK SKI HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                               November 2,       October 27,
                                                  2001              2000
                                             ---------------   ---------------

                 ASSETS
Current assets:
  Cash....................................      $      458        $      696
  Accounts receivable, net of allowance
   of $39 and
   $28, respectively......................           1,937             1,929
  Insurance proceeds receivable...........           1,500             4,070
  Inventories.............................           2,486             2,106
  Prepaid expenses and other current
   assets.................................           1,616             1,194
                                             ---------------   ---------------
Total current assets......................           7,997             9,995

Property and equipment, net...............         139,347           145,746
Real estate held for development and
sale......................................           8,220             6,566
Deferred financing costs, net of
  accumulated amortization
  of $5,128 and $4,162, respectively......           4,087             5,338
Timber rights and other assets............           6,429             5,937
Goodwill, net of accumulated
  amortization of $11,280 and $8,937,
  respectively............................          23,138            25,481
                                             ---------------   ---------------
Total assets..............................      $  189,218        $  199,063
                                             ===============   ===============

  LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Senior credit facility..................      $   17,628        $    6,352
  Current portion of long-term debt.......           1,748             1,356
  Accounts payable and accrued
   liabilities............................          34,842            33,915
                                             ---------------   ---------------
Total current liabilities.................          54,218            41,623

Long-term debt............................         128,664           136,790
Other long-term liabilities...............             767               785
Commitments and contingencies
Preferred stock of subsidiary; 28,000
  shares authorized,
  9,000 shares issued and outstanding
  at November 2, 2001
  (13,000 shares at October 27, 2000);
  liquidation preference
  and redemption value of $1,136 at
  November 2, 2001........................           1,136             1,638
Shareholder's equity:
  Common stock, $.01 par value; 1,000
   shares authorized,
   issued and outstanding.................              -                 -
  Additional paid-in capital..............          72,000            72,000
  Accumulated deficit.....................         (67,567)          (53,773)
                                             ---------------   ---------------
Total shareholder's equity................           4,433            18,227
                                             ---------------   ---------------
Total liabilities and
  shareholder's equity....................      $  189,218        $  199,063
                                             ===============   ===============
                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                               Year Ended
                                ----------------------------------------------
                                 November 2,     October 27,     October 29,
                                    2001            2000            1999
                                --------------  --------------  --------------

Revenue:
  Resort operations............  $  121,629      $  119,685      $  112,980
  Real estate and other........         276          19,670          12,744
                                --------------  --------------  --------------
Total revenue..................     121,905         139,355         125,724

Operating expenses:
  Cost of sales - resort
   operations..................      70,982          70,394          74,404
  Cost of sales - real estate
   and other...................         211           4,507           5,244
  Depreciation and depletion...      22,716          20,172          19,320
  Amortization of goodwill and
   other intangible
   assets......................       2,405           2,400           2,430
  Selling, general and
   administrative expense......      23,412          22,985          22,571
  Unusual items, net...........           -               -             487
                                --------------  --------------  --------------
Total operating expenses.......     119,726         120,458         124,456
                                --------------  --------------  --------------

Operating income...............       2,179          18,897           1,268

Other income (expense):
  Interest expense.............     (16,883)        (18,215)        (18,707)
  Amortization of deferred
   financing costs.............        (966)         (1,084)         (1,093)
  Gain on sale of Grand
   Targhee resort..............           -             369               -
  Other income (expense).......         280            (145)            (43)
                                --------------  --------------  --------------
  Other income (expense), net..     (17,569)        (19,075)        (19,843)
                                --------------  --------------  --------------

Loss before minority interest
 and extraordinary item........     (15,390)           (178)        (18,575)

Minority interest..............        (127)           (179)           (218)
                                --------------  --------------  --------------
Loss before extraordinary
 item.........................      (15,517)           (357)        (18,793)

Extraordinary gain on early
 retirement of debt............       1,723               -               -
                                --------------  --------------  --------------
Net loss.......................  $  (13,794)     $     (357)     $  (18,793)
                                ==============  ==============  ==============
                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                          (In thousands, except shares)



                                                Additional
                                   Common Stock   Paid-in   Accumulated
                                  --------------
                                 Shares   Amount  Capital     Deficit     Total
                                -------- ------- --------- ------------  -------
Balance at October 31, 1998....   1,000  $    -  $ 72,000  $ (34,623)  $ 37,377
Net loss.......................       -       -         -    (18,793)   (18,793)
                               -------------------------------------------------
Balance at October 29, 1999....   1,000       -    72,000    (53,416)    18,584
Net loss.......................       -       -         -       (357)      (357)
                               -------------------------------------------------
Balance at October 27, 2000....   1,000       -    72,000    (53,773)    18,227
Net loss.......................       -       -         -    (13,794)   (13,794)
                               -------------------------------------------------
Balance at November 2, 2001....   1,000  $    -  $ 72,000  $ (67,567)  $  4,433

                                ======== ======= ========= ============  =======

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended
                                  ----------------------------------------------
                                   November 2,     October 27,     October 29,
                                      2001            2000            1999
                                  --------------  --------------  --------------
Cash flows from operating
  activities:
Net loss.......................... $     (13,794)  $        (357)  $   (18,793)
Adjustments to reconcile net loss
  to net cash
  provided by operating
  activities:
   Depreciation and depletion.....        22,716          20,172        19,320
   Amortization of goodwill and
    other
    intangible assets.............         2,405           2,400         2,430
   Noncash cost of real estate
    sales.........................             -           2,460         4,743
   Amortization of deferred
    financing costs...............           966           1,084         1,093
   Minority interest..............           127             179           218
   Gain on sale of Grand Targhee
    resort........................             -            (369)            -
   Extraordinary gain on early
    retirement of debt............        (1,723)              -             -
   Changes in operating assets
    and liabilities,
    net of divestiture:
      Accounts receivable.........            (8)           (366)         (136)
      Insurance proceeds
       receivable.................         2,570          (2,271)       (1,799)
      Inventories.................          (380)            394         1,584
      Prepaid expenses and other
       current assets.............          (422)           (264)          345
      Accounts payable and
       accrued liabilities........           927           5,940         6,483
      Other long-term liabilities.           (18)            735           (95)
                                  --------------  --------------  ------------
Net cash provided by operating
  activities......................        13,366          29,737        15,393

Cash flows from investing
  activities:
Capital expenditures for property
  and equipment...................       (12,944)        (21,909)      (14,342)
Capital expenditures for real
  estate held for
  development and sale............        (1,654)           (175)       (3,439)
Acquisition of businesses.........             -               -          (726)
Proceeds on sale of Grand Targhee
  resort..........................             -          11,422             -
Proceeds on sale of property and
  equipment.......................             -           1,060             -
Other assets......................          (682)            478             3
                                  --------------  --------------  ------------
Net cash used in investing
  activities......................       (15,280)         (9,124)      (18,504)

Cash flows from financing
  activities:
Net borrowings (repayments) under
  senior credit facility..........        11,276         (16,683)        5,892
Principal payments of long-term
  debt............................        (8,969)         (2,670)       (1,711)
Deferred financing costs..........            (2)           (351)         (515)
Purchase of preferred stock of
  subsidiary and
  payment of dividends............          (629)           (674)         (719)
                                  --------------  --------------  ------------
Net cash provided by (used in)
  financing activities............         1,676         (20,378)        2,947
                                  --------------  --------------  ------------
Increase (decrease) in cash.......          (238)            235          (164)
Cash at beginning of year.........           696             461           625
                                  --------------  --------------  ------------
Cash at end of year............... $         458   $         696   $       461
                                  ==============  ==============  ============
                            See accompanying notes.

                        BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 2, 2001


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

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

Reporting Periods

     The Company's fiscal year ends on the Friday closest to October 31 of each year. Fiscal 2001 was a 53 week year. Fiscal 2000 and 1999 were 52 week years.

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

Cash

     Included in cash at November 2, 2001 and October 27, 2000 is restricted cash of $378,000 and $612,000, respectively, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

                        BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                                November 2,       October 27,
                                                   2001              2000
                                              ---------------   ---------------
                                                       (In thousands)


     Retail products........................   $     1,604       $    1,263
     Supplies...............................           622              566
     Food and beverage......................           260              277
                                              ---------------   ---------------
                                               $     2,486       $    2,106
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

Real Estate Activities

     The Company capitalizes as real estate held for development and sale the original acquisition cost, direct construction and development costs, and other related costs. Property taxes, insurance and interest incurred on costs related to real estate under development are capitalized during periods in which activities necessary to prepare the property for its intended use are in progress. Land costs and other common costs incurred prior to construction are allocated to each land parcel benefited. Construction-related costs are allocated to individual units in each development phase using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects for the years ended November 2, 2001, October 27, 2000 and October 29, 1999 was $54,000, $28,000 and $169,000, respectively.

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

Long-Lived Assets

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposal Of," and certain provisions of APB Opinion No. 30, "Reporting

                        BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Long-Lived Assets (Continued)

the Results of Operations," relating to a disposal of a segment of a business. The Company adopted the provisions of SFAS No. 144 as of October 28, 2000. Similar to SFAS No. 121, SFAS No. 144 establishes procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets held and used by an entity. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale (for example, abandonments, exchanges for similar productive assets or in a distribution to owners in a spinoff) shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs. As of November 2, 2001, management believes that there has not been any impairment of the Company's long-lived assets.

Fair Value of Financial Instruments

     The fair value of amounts outstanding under the Company's Senior Credit Facility approximates book value, as the interest rate on such debt generally varies with changes in market interest rates. The fair value of the Company's Senior Notes was approximately $96,000,000 and $93,000,000 at November 2, 2001 and October 27, 2000, respectively, which is based on the market price of such debt.

Revenue Recognition

     Revenues from resort operations are generated from a wide variety of sources, including lift ticket sales, snow school lessons, equipment rentals, retail product sales, food and beverage operations, lodging and property management services and other recreational activities, and are recognized as services are provided and products are sold. Sales of season passes are initially deferred in unearned revenue and recognized ratably over the ski season.

Amortization

     Through November 2, 2001, the excess of the purchase price over the fair values of the net assets acquired (goodwill) has been amortized using the straight-line method over a period of 15 years. See "Pending Accounting Pronouncements" below.

     Deferred financing costs are being amortized over the lives of the related obligations.

Advertising Costs

     The production cost of advertisements is expensed when the advertisement is initially released. The cost of professional services for advertisements, sales campaigns and promotions is expensed when the services are rendered. The cost of brochures and other winter marketing collateral is expensed over the ski season. Advertising expenses for the years ended November 2, 2001, October 27, 2000 and October 29, 1999 were $3,970,000, $3,611,000 and $3,525,000, respectively.

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

                        BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that comprehensive income and its components, as defined in the pronouncement, be reported within the consolidated financial statements of the Company. As of and for the years ended November 2, 2001, October 27, 2000 and October 29, 1999, the Company does not have any transactions that would necessitate disclosure of comprehensive income.

Pending Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. The Company will apply the new rules on accounting for goodwill commencing on November 3, 2001. Application of the nonamortization provisions of SFAS No.142 is expected to result in an increase in net income of approximately $2,300,000 in fiscal 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional impairment test for recorded goodwill as of November 3, 2001. The Company does not expect that the transitional impairment test will result in any significant impairment losses.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS No. 143 is effective for the Company at the beginning of fiscal 2003. The Company believes the adoption of SFAS No. 143 will not have a material impact on its consolidated financial position or results of operations.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Paid Skier Visit Insurance Programs

     For the 2000/01 ski season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies had a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies required the insured to experience monthly and/or annual snowfall amounts below certain agreed upon levels before a claim could be filed for the decline in paid skier visits. For the year ended November 2, 2001, the Company has recognized resort operations revenues of $1,500,000 for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Waterville Valley and Summit policies. The underwriters are currently disputing the Company's insurance claims. In November 2001, the Company commenced litigation against the underwriters and their representatives. While the Company intends to vigorously pursue collection of its claims and believes such claims are valid, no assurance can be made regarding the outcome or timing of resolution of this matter.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. For the year ended October 27, 2000, the Company recognized

                        BOOTH CREEK SKI HOLDINGS, INC.

2.   Paid Skier Visit Insurance Programs - (Continued)

resort operations revenues of $6,600,000 for estimated claims proceeds under such policies. For the year ended November 2, 2001, resort operations revenues included $254,000 for additional claim recoveries which were received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000 of $6,600,000.

3.   Property and Equipment

     Property and equipment consist of the following:

                                                November 2,       October 27,
                                                   2001              2000
                                              ---------------   ---------------
                                                        (In thousands)

     Land and improvements..................    $   39,510        $   37,901
     Buildings and improvements.............        48,946            47,727
     Lift equipment.........................        49,921            45,900
     Other machinery and equipment..........        68,680            57,526
     Construction in progress...............        11,825            14,062
                                              ---------------   ---------------
     Less accumulated depreciation and             218,882           203,116
       amortization.........................        79,535            57,370
                                              ---------------   ---------------
                                                $  139,347        $  145,746
                                              ===============   ===============

4.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                November 2,       October 27,
                                                   2001              2000
                                              ---------------   ---------------
                                                        (In thousands)

     Accounts payable.......................    $    7,836        $    7,958
     Accrued compensation and benefits......         4,159             4,002
     Taxes other than income taxes..........         1,131             1,157
     Unearned revenue and deposits-
      resort operations.....................        11,601             9,582
     Unearned deposits-
      real estate operations................         6,000             6,000
     Interest...............................         2,063             2,234
     Other..................................         2,052             2,982
                                              ---------------   ---------------
                                                $   34,842        $   33,915
                                              ===============   ===============

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

              General - The Senior Credit Facility provides for borrowing availability of up to $25,000,000. The Senior Credit Facility requires that the Company not have borrowings thereunder in excess of $8,000,000, in addition to certain amounts maintained by the Company in certain depository accounts with the Agent, for a period of 60 consecutive days each year commencing sometime between February 1 and February 28. Borrowings under the Senior Credit Facility are collectively referred to herein as "Loans." Total borrowings outstanding under the Senior Credit Facility at November 2, 2001 were $17,628,000.

              Interest - For purposes of calculating interest, Loans can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) a margin of between 0% and .5%, depending on the level of consolidated EBITDA of the Company and its subsidiaries (as determined pursuant to the Senior Credit Facility), plus (b) the higher of (i) the Agent's base rate or (ii) the federal funds rate plus .5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of between 2% and 3%, depending on the level of consolidated EBITDA. The Senior Credit Facility also requires a commitment fee of .375% based on the unused borrowing base. As of November 2, 2001, the borrowings outstanding under the Senior Credit Facility bore interest at 5.5%, pursuant to the Base Rate Loan option.

              Repayment  -  Subject  to  the  provisions  of the  Senior  Credit
         Facility, the Company may, from time to time, borrow, repay and reborrow under the Senior Credit Facility. The entire unpaid balance under the Senior Credit Facility is due and payable on March 31, 2002. The Company is in discussions with potential lenders regarding the extension or refinancing of the Senior Credit Facility. While the Company anticipates that the Senior Credit Facility will be renewed or refinanced, the Company has not received a binding commitment from any lender to provide such financing, and no assurances can be given regarding the availability of such financing or the terms thereof.

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

                        BOOTH CREEK SKI HOLDINGS, INC.

5.   Financing Arrangements - (Continued)

Long-Term Debt

     Long-term debt consists of the following instruments, which are described below:

                                                November 2,       October 27,
                                                   2001              2000
                                              ---------------   ---------------
                                                        (In thousands)

     Senior Notes...........................    $  125,500        $  133,500
     Other debt.............................         4,912             4,646
                                              ---------------   ---------------
                                                   130,412           138,146
     Less current portion...................         1,748             1,356
                                              ---------------   ---------------
                                                $  128,664        $  136,790
                                              ===============   ===============
     Senior Notes

     As of November 2, 2001, the Company had outstanding $125,500,000 aggregate principal amount of its senior debt securities (the "Senior Notes"). The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

     The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. Booth Creek is a holding company and has no significant operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the assets, equity, revenues, income and cash flow of DRE, L.L.C., Booth Creek's only non-guarantor subsidiary, are minor and the membership interest in DRE, L.L.C. is entirely owned by Booth Creek. There are no significant restrictions on the ability of the Guarantors to pay dividends or otherwise transfer funds to Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or its non-guarantor subsidiary because management has determined that such information is not material to investors.

                        BOOTH CREEK SKI HOLDINGS, INC.

5.   Financing Arrangements - (Continued)

Long-Term Debt (Continued)

     During the year ended November 2, 2001, the Company repurchased $8,000,000 aggregate principal amount of Senior Notes for $5,990,000. After giving effect to the write-off of related deferred financing costs of $287,000, the Company recognized an extraordinary gain of $1,723,000.

     Other Debt

     Other debt of $4,912,000 and $4,646,000 at November 2, 2001 and October 27, 2000, respectively, consists of various capital lease obligations, notes payable, improvement bond obligations and amounts owed under the American Skiing Company ("ASC") Seller Note for a portion of the purchase price for the acquisitions of Waterville Valley and Mt. Cranmore. The ASC Seller Note requires principal payments of $300,000, $350,000 and $1,150,000 on January 31, 2002,
January 31, 2003 and June 30, 2004, respectively. The ASC Seller Note bears interest at 12% per annum payable semi-annually on each June 30 and December 31.

     For the years ended November 2, 2001, October 27, 2000 and October 29, 1999, the Company entered into long-term debt and capital lease obligations of $3,245,000, $2,874,000 and $525,000, respectively, for the purchase of equipment.

     During the years ended November 2, 2001, October 27, 2000 and October 29, 1999, the Company paid cash for interest costs of $17,054,000, $18,473,000 and $18,564,000, respectively, net of amounts capitalized of $59,000, $149,000 and $332,000, respectively.

6.   Commitments and Contingencies

Lease Commitments

     The Company leases certain machinery, equipment and facilities under operating leases. Aggregate future minimum lease payments as of November 2, 2001 were as follows:

     Year
    Ending
    October                                         (In thousands)
   --------

     2002.........................................   $      1,429
     2003.........................................          1,030
     2004.........................................            761
     2005.........................................            478
     2006.........................................            104
     Thereafter...................................          2,122
                                                     ---------------
                                                     $      5,924
                                                     ===============
     Total rent expense for all operating leases amounted to $2,225,000, $3,279,000 and $3,714,000 for the years ended November 2, 2001, October 27, 2000 and October 29, 1999, respectively.

                        BOOTH CREEK SKI HOLDINGS, INC.

6.   Commitments and Contingencies - (Continued)

Lease Commitments (Continued)

     The Company leases certain machinery and equipment under capital leases. Aggregate future minimum lease payments as of November 2, 2001 for the years ending October 2002, October 2003, October 2004 and October 2005 were $1,422,000, $711,000, $397,000 and $113,000, respectively. The cost of equipment recorded under capital leases at November 2, 2001 and October 27, 2000 was $4,690,000 and $3,566,000, respectively, and the related accumulated depreciation at such dates was $1,812,000 and $1,433,000, respectively.

     In addition, the Company leases property from the U.S. Forest Service under Term Special Use Permits for all or certain portions of the operations of Sierra, Bear Mountain, Waterville Valley, Loon Mountain and the Summit. These leases are effective through 2039, 2020, 2034, 2006 and 2032, respectively. Lease payments are based on a percentage of revenues, and were $1,215,000, $1,166,000 and $1,189,000 for the years ended November 2, 2001, October 27, 2000 and October 29, 1999, respectively.

Other Commitments

     Commitments   for  future  capital   expenditures   totaled   approximately
$2,100,000 at November 2, 2001.

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

Pledge of Stock

     The stock of the Company is pledged to secure approximately $86,700,000 of indebtedness of Parent.

7.   Income Taxes

     The difference between the statutory federal income tax rate and the effective tax rate is attributable to the following:

                                                      Year Ended
                                         -------------------------------------
                                         November 2,  October 27,  October 29,
                                            2001         2000         1999
                                         -----------  -----------  -----------
                                                    (In thousands)
     Tax benefit computed at
       federal statutory
       rate of 35% of pre-tax loss....   $ 4,828      $    62      $ 6,501
     Net change in valuation
       allowance......................    (4,419)         (55)      (6,235)
     Other, net.......................      (409)          (7)        (266)
                                         -----------  -----------  -----------
                                         $     -      $     -      $     -
                                         ===========  ===========  ===========

                        BOOTH CREEK SKI HOLDINGS, INC.

7.   Income Taxes - (Continued)

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                               November 2,       October 27,
                                                   2001              2000
                                              ---------------   ---------------
                                                        (In thousands)


     Deferred tax assets:
       Accruals and reserves................    $   1,235         $   1,220
       Alternative minimum tax credit
        carryforwards.......................          352               546
       Net operating loss carryforwards.....       30,925            27,187
                                              ---------------   ---------------
         Total deferred tax assets..........       32,512            28,953
     Deferred tax liabilities:
       Property and equipment...............      (14,750)          (15,610)
                                              ---------------   ---------------
         Total deferred tax liabilities.....      (14,750)          (15,610)
                                              ---------------   ---------------
     Net deferred tax assets................       17,762            13,343
     Valuation allowance....................      (17,762)          (13,343)
     Net deferred tax assets reflected        ---------------   ---------------
       in the accompanying consolidated
       balance sheets.......................    $      -          $      -
                                              ===============   ===============
     At November 2, 2001, the Company has net operating loss carryforwards of approximately $84,700,000 for federal income tax reporting purposes, which expire between 2012 and 2021.

8.   Preferred Stock of Subsidiary

     In connection with the consummation of the Summit acquisition in fiscal 1997, Ski Lifts, Inc. transferred certain owned real estate held for development purposes and related buildings into a Delaware limited liability company, DRE, L.L.C. (the "Real Estate LLC"), of which Ski Lifts, Inc. is a member and 99% equity interest holder and Booth Creek is the other member and 1% equity interest holder. In addition, Ski Lifts, Inc. granted the Real Estate LLC an option (the "Real Estate Option") to purchase acreage of developmental real estate for nominal consideration. Ski Lifts, Inc. also issued 28,000 shares of non-voting preferred stock (the "Ski Lifts Preferred Stock") to its prior owners having an aggregate liquidation preference equal to $3,500,000, the aggregate estimated fair market value of the real estate transferred to the Real Estate LLC and the real estate subject to the Real Estate Option. Concurrently with these transactions, the Real Estate LLC entered into an agreement to purchase (the "Preferred Stock Purchase Agreement") the Ski Lifts Preferred Stock, on a quarterly basis over the five years following the date of the Summit acquisition, at a purchase price equal to the liquidation preference thereof plus accrued dividends at a rate of 9% to the date of purchase. Through November 2, 2001, the Company has paid $2,375,000, excluding dividends, under the Preferred Stock Purchase Agreement. Real Estate LLC's remaining purchase requirement under the Preferred Stock Purchase Agreement of $1,125,000, excluding dividends, was paid on January 16, 2002.

9.   Northstar Real Estate Sales

Phases 4 and 4A of the Big Springs Development

     On July 28, 1999, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, consummated the sale of the property comprising Phases 4 and 4A of the Big Springs development to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, for an aggregate sales price of $10,000,000, subject to adjustment as described below. The consideration initially paid to TLC consisted of $8,500,000 in cash and a promissory note (the "TLH Note") for $1,500,000, subject to adjustment. Under the terms of the TLH Note, TLC obtained the right to receive the greater of (a)

                        BOOTH CREEK SKI HOLDINGS, INC.

9.   Northstar Real Estate Sales - (Continued)

Phases 4 and 4A of the Big Springs Development (Continued)

$1,500,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds of the resale of the lots within Phases 4 and 4A. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. "Net Cash Proceeds" is defined as gross proceeds received by TLH from the subsequent resale of the lots, after deduction for (1) the proceeds applied to repay any indebtedness incurred by TLH in connection with its financing of the purchase of the lots, (2) any fees or other costs incurred by TLH in connection with its financing of the purchase or sales of the lots, and (3) any corporate overhead costs incurred by TLH attributable to the purchase, maintenance, marketing or sale of the lots. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the development in accordance with the approved site development plan. The Company recognized revenue and related cost of sales for these real estate transactions upon the substantial completion of construction and the close of escrow for lot sales between TLH and third party buyers. Through October 29, 1999, TLH had closed escrow on 43 of the available 47 lots within Phases 4 and 4A, and TLC had substantially completed the construction of the development. The remaining four lots closed escrow during the year ended October 27, 2000. In accordance with the terms of the transaction between TLH and TLC, the Company received proceeds and recorded real estate sales of $1,055,000 and $12,004,000 during the years ended October 27, 2000 and October 29, 1999, respectively.

Unit 7 and 7A Development

     On November 17, 1999, TLC consummated the sale to TLH of certain single family development property underlying a portion of the Unit 7 and 7A developments at Northstar for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "Second TLH Note") for $1,050,000, subject to adjustment. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. In connection with the sale by TLC of development real estate on September 22, 2000, as described below, TLH's interests in the Unit 7A lots were transferred back to TLC on September 22, 2000.

     Under the terms of the Second TLH Note, TLC will receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) of the resale of TLH's lots within Unit 7. The Second TLH Note is prepayable at any time, and is due on the earlier to occur of January 30, 2003 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the Unit 7 development, which was substantially completed in November 2001. The Company will recognize revenue and related costs of sales for this real estate transaction upon the close of escrow for lot sales between TLH and third party buyers, and has reflected the cash received as a deposit liability as of November 2, 2001 and October 27, 2000.

     During December 2001, TLH consummated the sale of seven Unit 7 lots for net proceeds of approximately $3,300,000. As the net proceeds of the seven lot sales were less than the $6,000,000 in cash initially paid by TLH for the underlying real estate, no additional cash proceeds were distributed to TLC. However, TLC will relieve the related deposit liability and recognize revenues for such lot sales during the first quarter of fiscal 2002. TLH intends to market and sell the remaining 19 unsold Unit 7 lots during 2002.

Development Real Estate

     On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000, of which 85% is payable in cash and 15% is payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels

                        BOOTH CREEK SKI HOLDINGS, INC.

9.   Northstar Real Estate Sales - (Continued)

Development Real Estate (Continued)

contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or
15%, was paid in the form of a convertible secured subordinated promissory note (the "Convertible Secured Note"). The sale of the remaining Development Real
Estate under the Northstar Real Estate Agreement is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in 2002.

In accordance with generally accepted accounting principles for real estate transactions, the Company has recorded revenues for the sale to the extent of cash received by TLC. The Company will recognize revenues and profits on the portion of the sales price represented by the Convertible Secured Note as collections are made, and accordingly, has reflected $3,150,000 of deferred revenue as an offset to the Convertible Secured Note in the accompanying consolidated balance sheets as of November 2, 2001 and October 27, 2000. The Convertible Secured Note requires quarterly interest payments at the rate of 10% per annum if paid in cash, or 12% if paid in kind, and is due in full in September 2005. The Convertible Secured Note is secured by TLH's membership interest in a real estate joint venture (the "East West Joint Venture") to which TLH is a party. The Convertible Secured Note is convertible at TLC's option into 15% of TLH's membership interest in the East West Joint Venture, which enables TLC to obtain, at TLC's option, a profit participation in the Development Real Estate. The Company obtained an opinion from an independent firm qualified and experienced in the subject matter of the transaction that the terms of the sale of Development Real Estate were fair and reasonable to the Company and TLC and at least as favorable as the terms which could have been obtained in a comparable transaction made on an arm's-length basis between unaffiliated parties.



10.  Sale of Grand Targhee

     On June 20, 2000, the Company sold all of the assets associated with the Grand Targhee resort for approximately $11,400,000 in cash to GT Acquisition I, LLC ("GT Acquisition"), an entity formed and controlled by the Chairman and Chief Executive Officer of the Company. At the closing of the transaction, GT Acquisition also assumed all liabilities relating to the Grand Targhee resort. The sale of the Grand Targhee resort resulted in a gain of $369,000 during the year ended October 27, 2000. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction.

11.  Unusual Items

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
                                                             ================

                        BOOTH CREEK SKI HOLDINGS, INC.

11.  Unusual Items - (Continued)

     On February 26, 1999, the Company experienced an electrical fire which destroyed the restaurant facility located at the peak of Northstar's ski terrain. Upon the consummation of negotiations with its insurer in the fourth quarter of fiscal 1999, the Company recorded a gain of $1,300,000 for the difference between the net book value of the facility and contents and the amount of insurance proceeds received. The Company's insurance policies also provided coverage for earnings lost as a result of the fire, as well as reimbursement of costs incurred in mitigating the operating impacts of the fire. Operating income for the year ended October 29, 1999 included business interruption proceeds of $206,000.

12.  Management Agreement

     On May 26, 2000, the Company and Parent entered into an Amended and Restated Management Agreement (the "Management Agreement") with Booth Creek Management Corporation (the "Management Company") pursuant to which the Management Company agreed to provide Parent, Booth Creek and its subsidiaries with management advice with respect to, among other things, (i) formulation and implementation of financial, marketing and operating strategies, (ii) development of business plans and policies, (iii) corporate finance matters, including acquisitions, divestitures, debt and equity financings and capital expenditures, (iv) administrative and operating matters, including unified management of the Company's ski resorts, (v) research, marketing and promotion, and (vi) other general business matters.

     Under the terms of the amended Management Agreement, Parent and the Company provide customary indemnification, reimburse certain costs and owe the Management Company an annual management fee of $100,000, plus a discretionary operating bonus. Management fees and reimbursable expenses incurred by the Company during the years ended November 2, 2001, October 27, 2000 and October 29, 1999 were $75,000, $246,000 and $370,000, respectively.

13.  Employee Benefit Plan

     The Company maintains a defined contribution retirement plan (the "Plan"), qualified under Section 401(k) of the Internal Revenue Code, for certain eligible employees. Pursuant to the Plan, eligible employees may contribute a portion of their compensation, subject to a maximum amount per year as specified by law. The Company provides a matching contribution based on specified percentages of amounts contributed by participants. The Company's contribution expense for the years ended November 2, 2001, October 27, 2000 and October 29, 1999 were $605,000, $615,000 and $538,000, respectively.

                        BOOTH CREEK SKI HOLDINGS, INC.

14.  Business Segments

     The Company currently operates in two business segments, resort operations and real estate and other. The Company's resort operations segment is currently comprised of seven ski resort complexes, which provide lift access, snow school lessons, retail, equipment rental, food and beverage offerings, lodging and property management services and ancillary products and services. The real estate and other segment is primarily engaged in the development and sale of real estate at Northstar and the harvesting of timber rights. Given the distinctive nature of their respective products, these segments are managed separately. Data by segment is as follows:

                                                      Year Ended
                                         -------------------------------------
                                         November 2,  October 27,  October 29,
                                            2001         2000         1999
                                         -----------  -----------  -----------
                                                     (In thousands)
     Revenue:
       Resort operations...............  $   121,629  $   119,685  $   112,980
       Real estate and other...........          276       19,670       12,744
                                         -----------  -----------  -----------
                                         $   121,905  $   139,355  $   125,724
                                         ===========  ===========  ===========

     Operating income (loss):
       Resort operations...............  $     3,071  $     4,070  $    (5,954)
       Real estate and other...........         (892)      14,827        7,222
                                         -----------  -----------  -----------
                                         $     2,179  $    18,897  $     1,268
                                         ===========  ===========  ===========


     Depreciation, depletion,
     amortization  and noncash  cost
     of real estate sales:
       Resort operations...............  $    24,993  $    22,326  $    21,472
       Real estate and other...........          128        2,706        5,021
                                         -----------  -----------  -----------
                                         $    25,121  $    25,032  $    26,493
                                         ===========  ===========  ===========

     Capital expenditures:
       Resort operations...............  $    12,944  $    21,909  $    14,342
       Real estate and other...........        1,654          175        3,439
                                         -----------  -----------  -----------
                                         $    14,598  $    22,084  $    17,781
                                         ===========  ===========  ===========

                                         November 2,  October 27,
                                             2001         2000
                                         -----------  -----------
     Segment assets:
       Resort operations...............  $   169,919  $   180,984
       Real estate and other...........       12,345       10,819
       Corporate and other
        nonidentifiable assets.........        6,954        7,260
                                         -----------  -----------
                                         $   189,218      199,063
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

             **3.18 Amended  and  Restated  Articles of  Incorporation  of Loon
                    Mountain Recreation Corporation.

             **3.19 Amended and  Restated  Bylaws of Loon  Mountain  Recreation
                    Corporation.

             **3.20 Amended  and  Restated  Articles of  Incorporation  of Loon
                    Realty Corp.

             **3.21 Amended and Restated Bylaws of Loon Realty Corp.

             **3.22 Bylaws of LMRC Holding Corp.

               *4.1 Indenture  dated  as  of March  18, 1997 by and among Booth
                    Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland Bank), as trustee (including the form of 12 1/2% Senior Note due 2007 and the form of Guarantee).

               *4.2 Supplemental Indenture  No. 1  to  Indenture  dated  as  of
                    April 25, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, HSBC Bank USA (formerly Marine Midland Bank), as trustee.

               +4.3 Supplemental  Indenture  No. 2  to  Indenture dated  as  of
                    February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland
                    Bank), as Trustee.

               +4.4 Supplemental  Indenture  No.  3 to  Indenture  dated  as of
                    February 26, 1998, by and among Booth Creek Ski Holdings, Inc., as Issuer, LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp., as Subsidiary Guarantors, and HSBC Bank USA (formerly Marine Midland
                    Bank), as Trustee.

             +++4.5 Supplemental  Indenture  No.  4 to  Indenture  dated  as of
                    October 8, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Booth Creek Ski Acquisition, Inc., and HSBC Bank USA (formerly Marine Midland Bank), as Trustee.

              ##4.6 Second Amended and Restated  Securities  Purchase Agreement
                    and certain related agreements dated as of May 28, 2000, among Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc., the Subsidiary Guarantors as defined therein and each of John Hancock Life Insurance Company, CIBC WG Argosy Merchant Fund 2, L.L.C., Hancock Mezzanine Partners, L.P., Co-Investment Merchant Fund, LLC and Booth Creek Partners Limited II, L.L.L.P.

           #####4.7 Form of Stockholders Agreement dated January 22, 2002 among
                    Christopher P. Ryman, Elizabeth J. Cole, Timothy H. Beck, Brian J. Pope, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., CIBC WC Argosy Merchant Fund 2, L.L.C., Co-Investment Merchant Fund, LLC and Booth Creek Ski Group, Inc.

            +++10.1 Amended and Restated  Credit  Agreement dated as of October
                    30, 1998 among Booth Creek Ski Holdings, Inc., Booth Creek Ski Acquisition Corp., Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Ski Lifts, Inc., Grand Targhee Incorporated, LMRC Holding Corp., Loon Mountain Recreation Corporation, Loon Mountain Realty Corp. and Fleet National Bank (formerly BankBoston, N.A.).

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

             *10.11 Escrow  Agreement  dated  December  3,  1996  by and  among
                    Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

             *10.12 Stock Purchase  Agreement dated as of February 21, 1997 by and between Booth Creek Ski Holdings, Inc., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund, and David R. Moffett, as representative.

             *10.13 Preferred  Stock Purchase  Agreement  dated as of February
                    21, 1997 by and between DRE, L.L.C., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and David R. Moffett, as representative.

             #10.14 Asset  Purchase  Agreement  dated as of March 21, 2000, as modified  and  amended,  by  and  between  Booth  Creek  Ski
                    Holdings, Inc., a Delaware corporation, as Seller, and GT Acquisition I, LLC, a Delaware limited liability company, as Buyer.

           ###10.15 Agreement for Purchase and Sale of Real Property and certain related agreements dated September 22, 2000 between Trimont Land Company and Trimont Land Holdings, Inc.

            ##10.16 Amended and Restated Management Agreement dated as of May
                    26, 2000 by and between Booth Creek Ski Holdings, Inc. and Booth Creek Management Corporation.

             *10.17 Ski Area Term Special Use Permit No. 4002/01 issued by the
                    United States Forest Service to Waterville Valley Ski Resort, Inc.

             *10.18 Ski Area Term Special Use Permit No. 5123/01 issued by the
                    United States Forest Service to Bear Mountain, Inc.

             *10.19 Ski Area Term Special Use Permit No. 4127/09 issued by the
                    United States Forest Service to Ski Lifts, Inc.

             *10.20 Annual Special Use Permit Nos. 4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

            ++10.21 Ski Area Term  Special Use Permit No.  4031/01  issued by the United States Forest Service to Loon Mountain Recreation Corporation.

            ++10.22 Amendment  Number 2 for  Special  Use Permit No.  4008/1
                    issued by the United States Forest Service to Loon Mountain Recreation Corporation.

            ++10.23 Amendment  Number 5 for  Special  Use Permit No.  4008/1
                    issued by the United States Forest Service to Loon Mountain Recreation Corporation.

          ++++10.24 Ski Area Term Special Use Permit No. 4186 issued by the
                    United States Forest Service to Sierra-at-Tahoe, Inc.

            **10.25 Employment  Agreement  dated as of July 1, 1997,  by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

         #####10.26 Amendment  No. 1 to the  Employment  Agreement by and
                    between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

         #####10.27 Amended  and  Restated  Employment  Agreement  by and
                    between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Christopher P. Ryman.

         #####10.28 Amended  and  Restated  Employment  Agreement  by and
                    between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Elizabeth J. Cole.

         #####10.29 Booth Creek Ski Group,  Inc. 2001 Stock Incentive Plan.

         #####10.30 Restricted Stock Agreement by and between Booth Creek
                    Ski Group, Inc. and Timothy H. Beck.

         #####10.31 Deferred  Compensation  Agreement by and between Booth
                    Creek Ski Group, Inc. and Timothy H. Beck.

         #####10.32 Restricted Stock Agreement by and between Booth Creek
                    Ski Group, Inc. and Brian J. Pope.

         #####10.33 Deferred  Compensation  Agreement by and between Booth
                    Creek Ski Group, Inc. and Brian J. Pope.

         #####10.34 Severance  Agreement  by and between  Booth Creek Ski Group,
                    Inc., Booth Creek Ski Holdings, Inc. and Brian J. Pope.

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

*** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 29, 1999 and incorporated herein by reference.

**** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 1999 and incorporated herein by reference.

+ Filed with the Company's Current Report on Form 8-K dated February 26, 1998 and incorporated herein by reference.

++ Filed with Registration Statement on Form S-4 (Reg. No. 333-48619) and incorporated herein by reference.

+++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 30, 1998 and incorporated herein by reference.

++++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 29, 1999 and incorporated herein by reference.

# Filed with the Company's Current Report on Form 8-K dated March 21, 2000 and incorporated herein by reference.

## Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended July 28, 2000 and incorporated herein by reference.

### Filed with the Company's Current Report on Form 8-K dated September 22, 2000 and incorporated herein by reference.

#### Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 27, 2000 and incorporated herein by reference.

#####      Filed herewith as an Exhibit to this Form 10-K.