Form 10-Q
period 2002-02-01
BOOTH CREEK SKI HOLDINGS INC
filed 2002-03-18
CIK 1037253

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended February 1, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     As of March 1, 2002, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

===============================================================================

                              TABLE OF CONTENTS



Item                                                                Page Number
----                                                                -----------
                       PART I - FINANCIAL INFORMATION

 1.  Financial Statements..............................................    1

 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................   11

 3.  Quantitative and Qualitative Disclosures about Market Risk........   24

                         PART II - OTHER INFORMATION

 1.  Legal Proceedings.................................................   25

 6.  Exhibits and Reports on Form 8-K..................................   27

     Signatures........................................................   28

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                         February 1,   November 2,   January 26,
                                            2002          2001          2001
                                        ------------  -----------   ------------
                  ASSETS                 (Unaudited)                 (Unaudited)

Current assets:
 Cash and cash equivalents..............  $   2,239    $     458     $    4,164
 Accounts receivable, net of allowance
  of $39, $39 and $32, respectively.....      2,507        1,937          2,630
 Insurance proceeds receivable..........      1,500        1,500          1,100
 Inventories ...........................      3,152        2,486          3,199
 Prepaid expenses and other current
  assets ...............................      2,535        1,616          2,857
                                        ------------  -----------   ------------
Total current assets ...................     11,933        7,997         13,950

Property and equipment, net ............    139,214      139,347        147,775
Real estate held for development
 and sale ..............................      7,983        8,220          6,774
Deferred financing costs, net of
 accumulated amortization of $5,367,
 $5,128 and $4,409, respectively .......      3,862        4,087          4,948
Timber rights and other assets .........      6,193        6,429          6,192
Goodwill................................     22,938       23,138         24,895
                                        ------------  -----------   ------------
Total assets ...........................  $ 192,123    $ 189,218     $  204,534
                                        ============  ===========   ============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Senior credit facility ................  $       -    $  17,628     $        -
 Current portion of long-term debt .....      1,926        1,748          2,806
 Accounts payable and accrued
 liabilities ...........................     44,625       34,842         43,829
                                        ------------  -----------   ------------
Total current liabilities ..............     46,551       54,218         46,635

Long-term debt .........................    128,889      128,664        133,512

Other long-term liabilities ............        741          767            785

Commitments and contingencies

Preferred stock of subsidiary...........          -        1,136          1,512

Shareholder's equity:
 Common stock, $.01 par value; 1,000
  shares authorized, issued and
  outstanding ..........................          -            -              -
 Additional paid-in capital ............     72,000       72,000         72,000
 Accumulated deficit ...................    (56,058)     (67,567)       (49,910)
                                        ------------  -----------   ------------
Total shareholder's equity .............     15,942        4,433         22,090
                                        ------------  -----------   ------------
Total liabilities and shareholder's
 equity ................................  $ 192,123    $ 189,218     $  204,534
                                        ============  ===========   ============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                     Three Months Ended
                                                 --------------------------
                                                 February 1,    January 26,
                                                    2002           2001
                                                 -----------    -----------
                                                        (Unaudited)
Revenue:
  Resort operations............................     $56,844        $48,963
  Real estate and other (including $3,300 in
   revenues with related parties - Note 5).....       3,300              -
                                                 -----------    -----------
Total revenue..................................      60,144         48,963

Operating expenses:
  Cost of sales - resort
   operations..................................      30,217         28,173
  Cost of sales - real estate
   and other...................................         671              -
  Depreciation.................................       4,750          5,287
  Amortization of goodwill and
   other intangible assets.....................           -            595
  Selling, general and
   administrative expense......................       8,274          7,398
                                                 -----------    -----------
Total operating expenses.......................      43,912         41,453
                                                 -----------    -----------
Operating income...............................      16,232          7,510


Other income (expense):
  Interest expense.............................      (4,283)        (4,396)
  Amortization of deferred
   financing costs.............................        (239)          (247)
  Other income.................................          14             56
                                                 -----------    -----------
  Other income (expense),net...................      (4,508)        (4,587)
                                                 -----------    -----------
Income before minority interest, extraordinary
  item and change in accounting principle......      11,724          2,923

Minority interest..............................         (15)           (36)
                                                 -----------    -----------
Income before extraordinary item and change
  in accounting principle......................      11,709          2,887

Extraordinary gain on early
  retirement of debt...........................           -            976

Change in accounting principle for goodwill....        (200)             -
                                                 -----------    -----------
Net income.....................................    $ 11,509       $  3,863
                                                 ===========   ============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Three Months Ended
                                                -------------------------------
                                                  February 1,       Janaury 26,
                                                     2002              2001
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net income.....................................   $  11,509         $   3,863
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation................................       4,750             5,287
   Amortization of goodwill and other
    intangible assets .........................           -               595
   Noncash cost of real estate sales ..........         665                 -
   Amortization of deferred financing costs ...         239               247
   Minority interest ..........................          15                36
   Extraordianry gain on early retirement
    of debt....................................           -              (976)
   Changes in accounting principle
    for goodwill...............................         200                 -
   Changes in operating assets and liabilities:
    Accounts receivable .......................        (570)             (701)
    Insurance proceeds receivable..............           -             2,970
    Inventories ...............................        (666)           (1,093)
    Prepaid expenses and other current assets..        (919)           (1,663)
    Accounts payable and accrued liabilities...       9,783             9,914
    Other long-term liabilities................         (26)                -
                                                -------------     -------------
Net cash provided by operating activities......      24,980            18,479

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (2,973)           (4,425)
Capital expenditures for real estate
 held for development and sale ................        (428)             (208)
Other assets ..................................         236              (264)
                                                -------------     -------------
Net cash used in investing activities .........      (3,165)           (4,897)

Cash flows from financing activities:
Borrowings under senior credit facility........       8,115            12,888
Repayments of senior credit facility ..........     (25,743)          (19,240)
Principal payments of long-term debt ..........      (1,241)           (3,599)
Deferred financing costs ......................         (14)               (1)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................      (1,151)             (162)
                                                -------------     -------------
Net cash used in financing activities .........     (20,034)          (10,114)
                                                -------------     -------------
Increase in cash and cash equivalents..........       1,781             3,468

Cash and cash equivalents
 at beginning of period........................         458               696
                                                -------------     -------------
Cash and cash equivalents at end of period..... $     2,239       $     4,164
                                                =============     =============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 1, 2002

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

     The consolidated financial statements include the accounts of Booth Creek and its subsidiaries (collectively referred to as the "Company"), all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

     The accompanying consolidated financial statements as of February 1, 2002 and January 26, 2001 and for the three month periods then ended are unaudited, but include all adjustments (consisting only of normal, recurring adjustments and adjustments to recognize the change in accounting principle for goodwill during the three months ended February 1, 2002 and the extraordinary gain on early retirement of debt during the three months ended January 26, 2001) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at February 1, 2002 and January 26, 2001, and its operating results and cash flows for the three month periods then ended. Due to the highly seasonal nature of the Company's business, the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2001.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of February 1, 2002, cash equivalents consisted of government securities money market funds.

     Included in cash at February 1, 2002 is restricted cash of $1,354,000, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

Recently Adopted and Pending Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company adopted SFAS No. 142 effective as of November 3, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. The Company's operating results for the three months ended January 26, 2001 reflected goodwill amortization of $586,000. Adjusted net income for the three months ended January 26, 2001 would have been $4,449,000 in the absence of such goodwill amortization. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each resort. Based on the results of the transitional impairment test, the Company wrote down goodwill by $200,000 for one resort, which has been reflected as the cumulative effect of a change in accounting principle in the accompanying statement of operations for the three months ended February 1, 2002.

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

2.   Paid Skier Visit Insurance Programs

     For the 2000/01 season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies had a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies required the insured to experience monthly and/or annual snowfall amounts below certain agreed upon levels before a claim could be filed for the decline in paid skier visits. For the year ended November 2, 2001 and the three months ended January 26, 2001, the Company recorded resort operations revenues of $1,500,000 and $700,000, respectively, for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies. The Company's claims were determined based on a specified formula under the paid skier visit insurance policies and snowfall information verified by an independent third party. The underwriters are currently disputing the Company's insurance claims. In November 2001, the Company commenced litigation against the underwriters and their representatives. While the Company intends to vigorously pursue collection of its claims and believes that such claims are valid, no assurance can be given regarding the outcome or timing of resolution of this matter.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. For the three months ended January 26, 2001, resort operations revenues included $254,000 for additional claim recoveries received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000 of $6,600,000.

3.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                         February 1,   November 2,   January 26,
                                           2002          2001          2001
                                         -----------   -----------   -----------
                                                      (In thousands)

     Accounts payable....................  $   6,126     $   7,836     $   6,121
     Accrued compensation and benefits...      4,768         4,159         3,818
     Taxes other than income taxes.......      1,719         1,131         2,424
     Unearned revenue and deposits-
      resort operations..................     12,546        11,601        11,717
     Unearned deposits-
      real estate operations (Note 5)....      6,312         6,000         6,000
     Interest............................      5,893         2,063         6,040
     Other...............................      7,261         2,052         7,709
                                         -----------   -----------   -----------
                                           $  44,625     $  34,842     $  43,829
                                         ===========   ===========   ===========

                       BOOTH CREEK SKI HOLDINGS, INC.

4.   Financing Arrangements

Senior Credit Facility

     Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (the "Senior Credit Facility") with Fleet National Bank, as administrative agent ("Agent"), and certain lenders. The following is a summary of certain provisions of the Senior Credit Facility.

         General - The Senior Credit Facility provides for a revolving credit facility (the "Revolving Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with borrowing availability of up to $25,000,000. Borrowings under the Senior Credit Facility are collectively referred to herein as "Loans."

         Interest - For purposes of calculating interest, Loans can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of 4%. Interest on Loans outstanding is payable quarterly. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Facility and Term Facility.

         Repayment - Subject to the provisions of the Senior Credit Facility, the Company may, from time to time, borrow, repay and reborrow under the Revolving Facility. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Facility for a period of 30 days commencing sometime between January 15 and February 28 of each year. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year beginning in 2003 through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005.

         Security - Borrowings under the Senior Credit Facility are secured by
     (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and (b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

         Covenants - The Senior Credit Facility contains financial covenants relating to the maintenance of (a) minimum consolidated resort EBITDA (as defined in the Senior Credit Facility) measured quarterly on a rolling four quarter basis, (b) the ratio of consolidated EBITDA (as defined in the Senior Credit Facility) to consolidated debt service, and (c) levels of adjusted consolidated leverage. The Senior Credit Facility also contains restrictive covenants pertaining to the management and operation of Booth Creek and its subsidiaries. The covenants include, among others, significant limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, capital expenditures, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, optional payments and modification of debt instruments and issuances of stock.

         Use of Proceeds - Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Borrowings under the Term Facility may be incurred at any time on or prior to August 15, 2002 and may be used to repurchase the Company's 12.5% senior notes due 2007 (the "Senior Notes") or repay certain other indebtedness, together with accrued and unpaid interest thereon. As of March 18, 2002, the Company had repurchased $16,500,000 aggregate principal amount of Senior Notes in privately-negotiated transactions through borrowings under the Term Facility. The Company intends to use additional borrowings under the Term Facility to repurchase Senior Notes in the open market or in privately-negotiated transactions, if it can do so on favorable terms.

                       BOOTH CREEK SKI HOLDINGS, INC.

Senior Notes

     As of February 1, 2002, the Company had outstanding $125,500,000 aggregate principal amount of its Senior Notes. The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

     The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. Booth Creek is a holding company and has no significant operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the assets, equity, revenues, income and cash flow of DRE, L.L.C., Booth Creek's only non-guarantor subsidiary, are minor and the membership interests in DRE, L.L.C. are entirely owned by Booth Creek. There are no significant restrictions on the ability of the Guarantors to pay dividends or otherwise transfer funds to Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or its non-guarantor subsidiary because management has determined that such information is not material to investors.

                       BOOTH CREEK SKI HOLDINGS, INC.

Other Debt

     During the three months ended February 1, 2002, the Company entered into capital lease obligations of $1,644,000 for the purchase of equipment.

     As of February 1, 2002, the maturities of long-term debt were as follows:

                                                          (In thousands)

     Nine months ending October 2002......................   $     974
     Year ending October 2003.............................       1,557
     Year ending October 2004.............................       2,103
     Year ending October 2005.............................         506
     Year ending October 2006.............................         125
     Thereafter...........................................     125,550
                                                             -----------
     Total long-term debt.................................     130,815

     Less current portion.................................       1,926
                                                             -----------
     Long-term debt.......................................   $ 128,889
                                                             ===========
5. Real Estate Transactions with Related Parties

Unit 7 and 7A Development

     On November 17, 1999, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, consummated the sale to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, of certain single family development property underlying a portion of the Unit 7 and 7A developments at Northstar for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "TLH Note") for $l,050,000, subject to adjustment. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. In connection with the sale of development real estate on September 22, 2000 as described below, TLH's interests in the Unit 7A lots were transferred back to TLC on September 22, 2000.

     Under the terms of the TLH Note, TLC will receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) derived from the resale of TLH's lots within Unit 7. The TLH Note is prepayable at any time, and is due on the earlier to occur of January 30, 2003 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the Unit 7 development, which was substantially completed in November 2001. The Company will recognize revenue and related costs of sales for this real estate transaction upon the close of escrow for lot sales between TLH and third party buyers, and has reflected the cash received as a deposit liability.

     During December 2001, TLH consummated the sale of seven Unit 7 lots for net proceeds of approximately $3,300,000. As the net proceeds of the seven lot sales were less than the $6,000,000 in cash initially paid by TLH for the underlying real estate, no additional cash proceeds were distributed to TLC during the three months ended February 1, 2002. However, TLC relieved the related deposit liability and recognized revenues for such lot sales during the first quarter of fiscal 2002. TLH intends to market and sell the remaining Unit 7 lots during 2002.

                        BOOTH CREEK SKI HOLDINGS, INC.

Development Real Estate

     On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000, of which 85% is payable in cash and 15% is payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note. During the three months ended February 1, 2002, TLH transferred additional cash of approximately $3,600,000 to TLC as a deposit towards the purchase price of the remaining Development Real Estate. The sale of the remaining Development Real Estate under the Northstar Real Estate Agreement is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in 2002.

6.   Income Taxes

     As of November 2, 2001, the Company had estimated net operating loss carryforwards of approximately $84,700,000 for federal income tax reporting purposes, which expire between 2012 and 2021. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 1, 2002. Accordingly, during the three months ended February 1, 2002, no income tax provision has been provided.

7.   Business Segments

     The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:

                                           Three Months Ended
                                        ------------------------
                                        February 1,   January 26,
                                           2002          2001
                                        ----------    ----------
                                             (In thousands)
   Revenue:
    Resort operations.................  $   56,844    $   48,963
    Real estate and other.............       3,300             -
                                        ----------    ----------
                                        $   60,144    $   48,963
                                        ==========    ==========

   Operating income (loss):
    Resort operations.................  $   13,794    $    7,652
    Real estate and other.............       2,438          (142)
                                        ----------    ----------
                                        $   16,232    $    7,510
                                        ==========    ==========


                                        February 1,   November 2,
                                           2002          2001
                                        ----------    ----------
                                             (In thousands)
   Segment assets:
    Resort operations.................  $  172,888    $  169,919
    Real estate and other.............      12,108        12,345
    Corporate and other
     nonidentifiable assets...........       7,127         6,954
                                        ----------    ----------
                                        $  192,123    $  189,218
                                        ==========    ==========

                        BOOTH CREEK SKI HOLDINGS, INC.

     A reconciliation  of combined  operating  income for resort  operations and
real  estate  and  other  to  consolidated   income  before  minority  interest,
extraordinary item and change in accounting principle is as follows:

                                           Three Months Ended
                                        ------------------------
                                        February 1,   January 26,
                                           2002          2001
                                        ----------    ----------
                                             (In thousands)

   Operating income for reportable
    segments..........................  $   16,232    $    7,510
   Interest expense...................      (4,283)       (4,396)
   Amortization of deferred financing
    costs.............................        (239)         (247)
   Other income.......................          14            56
                                        ----------    ----------
   Income before minority interest,
    extraordinary item and change
    in accounting principle...........  $   11,724    $    2,923
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

     Northstar has averaged approximately 304 inches of snowfall per year for the past five ski seasons. The resort has snowmaking capabilities to provide coverage on approximately 50% of its trails. Although the resort's operations depend significantly on natural snowfall, particularly in the early part of the ski season, in recent years the Company has invested in additional snowmaking facilities to improve Northstar's snowmaking production capacity.

     The Company's results of operations are also highly dependent on the Company's ability to compete in each of the large regional ski markets in which it operates. Management estimates that at Northstar and Sierra approximately 70% of the 2000/01 ski season total skier days were attributable to residents of the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions. At Bear Mountain, more than 90% of the 2000/01 ski season total skier days were attributable to residents of the Los Angeles, Orange County and San Diego metropolitan regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, more than 75% of the 2000/01 ski season total skier days were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 2000/01 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region.

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

     The Company's resorts utilize significant energy resources in their respective operations, including power for operating lifts and snowmaking facilities. Volatility in the availability and cost of energy resources at the Company's resorts could have an adverse effect on the Company's results of operation in future periods. In this regard, in August 2001, Bear Mountain was informed by its local electrical utility of new proposed electrical rates that if adopted would result in an increase of approximately $1,100,000 to $1,200,000 in annual electricity costs from the level incurred in 2001. Bear Mountain, along with other parties, intervened in the electrical utility's rate application proceeding before the Public Utilities Commission of the State of California (the "PUC"). On February 8, 2002, Bear Mountain, the electrical utility and other parties to the proceeding entered into a settlement agreement which, among other things, would serve to reduce Bear Mountain's increased annual costs to a range of approximately $400,000 to $500,000 over 2001 levels. The settlement agreement is subject to the review and approval of the PUC and other administrative requirements.

     Each of the Company's resorts is subject to the threat of personal injury claims relating principally to skiing activities as well as premises and vehicular operations and worker's compensation matters. The Company maintains various forms of insurance covering claims related to its properties and usual and customary risks associated with the operation of four-season recreation resorts. As a result of the terrorist attacks on September 11th, the insurance industry has experienced significant losses and a substantial reduction in underwriting capacity, which has generally resulted in significantly higher renewal premiums for companies seeking insurance. In connection with its annual renewal of insurance coverage for 2002, the Company experienced an increase in insurance premium costs, excluding the cost of coverage for paid skier visit insurance which is no longer maintained, of approximately $650,000 over the level of such costs in 2001.

Results of Operations of the Company

     Overview

     The opening dates for the Company's resorts for the 2001/02 and 2000/01 ski seasons were as follows:

                                                   Opening Dates
                             ---------------------------------------------------
                                    2001/02 Season                2000/01 Season
                                  ----------------              ----------------
     Northstar..............    November 29, 2001              November 18, 2000
     Sierra.................    November 25, 2001              November 3, 2000
     Bear Mountain..........    November 27, 2001              November 9, 2000
     Waterville Valley......    November 16, 2001              November 19, 2000
     Mt. Cranmore...........    December 15, 2001              November 25, 2000
     Loon Mountain..........    November 16, 2001              November 22, 2000
     The Summit.............    November 30, 2001              December 1, 2000


     Due to warm temperatures and the lack of natural snowfall in the Lake Tahoe region for most of November 2001, Northstar and Sierra did not open for the 2001/02 season until after Thanksgiving Day, whereas for the 2000/01 season, Northstar opened on schedule and Sierra experienced an unusually early opening. For the 2000/01 season as a whole, snowfall levels in the Lake Tahoe region were below historical averages. In the first half of December 2001, the Lake Tahoe region received significantly above average snowfall, which allowed Northstar and Sierra to open 100% of their terrain earlier than usual, and provided favorable conditions going into the Christmas holiday period and the first half of January 2002.

     For the 2001/02 season, Bear Mountain opened later than scheduled due to warm weather in Southern California, which negatively impacted early season skier volumes at Bear Mountain as compared to the 2000/01 ski season. However, Bear Mountain experienced favorable snowmaking conditions and adequate snowfall in December 2001, which allowed for increased trail availability over the Christmas holiday. As a result, the resort experienced a strong Christmas holiday period during the 2001/02 season, which partially offset the effects of the delayed opening. For the 2000/01 season, Bear Mountain benefited from above average snowfall in January 2001.

     For the 2001/02 season, the Northeast has experienced drought conditions and one of the warmest winters on record. While Waterville Valley and Loon Mountain opened for the 2001/02 season as scheduled, the resorts were forced to close for six and ten days, respectively, in early December 2001 due to eroding conditions as a result of warm weather. Mt. Cranmore was unable to open for the 2001/02 season until December 15, 2001. In addition to difficult early season conditions, the Company's New Hampshire resorts have experienced an above average number of negative weather events during the 2001/02 season, including periods of warm weather and rain. By comparison, weather conditions for the Company's New Hampshire resorts for the 2000/01 season were generally favorable, with cold temperatures and above average snowfall.

     The Summit has received above average snowfall and experienced generally favorable conditions during the 2001/02 season, whereas the 2000/01 season was marked by significantly below average snowfall.

     Three Months Ended February 1, 2002 Compared to the Three Months Ended January 26, 2001

     Total revenue for the three months ended February 1, 2002 was $60,144,000, an increase of $11,181,000, or 23%, over the Company's revenues for the three months ended January 26, 2001. Revenues from resort operations for the 2002 period were $56,844,000, an increase of $7,881,000, or 16%, as compared to the 2001 period. Revenues from real estate operations for the three months ended February 1, 2002 were $3,300,000, which were due to the close of escrow on seven lots within the Unit 7 development at Northstar. There were no revenues generated by the real estate and other segment for the three months ended January 26, 2001.

     The following table summarizes the sources of the Company's revenues from resort operations for the three months ended February 1, 2002 and January 26, 2001:

                                  Three Months Ended
                                 ---------------------              Percentage
                                 February      January   Increase    Increase
                                  1, 2001     26, 2001  (Decrease)  (Decrease)
                                 --------     --------   --------    --------
                                            (In thousands)

Lift Tickets.................... $ 25,323     $ 21,560   $  3,763          17%
Season Passes...................    7,851        5,621      2,230          40
Snow School.....................    4,469        3,799        670          18
Equipment Rental................    4,839        4,276        563          13
Retail..........................    2,525        2,198        327          15
Food and Beverage...............    7,946        6,865      1,081          16
Other...........................    3,891        3,690        201           5
                                 --------     --------   --------
Revenues from Resort
  Operations before Paid
  Skier Visit Insurance.........   56,844       48,009      8,835          18

Paid Skier Visit Insurance......        -          954       (954)       (100)
                                 --------     --------   --------
Total Resort Operations Revenues $ 56,844     $ 48,963   $  7,881          16
                                 ========     ========   ========

     Total skier visits generated by each of the Company's resorts for the three months ended February 1, 2002 and January 26, 2001 were as follows:

                                   Three Months Ended
                                 ---------------------              Percentage
                                 February      January   Increase    Increase
                                  1, 2002     26, 2001  (Decrease)  (Decrease)
                                 --------     --------   --------    --------
                                     (In thousands)


Northstar........................     237          214         23          11%
Sierra...........................     210          171         39          23
Bear Mountain....................     151          153         (2)         (1)
Waterville Valley................      95           98         (3)         (3)
Mt. Cranmore.....................      41           48         (7)        (15)
Loon Mountain....................     137          134          3           2
The Summit.......................     331          244         87          36
                                 --------     --------   --------
                                    1,202        1,062        140          13
                                 ========     ========   ========


     Due to the effect of a 53rd week in the Company's 2001 fiscal year, the 2002 fiscal quarter commenced on November 3, 2001 and ended on February 1, 2002. The 2001 period commenced on October 28, 2000 and ended on January 26, 2001. For the Company, the period from January 27 to February 1 of each year is part of its core earnings period. The Company's resorts generated approximately 106,000 skier visits for the period from January 27, 2002 through February 1, 2002. Using proration methods based on skier visits and other factors, the Company estimates that resort operations revenues for the six day period from January 27, 2002 to February 1, 2002 were approximately $4,800,000.

     For the 2000/01 season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies had a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies required the insured to experience monthly and/or annual snowfall amounts below certain agreed upon levels before a claim could be filed for the decline in paid skier visits. In the accompanying consolidated financial statements for the three months ended January 26, 2001, the Company recorded resort operations revenues of $700,000 for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies. The Company's claims were determined based on a specified formula under the paid skier visit insurance policies and snowfall information verified by an independent third party. The underwriters are currently disputing the Company's insurance claims. In November 2001, the Company commenced litigation against the underwriters and their representatives. While the Company intends to vigorously pursue collection of its claims and believes that such claims are valid, no assurance can be given regarding the outcome or timing of resolution of this matter.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. For the three months ended January 26, 2001, resort operations revenues included $254,000 for additional claim recoveries received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000 of $6,600,000.

     Resort operations revenues, excluding the effect of paid skier visit insurance, were $56,844,000 for the three months ended February 1, 2002, an increase of $8,835,000, or 18%, from the 2001 period. Revenues for Northstar increased by $1,893,000, primarily due to higher skier visits and modest increases in per skier revenue yields. Revenues for Sierra increased by $1,870,000 due to higher skier visits and increased season pass sales, as well as moderate increases in per skier revenue yields. Revenues for Bear Mountain increased by $1,077,000 due to improved per skier revenue yields and increased season pass sales. Revenues for Waterville Valley increased by $199,000 due to increases in revenue per skier yields and higher season pass sales, partially offset by the effect of reduced skier visits. Revenues for Mt. Cranmore declined by $135,000 due primarily to lower skier visits. Revenues for Loon Mountain increased by $543,000 due to increased season pass sales and yield improvements. The Summit's revenues increased by $3,388,000 due primarily to a significant increase in skier visits, as well as higher season pass revenues and yield gains. The improvement in per skier revenue yields at the Company's resorts was primarily due to price increases, and to a lesser extent, sales of additional services and products to the Company's guests.

     Cost of sales for resort operations for the three months ended February 1, 2002 were $30,217,000, an increase of $2,044,000, or 7%, as compared to the 2001 period. The increase was the result of the combined effects of the following items: (1) an increase in resort operations labor and benefits of $1,076,000 due to increased skier visits and the effect of the additional six days of operations for the period from January 27, 2002 to February 1, 2002 as previously discussed, (2) increased direct cost of sales of $459,000 primarily related to increased sales of retail and food and beverage products, (3) increased credit card costs, United States Forest Service permit fees, and other variable operating costs related to increased revenues and skier visits, (4) costs associated with the Company's involvement in electrical rate proceedings and other regulatory matters involving Bear Mountain, and (5) normal inflationary factors.

     Selling, general and administrative expenses for the three months ended February 1, 2002 were $8,274,000, an increase of $876,000, or 12%, as compared to the 2001 period. Selling, general and administrative expenses for the 2002 and 2001 periods include $191,000 and $142,000, respectively, relating to the Company's real estate segment. The increase in total selling, general and administrative expenses between the 2002 and 2001 periods was principally due to the following factors: (1) an increase in legal and professional costs for Loon Mountain of $211,000 due to significant activity during the 2002 period on various legal matters, (2) an increase in payroll due to certain resort and
corporate  management  and  administrative   positions,  as  well  as  increased
commission costs due to higher commissionable sales, and (3) normal inflationary factors.

     Cost of sales for real estate and timber operations for the three months ended February 1, 2002 was $671,000, including noncash cost of real estate sales of $665,000, as a result of the close of escrow on seven lots within the Unit 7 development at Northstar. There were no real estate sales during the three months ended January 26, 2001.

     Operating income for the three months ended February 1, 2002 was $16,232,000, an increase of $8,722,000 over the operating income generated for the 2001 period, as a result of the factors discussed above.

     Interest expense for the three months ended February 1, 2002 totaled $4,283,000, a decrease of $113,000, or 3%, from the Company's interest expense for the three months ended January 26, 2001.

     As of November 2, 2001, the Company had estimated net operating loss carryforwards of approximately $84,700,000 for federal income tax reporting purposes, which expire between 2012 and 2021. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 1, 2002. Accordingly, during the three months ended February 1, 2002, no income tax provision has been provided.

     The Company recognized an extraordinary gain on the early retirement of debt of $976,000 for the three months ended January 26, 2001.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company adopted SFAS No. 142 effective as of November 3, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. The Company's operating results for the three months ended January 26, 2001 reflected goodwill amortization of $586,000. Adjusted net income for the three months ended January 26, 2001 would have been $4,449,000 in the absence of such goodwill amortization. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each resort. Based on the results of the transitional impairment test, the Company wrote down goodwill by $200,000 for one resort, which has been reflected as the cumulative effect of a change in accounting principle in the accompanying statement of operations for the three months ended February 1, 2002.

     The Company's net income for the three months ended February 1, 2002 was $11,509,000, an improvement of $7,646,000 from the net income of $3,863,000 generated for the three months ended January 26, 2001, as a result of the factors discussed above.

     The financial information presented below includes information on "Total EBITDA," "Noncash Cost of Real Estate Sales" and "Total EBITDA Excluding Noncash Cost of Real Estate Sales." "Total EBITDA" represents income from operations before depreciation and amortization expense. "Noncash Cost of Real Estate Sales" represents the allocated portion of real estate development expenditures previously capitalized (including acquisition costs allocated to real estate development) which relate to current real estate sales. Although EBITDA is not a measure of performance under accounting principles generally accepted in the United States ("GAAP"), the information is presented because management believes it provides useful information regarding a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. In addition, the EBITDA measures as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

                                   Three Months Ended
                                 ---------------------
                                 February      January              Percentage
                                  1, 2002     26, 2001   Increase    Increase
                                 --------     --------   --------    --------
                                           (In thousands)
     Total EBITDA............  $  20,982     $  13,392    $ 7,590         57%
     Noncash Cost of Real
      Estate Sales...........  $     665     $       -    $   665        100
     Total EBITDA Excluding
      Noncash Cost of Real
      Estate Sales...........  $  21,647     $  13,392    $ 8,255         62

Liquidity and Capital Resources

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash and cash equivalents, cash flow from operations and borrowings under the Senior Credit Facility (as defined below). Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations.

     Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (the "Senior Credit Facility") with Fleet National Bank, as administrative agent ("Agent"), and certain lenders. The following summary of the terms of the Senior Credit Facility is qualified by reference to the complete agreement governing the Senior Credit Facility, which has been filed as an exhibit to this Report.

     The Senior Credit Facility provides a revolving credit facility (the "Revolving Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with borrowing availability of up to $25,000,000. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Facility for a period of 30 days commencing sometime between January 15 and February 28 of each year. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year beginning in 2003 through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005. Borrowings under the Senior Credit Facility are secured by (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and
(b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

     The Senior Credit Facility contains financial covenants relating to the maintenance of (a) minimum consolidated resort EBITDA (as defined in the Senior Credit Facility) measured quarterly on a rolling four quarter basis, (b) the ratio of consolidated EBITDA (as defined in the Senior Credit Facility) to consolidated debt service, and (c) levels of adjusted consolidated leverage. The Senior Credit Facility also contains restrictive covenants pertaining to the management and operation of Booth Creek and its subsidiaries. The covenants include, among others, significant limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, capital expenditures, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, optional payments and modification of debt instruments and issuances of stock.

     For purposes of calculating interest, loans under the Senior Credit Facility can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of 4%. Interest on loans outstanding is payable quarterly. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Facility and Term Facility.

     Borrowings under the Revolving Facility may be used for working capital and general corporate purposes. Borrowings under the Term Facility may be incurred at any time on or prior to August 15, 2002 and may be used to repurchase the Company's 12.5% senior notes due 2007 (the "Senior Notes") or repay certain other indebtedness, together with accrued and unpaid interest thereon. As of March 18, 2002, the Company had repurchased $16,500,000 aggregate principal amount of Senior Notes in privately-negotiated transactions through borrowings under the Term Facility. The Company intends to use additional borrowings under the Term Facility primarily to repurchase Senior Notes in the open market or in privately-negotiated transactions, if it can do so on favorable terms.

     The Company had a net working capital deficit of $15,760,000 as of February 1, 2002 (excluding $18,858,000 of unearned revenue and deposits from resort and real estate operations, which will not require cash spending to settle such liabilities), which will negatively affect liquidity during the remainder of 2002.

     The Company generated cash from operating activities of $24,980,000 for the three months ended February 1, 2002 as compared to $18,479,000 for the three months ended January 26, 2001. The increase in operating cash flows for the 2002 period was primarily due to the improved operating results for such period.

     Cash used in investing activities totaled $3,165,000 and $4,897,000 for the three months ended February 1, 2002 and January 26, 2001, respectively. The results for the 2002 and 2001 periods primarily reflect capital expenditures for the purchase of property and equipment.

     Cash used in financing activities totaled $20,034,000 and $10,114,000 for the three months ended February 1, 2002 and January 26, 2001, respectively. The results for the 2002 and 2001 periods primarily reflect net repayments on the Senior Credit Facility and long-term debt, as well as the repurchase of preferred stock.

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

     Under the terms of the TLH Note, TLC will receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) derived from the resale of TLH's lots within Unit 7. The TLH Note is prepayable at any time, and is due on the earlier to occur of January 30, 2003 or the date on which the last of the lots owned by TLH has been sold. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the Unit 7 development, which was substantially completed in November 2001. The Company will recognize revenue and related costs of sales for this real estate transaction upon the close of escrow for lot sales between TLH and third party buyers, and reflected the cash received as a deposit liability.

     During December 2001, TLH consummated the sale of seven Unit 7 lots for net proceeds of approximately $3,300,000. As the net proceeds of the seven lot sales were less than the $6,000,000 in cash initially paid by TLH for the underlying real estate, no additional cash proceeds were distributed to TLC during the three months ended February 1, 2002. However, TLC relieved the related deposit liability and recognized revenues for such lot sales during the first quarter of fiscal 2002. TLH intends to market and sell the remaining Unit 7 lots during 2002.

     On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000, of which 85% is payable in cash and 15% is payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note. During the three months ended February 1, 2002, TLH transferred additional cash of approximately $3,600,000 to TLC as a deposit towards the purchase price of the remaining Development Real Estate. The sale of the remaining Development Real Estate under the Northstar Real Estate Agreement is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in 2002.

     The transactions described above between TLC and TLH have facilitated the sale and development of real estate in and around Northstar while at the same time minimizing development risk to the Company and providing the Company with immediate liquidity. Management believes that the terms of the transactions have been at least as favorable as would be available from unrelated parties. As noted above, the Company has obtained fairness opinions and/or appraisals from independent third parties to support this belief. Neither the Company nor any of its subsidiaries, including TLC, has provided credit support to TLH or has any commitment or obligation to provide funds to TLH in the future.

     The Company's capital expenditures for property and equipment during the three months ended February 1, 2002 were $4,617,000 (including $1,644,000 of equipment acquired through capital leases), and consisted primarily of the remaining portion of the Company's 2001 capital programs and acquisitions of grooming equipment. Management anticipates that maintenance capital expenditures for its fiscal 2002 and 2003 capital programs will range from $5.0 million to $6.0 million per year. Depending upon the timing of construction of the Unit 7A single family development at Northstar, expenditures for real estate held for development and sale are anticipated to range from $2.0 million to $3.5 million in fiscal 2002. The scope of fiscal 2002 expansion capital plans and project planning and approvals has not yet been determined. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and borrowings under the Senior Credit Facility. There were no significant commitments for future capital expenditures at February 1, 2002.

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

     The Company's significant contractual obligations include long-term debt (including capital lease obligations) and operating leases. As of February 1, 2002, the Company's scheduled maturities of long-term debt and operating lease commitments for the periods indicated were as follows:

                  Nine Months
                    Ending              Year Ending October
                   October   ------------------------------------------
                     2002     2003     2004    2005    2006  Thereafter    Total
                    ------   ------   ------  ------  ------ ----------   ------
Long-term Debt    $   974  $ 1,557  $ 2,103   $ 506   $ 125  $ 125,550  $130,815
                 ======== ======== ======== ======= =======  =========  ========
Operating Leases  $ 1,110  $ 1,186  $   889   $ 606   $ 227  $   2,173  $  6,191
                 ======== ======== ======== ======= =======  =========  ========

     On March 15, 2002, the Company entered into the Senior Credit Facility. The Term Facility thereunder provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year beginning in 2003 through October 31, 2005, the maturity date of the Senior Credit Facility.

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

     In addition, the Senior Credit Facility and the Indenture governing the Company's Senior Notes each contains covenants that, among other things, significantly limit the Company's ability to obtain additional sources of capital and may affect the Company's liquidity. These covenants restrict the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any other person, or transfer all or substantially all of the assets of the Company. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer. The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. The Company's ability to meet these financial covenants may be affected by events beyond its control, and there can be no assurance that the Company will meet those covenants.

     As of February 1, 2002, the Company had $130,815,000 of total long-term debt. The Company expects that existing cash and cash equivalents, cash generated from operations and cash proceeds of planned real estate sales at Northstar, together with borrowing availability, will be adequate to fund the Company's debt service and other cash operating requirements over the next twelve months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

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

Significant Accounting Policies

     The Company's significant accounting policies are more fully described in
Note 1 to the Company's consolidated financial statements accompanying its Annual Report on Form 10-K for the year ended November 2, 2001. Certain of the Company's accounting policies require the application of judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts and customer arrangements and information available from other sources, as appropriate. The Company's significant accounting policies include:

     Revenue Recognition for Resort Operations - Revenues from resort operations are generated from a wide variety of sources, including lift ticket sales, snow school lessons, equipment rentals, retail product sales, food and beverage operations, lodging and property management services and other recreational activities, and are recognized as services are provided and products are sold. Sales of season passes are initially deferred in unearned revenue and recognized ratably over the season. Revenues relating to paid skier visit insurance arrangements in prior years were recognized based on an evaluation of the policy arrangements, actual and forecasted skier visits, actual snowfall amounts and other relevant factors. The Company also periodically evaluates the collectibility of all of its receivables, and, if necessary, provides for an adequate allowance for doubtful accounts.

     Revenue Recognition for Real Estate Sales - Sales and profits on real estate sales are recognized using the full accrual method at the point that the Company's receivables from land sales are deemed collectible and the Company has no significant remaining obligations for construction or development, which typically occurs upon transfer of title. If such conditions are not met, the recognition of all or part of the sales and profit is postponed. The Company thoroughly evaluates contractual agreements and the underlying facts and circumstances relating to its real estate transactions to determine the appropriate revenue recognition treatment of such transactions in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," and related pronouncements.

     Valuation of Long-Lived Assets and Goodwill - The Company periodically evaluates whether there are facts and circumstances that indicate potential impairment of its long-lived assets. If impairment indicators are present, the Company reviews the carrying value of its long-lived assets for continued appropriateness. The Company also performs periodic impairment tests for recorded goodwill. The impairment evaluations for long-lived assets and goodwill are based upon projections of future cash flows, estimated purchase multiples and other relevant factors. While the Company believes its estimates are reasonable, different assumptions could materially affect these evaluations.

Pending Accounting Pronouncement

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

Regulation and Legislation

     The Company's operations are dependent upon its ownership or control over the real property used in its ski operations at each resort. The real property presently used at the Northstar and Mt. Cranmore resorts is owned by the Company, leased from third parties or controlled by easements. The Company has the right to use a substantial portion of the real property associated with the Bear Mountain, Sierra, Summit and Waterville Valley resorts under the terms of Term Special Use Permits issued by the United States Forest Service. The Bear Mountain permit expires in 2020, the Sierra permit expires in 2039, the Waterville Valley permit expires in 2034 and the Summit permit expires in 2032.

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

     Existing use of Loon Mountain is authorized under a Term Special Use Permit and a Special Use Permit which cover facilities and expire in 2006; existing non-skiing use of Loon Mountain's South Mountain area is authorized under an annual permit issued by the United States Forest Service that is subject to reissuance each year.

     On February 26, 2002, the United States Forest Service issued its Record of Decision ("ROD") approving the Loon Mountain Final Environmental Impact Statement ("Final EIS"). In general, the ROD and Final EIS collectively:

o Authorize Loon Mountain's addition of new ski terrain, construction of ski trails, installation and upgrades of lifts, expansion of new on-mountain facilities and installation of snowmaking infrastructure to serve all ski terrain.
o Authorize the current location and operation of the 16-inch snowmaking water pipeline at levels restricted only by water withdrawal limitations and pumping capacities originating on private land.
o Authorize the issuance of a new Special Use Permit for a term of 40 years to replace the three existing Special Use Permits that currently authorize Loon Mountain to occupy and use Forest Service lands, including the South Mountain area, to operate the ski resort.
o Confirm that the activities and developments contemplated by the Final EIS are consistent with the 1986 White Mountain National Forest Forest Plan and authorize the amendment of such Forest Plan to accommodate the expansion onto South Mountain.
o Document all mitigation measures and monitoring required to adequately avoid or minimize potential environmental harm associated with the activities and developments contemplated by the Final EIS.

     The ROD is subject to administrative appeal within the Forest Service and, thereafter, to judicial review in federal court under the Administrative Procedure Act. Elements of the expansion and development activities addressed in the Final EIS that occur on private lands will be subject to separate federal, state and local permitting processes. While the Company believes that it will successfully navigate these remaining steps to undertaking the activities outlined in the Final EIS, it can give no assurance regarding the timing or outcome of such processes.

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

     Certain regulatory approvals associated with the new snowmaking pipeline at Loon Mountain, as well as certain contractual obligations, impose minimum stream flow requirements on Loon Mountain. These requirements will compel Loon Mountain to construct water storage facilities within approximately five years, and such construction may require further regulatory approvals and environmental documentation under NEPA. No assurances can be given that such regulatory approvals will be obtained or that the Company will have the financial resources to complete such construction.

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

Forward-Looking Statements

     Except for historical matters, the matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The reader can identify these statements by forward-looking words such as "may," "will," "expect," "plan," "intend," "anticipate," "believe," "estimate," and "continue" or similar words. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect the Company's business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:

o             Uncertainty as to future financial results,
o             The substantial leverage and liquidity constraints of the Company,
o             Significant  operating   restrictions  under  the  Company's  debt
              agreements,
o The capital intensive nature of development of the Company's ski resorts,
o Uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements,
o Uncertainties regarding the timing and success of our real estate development projects and their ultimate impact on our operating results,
o             Demand for and costs associated with real estate development,
o The discretionary nature of consumers' spending for skiing and resort real estate,
o             Regional and national economic conditions,
o             Weather conditions,
o Negative demand for our services and products resulting from recent and potential terrorism threats (including the effect of the September 11th attacks),
o             Availability of commercial air service,
o             Natural disasters (such as earthquakes and floods),
o             Competition and pricing pressures,
o Governmental regulation and litigation and other risks associated with expansion and development,
o The adequacy of the water supplies at each of the Company's resorts,
o Availability of adequate energy supplies for the operation of the Company's resorts, including snowmaking operations, and volatility in the prices charged for energy and fuel, and
o The occupancy of leased property and property used pursuant to the United States Forest Service permits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three months ended February 1, 2002, there have been no material changes in information relating to market risk from the Company's disclosure in
Item 7a. of the Company's Annual Report on Form 10-K for the year ended November 2, 2001 as filed with the Securities and Exchange Commission.

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

     The LMRC Shareholder Plaintiffs have amended their breach of fiduciary duty claims to seek money damages against the Company, LMRC and its former directors. The trial for the LMRC Shareholder Plaintiffs' breach of fiduciary duty claims, which was consolidated with the Corporation Act case described below, concluded on January 16, 2002. A decision is anticipated prior to the end of March 2002. If the LMRC Shareholder Plaintiffs are successful in obtaining a judgment against the former LMRC directors, the Company may have certain obligations to indemnify the former directors pursuant to the former LMRC by-laws. While the Company does not believe that the LMRC Shareholder Plaintiffs will prevail in this lawsuit, no assurances can be made regarding the outcome of this litigation.

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

     Also in connection with the merger with LMRC, the LMRC Shareholder Plaintiffs exercised dissenters' rights under the New Hampshire Business Corporation Act (the "Corporation Act"). Under the statutory procedure for settling the LMRC Shareholder Plaintiffs' dissenters' rights, LMRC paid the plaintiffs an aggregate of $34,436, or $30.61 per share, as its estimate of the fair value of their 1,125 shares. The LMRC Shareholder Plaintiffs demanded additional payments necessary to compensate them for the $71.38 per share price, plus interest, which they asserted as the fair value of their shares. By disclosure dated March 17, 2000 the LMRC Shareholder Plaintiffs' expert has revised his opinion of fair value to $91.90 per share. Pursuant to the Corporation Act, LMRC commenced a proceeding in the Superior Court of Grafton County, New Hampshire seeking a judicial appraisal of the value of the LMRC Shareholder Plaintiffs' shares in LMRC. The matter was consolidated for trial with the fiduciary duty case described above. The trial for these matters concluded on January 16, 2002, and a ruling is anticipated prior to the end of March 2002. While the Company believes that the amount paid to the LMRC Shareholder Plaintiffs prior to the commencement of the appraisal proceeding represents the fair value of their shares, there can be no assurance as to the value which the appraisal proceeding will assign to the LMRC Shareholder Plaintiffs' 1,125 shares.

     On January 3, 2002, an adjacent property owner ("Plaintiff"), affiliated with the LMRC Shareholder Plaintiffs, filed suit against LMRC and Loon Realty Corp. in the Grafton County, New Hampshire Superior Court. LMRC and Loon Realty Corp. are the beneficiaries of certain easements across Plaintiff's land, and Plaintiff seeks to vacate such easements and recover damages relating to the use thereof. This action is the refiling of a suit raising identical claims that was ultimately dismissed by the New Hampshire Supreme Court. The Company will vigorously respond to this suit and will move to dismiss the claims, based on the assertion that the earlier disposition of this matter by the Supreme Court was dispositive. The Company is considering, in addition to seeking a dismissal, pursuing remedies in connection with the refiling of this identical suit.

     In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened in the lawsuit. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff, along with the intervening environmental group (collectively or individually, the "Environmental Plaintiffs"), appealed. In December 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") reversed the District Court decision and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. The District Court then entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the original Forest Service approval to their preexisting condition if not ultimately re-approved by the Forest Service. This order remains in effect until the supplemental NEPA process is completed. As described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Legislation", on February 26, 2002, the Forest Service issued its Record of Decision approving the Loon Mountain Final Environmental Impact Statement, which is subject to administrative appeal within the Forest Service and judicial review. The Company can give no assurance regarding the timing or outcome of such process.

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

     In 1997, the Environmental Plaintiffs filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. LMRC intervened in the lawsuit. The District Court held that the Forest Service had violated NEPA by failing to consider the potential effects of an increase in snowmaking capacity. The District Court then enjoined Loon Mountain from using the pipeline but later modified the injunction to permit LMRC to use the pipeline provided that, among other things, it does not make snow in excess of the historic production level utilizing 159.7 million gallons per ski season. On February 12, 1999, the District Court dismissed the pipeline litigation and allowed the Forest Service to combine its NEPA analysis of the pipeline with the pending NEPA analysis of the South Mountain expansion. The injunction authorizing LMRC to use the pipeline to supply water for making historical levels of snow remains in place until the additional NEPA documentation is completed and the Forest Service issues a new decision on the pipeline. As described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Legislation", on February 26, 2002, the Forest Service issued its Record of Decision approving the Loon Mountain Final Environmental Impact Statement, which is subject to administrative appeal within the Forest Service and judicial review. The Company can give no assurance regarding the timing or outcome of such process.

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

     On November 13, 2001, the Company filed a lawsuit against ASU International LLC, Essex Insurance Company and Certain Underwriters, Lloyd's London (collectively, the "Insurers") in Superior Court in Massachusetts. The Company had placed with the Insurers weather/income stabilization coverage for the 2000/01 ski season for certain of its resorts. During the applicable period of the policies, the Company incurred losses at two of its resorts which the Company believes were covered under the terms of such policies. The Company believes that it has complied with its obligations under the policies and has properly reported and made claims in accordance with the policies for losses aggregating in excess of $1.5 million. In response to the Insurers' failure to properly process the Company's claims, the Company seeks recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices. The Company's complaint seeks recovery for the full amount of its claims as well as multiple damages and attorneys' fees based on its assertion of unfair and deceptive claims practices by the Insurers. An informal settlement conference occurred on January 31, 2002, and no progress was made toward an amicable resolution of the matter. Pre-trial discovery has recently commenced with the Company serving interrogatories and requests for production of documents on the Insurers, for which responses are due by the end of March 2002. To date, the Company has received no discovery requests from the Insurers. While the Company believes that it will prevail in this lawsuit, no assurances can be made regarding the outcome of this litigation.


ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

a.   Exhibits

     Exhibit No.         Description of Exhibit

     10.1 Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended February 1, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                   BOOTH CREEK SKI HOLDINGS, INC.
                                          (Registrant)


                                   By:  /s/ ELIZABETH J. COLE
                                   ------------------------------
                                        Elizabeth J. Cole
                                   Executive Vice President and
                                    Chief Financial Officer
                                   (Principal Financial Officer)



                                   By:  /s/ BRIAN J. POPE
                                   ------------------------------
                                         Brian J. Pope
                                   Vice President of Accounting and Finance
                                   (Principal Accounting Officer)



March 18, 2002