Form 10-Q
period 2002-05-03
BOOTH CREEK SKI HOLDINGS INC
filed 2002-06-14
CIK 1037253

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended May 3, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     As of May 31, 2002, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

===============================================================================

                              TABLE OF CONTENTS



Item                                                                Page Number
----                                                                -----------
                       PART I - FINANCIAL INFORMATION

 1.  Financial Statements..............................................    1

 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................   10

 3.  Quantitative and Qualitative Disclosures about Market Risk........   26

                         PART II - OTHER INFORMATION

 1.  Legal Proceedings.................................................   27

 6.  Exhibits and Reports on Form 8-K..................................   29

     Signatures........................................................   30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                           May 3,      November 2,     April 27,
                                            2002          2001          2001
                                        ------------  -----------   ------------
                  ASSETS                 (Unaudited)                 (Unaudited)

Current assets:
 Cash and cash equivalents..............  $   7,227    $     458     $    8,119
 Accounts receivable, net of allowance
  of $71, $39 and $58, respectively.....      1,800        1,937          1,877
 Insurance proceeds receivable..........        800        1,500          1,500
 Inventories ...........................      1,793        2,486          1,636
 Prepaid expenses and other current
  assets ...............................      1,252        1,616            898
                                        ------------  -----------   ------------
Total current assets ...................     12,872        7,997         14,030

Property and equipment, net ............    135,871      139,347        144,071
Real estate held for development
 and sale ..............................      6,694        8,220          6,981
Deferred financing costs, net of
 accumulated amortization of $3,993,
 $5,128 and $4,649, respectively .......      4,701        4,087          4,566
Timber rights and other assets .........      6,057        6,429          6,014
Goodwill................................     22,938       23,138         24,310
                                        ------------  -----------   ------------
Total assets ...........................  $ 189,133    $ 189,218     $  199,972
                                        ============  ===========   ============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Revolving credit facility .............  $       -    $  17,628     $        -
 Current portion of long-term debt .....      3,561        1,748          2,758
 Accounts payable and accrued
  liabilities ..........................     25,318       34,842         25,632
                                        ------------  -----------   ------------
Total current liabilities ..............     28,879       54,218         28,390

Long-term debt .........................    121,986      128,664        128,732

Other long-term liabilities ............        767          767            760

Commitments and contingencies

Preferred stock of subsidiary...........          -        1,136          1,387

Shareholder's equity:
 Common stock, $.01 par value; 1,000
  shares authorized, issued and
  outstanding ..........................          -            -              -
 Additional paid-in capital ............     72,000       72,000         72,000
 Accumulated deficit ...................    (34,499)     (67,567)       (31,297)
                                        ------------  -----------   ------------
Total shareholder's equity .............     37,501        4,433         40,703
                                        ------------  -----------   ------------
Total liabilities and shareholder's
 equity ................................  $ 189,133    $ 189,218     $  199,972
                                        ============  ===========   ============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                Three Months Ended          Six Months Ended
                               ---------------------      ---------------------
                                 May 3,    April 27,        May 3,    April 27,
                                  2002        2001           2002       2001
                               ---------   ---------      ---------   ---------
                                                  (Unaudited)
Revenue:
  Resort operations..........  $  57,924   $  63,559       $114,768    $112,522
  Real estate and other
   (including $5,600 and
   $8,900, respectively, in
   revenues with related
   parties for the three and
   six month periods ended
   May 3, 2002 - Note 5).....      5,615           -          8,915           -
                               ---------   ---------      ---------   ---------
Total revenue................     63,539      63,559        123,683     112,522

Operating expenses:
  Cost of sales - resort
   operations................     27,776      28,498         57,993      56,671
  Cost of sales - real estate
   and other.................      1,502           -          2,173           -
  Depreciation ..............      4,672       5,549          9,422      10,836
  Amortization of goodwill
   and other intangible
   assets....................          -         595              -       1,190
  Selling, general and
   administrative expense....      6,710       6,778         14,984      14,176
                               ---------   ---------      ---------   ---------
Total operating expenses.....     40,660      41,420         84,572      82,873
                               ---------   ---------      ---------   ---------

Operating income.............     22,879      22,139         39,111      29,649


Other income (expense):
  Interest expense...........     (3,834)     (4,067)        (8,117)     (8,463)
  Amortization of deferred
   financing costs...........       (271)       (240)          (510)       (487)
  Other income ..............         24          67             38         123
                               ---------   ---------      ---------   ---------
  Other income
  (expense),net..............     (4,081)     (4,240)        (8,589)     (8,827)
                               ---------   ---------      ---------   ---------

Income before minority
  interest, extraordinary
  item and change in
  accounting principle.......     18,798      17,899         30,522      20,822

Minority interest............          -         (33)           (15)        (69)
                               ---------   ---------      ---------   ---------
Income before extraordinary
  item and change in
  accounting principle.......     18,798      17,866         30,507      20,753

Extraordinary gain on early
  retirement of debt.........      2,761         747          2,761       1,723

Change in accounting
  principle for goodwill.....          -           -           (200)          -
                               ---------   ---------      ---------   ---------
Net income...................  $  21,559   $  18,613      $  33,068   $  22,476
                               =========   =========      =========   =========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                        Six Months Ended
                                                -------------------------------
                                                   May 3,             April 27,
                                                    2002                2001
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net income.....................................   $  33,068         $   22,476
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation................................       9,422             10,836
   Amortization of goodwill and other
    intangible assets .........................           -              1,190
   Noncash cost of real estate sales ..........       2,129                  -
   Amortization of deferred financing costs ...         510                487
   Minority interest ..........................          15                 69
   Extraordinary gain on early retirement
    of debt....................................      (2,761)            (1,723)
   Change in accounting principle for goodwill.         200                  -
   Changes in operating assets and liabilities:
    Accounts receivable .......................         137                 52
    Insurance proceeds receivable..............         700              2,570
    Inventories ...............................         693                470
    Prepaid expenses and other current assets..         364                296
    Accounts payable and accrued liabilities...      (9,524)            (8,283)
    Other long-term liabilities ...............           -                (25)
                                                -------------     -------------
Net cash provided by operating activities......      34,953             28,415

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (4,302)            (5,885)
Capital expenditures for real estate
 held for development and sale ................        (603)              (415)
Other assets ..................................         372                (96)
                                                -------------     -------------
Net cash used in investing activities .........      (4,533)            (6,396)

Cash flows from financing activities:
Borrowings under revolving credit facility ....       8,115             12,888
Repayments under revolving credit facility ...      (25,743)           (19,240)
Proceeds of long-term debt.....................      25,000                  -
Principal payments of long-term debt ..........     (27,872)            (7,923)
Deferred financing costs ......................      (2,000)                (1)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................      (1,151)              (320)
                                                -------------     -------------
Net cash used in financing activities .........     (23,651)           (14,596)
                                                -------------     -------------
Increase in cash and cash equivalents..........       6,769              7,423

Cash and cash equivalents
  at beginning of period ......................         458                696
                                                -------------     -------------
Cash and cash equivalents
  at end of period ............................ $     7,227        $     8,119
                                                =============     =============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   May 3, 2002


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

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

     The accompanying consolidated financial statements as of May 3, 2002 and April 27, 2001 and for the three and six month periods then ended are unaudited, but include all adjustments (consisting only of normal, recurring adjustments and adjustments to recognize the change in accounting principle for goodwill during the six months ended May 3, 2002 and the extraordinary gains on early retirement of debt during the six month periods ended May 3, 2002 and April 27,
2001) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at May 3, 2002 and April 27, 2001, and its operating results and cash flows for the three and six month periods then ended. Due to the highly seasonal nature of the Company's business, the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2001.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of May 3, 2002, cash equivalents consisted of government securities money market funds.

     Included in cash at May 3, 2002 is restricted cash of $166,000, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

Recently Adopted and Pending Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company adopted SFAS No. 142 effective as of November 3, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. The Company's operating results for the three and six month periods ended April 27, 2001 reflected goodwill amortization of $586,000 and $1,171,000, respectively. Adjusted net income for the three and six months ended April 27, 2001 would have been $19,199,000 and $23,647,000, respectively, excluding such goodwill amortization. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each resort. Based on the results of the transitional impairment test, the Company wrote down goodwill by $200,000 for one resort, which has been reflected as the cumulative effect of a change in accounting principle in the accompanying statement of operations for the six months ended May 3, 2002.

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

2.   Paid Skier Visit Insurance Programs

     For the 2000/01 season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies had a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies required the insured to experience monthly or annual snowfall amounts below certain agreed upon levels before a claim could be filed for the decline in paid skier visits. For the three and six month periods ended April 27, 2001, the Company recorded resort operations revenues of $800,000 and $1,500,000, respectively, for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies. The Company's claims were determined based on a specified formula under the paid skier visit insurance policies and snowfall information verified by an independent third party. The Company believes that it has fully complied with its obligations under the policies, and has properly reported and made claims in accordance with the policies for losses aggregating in excess of $1,500,000. As a result of the underwriters' failure to properly process the Company's claims, in November 2001, the Company filed a lawsuit against the underwriters seeking recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices. In April 2002, the underwriters made a partial offer of settlement of $700,000, which the Company accepted with a reservation of all rights and remedies under the terms of the policies and applicable law with respect to its remaining claims. The Company intends to vigorously pursue collection of its remaining claims. The parties to the lawsuit are currently conducting discovery in the matter. Based on an evaluation of information to date and the advice of counsel, the Company believes that realization of its recorded claims is probable. However, no assurance can be given regarding the timing of the resolution of this matter.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. For the six months ended April 27, 2001, resort operations revenues included $254,000 for additional claim recoveries received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000 of $6,600,000.

3.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                            May 3,     November 2,     April 27,
                                             2002          2001          2001
                                         -----------   -----------   -----------
                                                        (In thousands)

     Accounts payable....................  $   3,022     $   7,836     $   2,341
     Accrued compensation and benefits...      4,017         4,159         4,049
     Taxes other than income taxes.......        637         1,131         1,254
     Unearned revenue and deposits-
      resort operations..................      3,855        11,601         3,915
     Unearned deposits-
      real estate operations (Note 5)....      5,610         6,000         6,000
     Interest............................      1,715         2,063         1,902
     Other...............................      6,462         2,052         6,171
                                         -----------   -----------   -----------
                                           $  25,318     $  34,842     $  25,632
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

         General - The Senior Credit Facility provides for a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with borrowing availability of up to $25,000,000. Borrowings under the Senior Credit Facility are collectively referred to herein as "Loans."

         Interest - For purposes of calculating interest, Loans can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of 4%. Interest on Loans outstanding is payable quarterly. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility as of May 3, 2002 bore interest at an annual rate of 6.8% pursuant to the LIBOR rate option.

         Repayment - Subject to the provisions of the Senior Credit Facility, the Company may, from time to time, borrow, repay and reborrow under the Revolving Credit Facility. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year beginning in 2003 through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and
     (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005.

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

         Use of Proceeds - Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. Borrowings under the Term Facility may be used to repurchase the Company's 12.5% senior notes due 2007 (the "Senior Notes") or repay certain other indebtedness, together with accrued and unpaid interest thereon. During the three months ended May 3, 2002, the Company repurchased $29,325,000 aggregate principal amount of Senior Notes in privately-negotiated transactions through borrowings under the Term Facility and available cash resources. As of May 3, 2002, outstanding borrowings under the Term Facility were $25,000,000.

                     BOOTH CREEK SKI HOLDINGS, INC.

     As of May 3, 2002, the Company had entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 31, 2005, declining to $14,000,000 through October 31, 2005. In exchange for upfront payments of $179,000, the Company will receive floating rate payments from the counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%. These agreements will be accounted for at their fair value, with fluctuations recorded through the statement of operations.

Senior Notes

     As of May 3, 2002, the Company had outstanding $96,175,000 aggregate principal amount of its Senior Notes. The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

     During the three months ended May 3, 2002, the Company repurchased $29,325,000 aggregate principal amount of Senior Notes for $25,588,000. After giving effect to the write-off of related deferred financing and other costs of $976,000, the Company recognized an extraordinary gain of $2,761,000.

     During the six months ended April 27, 2001, the Company repurchased $8,000,000 aggregate principal amount of Senior Notes for $5,990,000. After giving effect to the write-off of related deferred financing costs of $287,000, the Company recognized an extraordinary gain of $1,723,000.

                     BOOTH CREEK SKI HOLDINGS, INC.

Other Debt

     During the six month periods ended May 3, 2002 and April 27, 2001, the Company entered into long-term debt and capital lease obligations of $1,644,000 and $3,276,000, respectively, for the purchase of equipment.

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

     Under the terms of the TLH Note, TLC will receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) derived from the resale of TLH's lots within Unit 7. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the Unit 7 development, which was substantially completed in November 2001. The Company will recognize revenue and related costs of sales for this real estate transaction upon the close of escrow for lot sales between TLH and third party buyers, and had reflected the $6,000,000 in cash received as a deposit liability as of November 2, 2001.

     During the six months ended May 3, 2002, TLH consummated the sale of twenty Unit 7 lots for net proceeds of approximately $8,900,000. As the net proceeds of the twenty lot sales were more than the $6,000,000 in cash initially paid by TLH for the underlying real estate, additional cash proceeds of $2,900,000 were distributed to TLC during the six months ended May 3, 2002. In addition, the Company relieved the existing $6,000,000 deposit liability during the six months ended May 3, 2002. TLH intends to market and sell the remaining six Unit 7 lots during 2002.

Development Real Estate

     On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000, of which 85% is payable in cash and 15% is payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note. During the six months ended May 3, 2002, TLH transferred cash of $5,610,000 to TLC, which represents the cash portion of the purchase price for the remaining Development Real Estate. The $5,610,000 payment has been deferred as a deposit liability pending the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement, which is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in 2002.

                     BOOTH CREEK SKI HOLDINGS, INC.

6.   Income Taxes

     As of November 2, 2001, the Company had estimated net operating loss carryforwards of approximately $84,700,000 for federal income tax reporting purposes, which expire between 2012 and 2021. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 1, 2002. Accordingly, during the six months ended May 3, 2002, no income tax provision has been provided.

7.   Business Segments

     The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:

                               Three Months Ended          Six Months Ended
                            -----------------------    -----------------------
                              May 3,     April 27,        May 3,    April 27,
                               2002        2001            2002       2001
                            ----------  -----------    -----------  ----------
                                             (In thousands)
   Revenue:
    Resort operations....    $  57,924   $  63,559      $  114,768   $  112,522
    Real  estate  and
      other..............        5,615           -           8,915            -
                            ----------  -----------    -----------  -----------
                             $  63,539   $  63,559      $  123,683   $  112,522
                            ==========  ===========    ===========  ===========

   Operating income (loss):
    Resort operations....    $  19,070   $  22,395      $   32,864   $   30,047
    Real  estate  and
      other.............         3,809        (256)          6,247         (398)
                            ----------  -----------    -----------  -----------
                             $  22,879   $  22,139      $   39,111   $   29,649
                            ==========  ===========    ===========  ===========


                                                  May 3,        November 2,
                                                   2002           2001
                                               -------------  -------------
                                                      (In thousands)
   Segment assets:
    Resort operations..................         $ 163,257       $ 169,919
    Real estate and other..............            10,819          12,345
    Corporate and other
      nonidentifiable assets...........            15,057           6,954
                                               -------------  -------------
                                                $ 189,133       $ 189,218
                                               =============  =============

     A reconciliation of combined operating income for resort operations and real estate and other to consolidated income before minority interest, extraordinary item and change in accounting principle is as follows:

                                 Three Months Ended        Six Months Ended
                               ----------------------   --------------------
                                May 3,      April 27,    May 3,    April 27,
                                 2002         2001        2002       2001
                               ---------    ---------   ---------  ---------
                                               (In thousands)

   Operating income for
    reportable segments.......  $ 22,879     $ 22,139    $ 39,111   $ 29,649
   Interest expense...........    (3,834)      (4,067)     (8,117)    (8,463)
   Amortization of deferred
    financing costs...........      (271)        (240)       (510)      (487)
   Other income ..............        24           67          38        123
                               ---------    ---------   ---------  ---------
   Income before
    minority interest,
    extraordinary item and
    change in accounting
    principle.................  $ 18,798     $ 17,899    $ 30,522   $ 20,822
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

     The Company's four most weather-sensitive resorts, Bear Mountain, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 138, 136, 139 and 99 days, respectively, during each of the last five ski seasons, including the 2001/02 ski season. However, the efficiency and effectiveness of snowmaking operations can be negatively impacted by numerous factors, including temperature variability, reliability of water sources, availability and cost of adequate energy supplies and unfavorable weather events such as heavy rains.

     Sierra and the Summit generally experience higher natural snowfall levels, averaging approximately 484 and 450 inches of snowfall, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities in terms of trail coverage are considerably less extensive than at Bear Mountain, Waterville Valley, Loon Mountain or Mt. Cranmore. However, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period, and therefore, the timing and extent of natural snowfall can significantly impact operating conditions.

     Northstar has averaged approximately 285 inches of snowfall per year for the past five ski seasons. The resort has snowmaking capabilities to provide coverage on approximately 50% of its trails. Although the resort's operations depend significantly on natural snowfall, particularly in the early part of the ski season, in recent years the Company has invested in additional snowmaking facilities to improve Northstar's snowmaking production capacity.

     The Company's results of operations are also highly dependent on the Company's ability to compete in each of the large regional ski markets in which it operates. Management estimates that at Northstar and Sierra approximately 70% of the 2001/02 ski season total skier days were attributable to residents of the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions. At Bear Mountain, more than 90% of the 2001/02 ski season total skier days were attributable to residents of the Los Angeles, Orange County and San Diego metropolitan regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, more than 75% of the 2001/02 ski season total skier days were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 2001/02 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region.

     A meaningful portion of total operating costs at the Company's resorts are variable, consisting primarily of retail and food service cost of sales, utilities and labor expense. These variable costs can fluctuate significantly based upon skier days and seasonal factors. With the exception of certain management, administrative and maintenance personnel, substantially all of the Company's employees are compensated on an hourly basis. Management believes a key element to maximizing profitability during the winter season is to closely monitor staffing requirements and to adjust staffing levels when skier volumes or seasonal needs dictate.

     The Company's resorts utilize significant energy resources in their operations, including power for operating lifts and snowmaking facilities. Volatility in the availability and cost of energy resources at the Company's resorts could have an adverse effect on the Company's results of operations in future periods. In this regard, in August 2001, Bear Mountain was informed by its local electrical utility of new proposed electrical rates that if adopted would result in an increase of approximately $1,100,000 to $1,200,000 in annual electricity costs from the level incurred in 2001. Bear Mountain, along with other parties, intervened in the electrical utility's rate application proceeding before the Public Utilities Commission of the State of California (the "PUC"). On February 8, 2002, Bear Mountain, the electrical utility and other parties to the proceeding entered into a settlement agreement which, among other things, would serve to reduce Bear Mountain's increased annual costs to a range of approximately $400,000 to $500,000 over 2001 levels. The settlement agreement is subject to the review and approval of the PUC and other administrative requirements.

     Each of the Company's resorts is subject to the threat of personal injury claims relating principally to snow sports activities as well as premises and vehicular operations and worker's compensation matters. The Company maintains various forms of insurance covering claims related to its properties and usual and customary risks associated with the operation of four-season recreation resorts. As a result of the terrorist attacks on September 11th, the insurance industry has experienced significant losses and a substantial reduction in underwriting capacity, which has generally resulted in significantly higher renewal premiums for companies seeking insurance. In connection with its annual renewal of insurance coverage for 2002, the Company experienced an increase in insurance premium costs of approximately $650,000 over the level of such costs in 2001. Offsetting this increase was the effect of the elimination of paid skier visit insurance coverage, for which premiums were approximately $1,100,000 in 2001.

Results of Operations of the Company

     Overview

     The opening and closing dates for the Company's resorts for the 2001/02 and 2000/01 ski seasons were as follows:

                                              Opening Dates
                            ----------------------------------------------------
                                  2001/02 Season                 2000/01 Season
                            ----------------------------------------------------
     Northstar.............     November 29, 2001              November 18, 2000
     Sierra................     November 25, 2001              November 3, 2000
     Bear Mountain.........     November 27, 2001              November 9, 2000
     Waterville Valley*....     November 16, 2001              November 19, 2000
     Mt. Cranmore..........     December 15, 2001              November 25, 2000
     Loon Mountain*........     November 16, 2001              November 22, 2000
     The Summit............     November 30, 2001              December 1, 2000


                                              Closing Dates
                            ----------------------------------------------------
                                  2001/02 Season                 2000/01 Season
                            ----------------------------------------------------

     Northstar.............     April 21, 2002                 April 22, 2001
     Sierra................     April 15, 2002                 April 23, 2001
     Bear Mountain.........     April 14, 2002                 April 22, 2001
     Waterville Valley.....     April 7, 2002                  April 15, 2001
     Mt. Cranmore..........     March 24, 2002                 April 1, 2001
     Loon Mountain.........     April 14, 2002                 April 29, 2001
     The Summit............     May 5, 2002                    April 22, 2001

     * Following their openings, Waterville Valley and Loon Mountain ceased operations in December 2001 for 6 and 10 days, respectively, due to eroding conditions as a result of warm weather.


     Due to warm temperatures and the lack of natural snowfall in the Lake Tahoe region for most of November 2001, Northstar and Sierra did not open for the 2001/02 season until after Thanksgiving Day, whereas for the 2000/01 season, Northstar opened on schedule and Sierra experienced an unusually early opening. In the first half of December 2001, the Lake Tahoe region received significantly above average snowfall, which allowed Northstar and Sierra to open 100% of their terrain earlier than usual, and provided favorable conditions going into the Christmas holiday period and the first half of January 2002. However, snowfall levels in the Lake Tahoe region in January and February 2002 were below historical levels, and several weekends in March 2002 were negatively impacted by disruptive storms. In addition, the early timing of the Easter holiday period and softening conditions in April 2002 negatively impacted late season business. For the 2000/01 season as a whole, snowfall levels in the Lake Tahoe region were below historical levels.

     For the 2001/02 season, Bear Mountain opened later than scheduled due to warm weather in Southern California, which negatively impacted early season skier volumes at Bear Mountain as compared to the 2000/01 ski season. However, Bear Mountain experienced favorable snowmaking conditions and adequate snowfall in December 2001, which allowed for increased trail availability over the Christmas holiday. As a result, the resort experienced a strong Christmas holiday period during the 2001/02 season, which partially offset the effects of the delayed opening. Bear Mountain experienced below average snowfall from January 2002 through the end of the season, compared to generally adequate levels of snowfall during the same period in the 2000/01 ski season.

     For the 2001/02 season, the Northeast experienced drought conditions and one of the warmest winters on record. While Waterville Valley and Loon Mountain opened for the 2001/02 season as scheduled, the resorts were forced to close for six and ten days, respectively, in early December 2001 due to eroding conditions as a result of warm weather. Mt. Cranmore was unable to open for the 2001/02 season until December 15, 2001. In addition to difficult early season conditions and below average snowfall, the Company's New Hampshire resorts experienced an above average number of negative weather events during the 2001/02 season, including periods of warm weather and rain. By comparison, weather conditions for the Company's New Hampshire resorts for the 2000/01 season were generally favorable, with cold temperatures and above average snowfall.

     The Summit received above average snowfall and experienced generally favorable conditions during the 2001/02 season, whereas the 2000/01 season was marked by significantly below average snowfall.

     Three Months Ended May 3, 2002 Compared to the Three Months Ended April 27, 2001

     Total revenue for the three months ended May 3, 2002 was $63,539,000, a decrease of $20,000 from the Company's revenues for the three months ended April 27, 2001. Revenues from resort operations for the 2002 period were $57,924,000, a decrease of $5,635,000, or 9%, as compared to the 2001 period. Revenues from real estate operations for the three months ended May 3, 2002 were $5,600,000, which were due to the close of escrow on thirteen lots within the Unit 7 development at Northstar. Timber operations contributed revenues of $15,000 in the 2002 period. There were no revenues generated by the real estate and other segment for the three months ended April 27, 2001.

     The following table summarizes the sources of the Company's revenues from resort operations for the three months ended May 3, 2002 and April 27, 2001:


                                 Three Months Ended
                               ----------------------             Percentage
                                May 3,      April 27,   Increase   Increase
                                 2002         2001     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                        (In thousands)


   Lift Tickets...............  $ 23,786     $ 27,568    $ (3,782)       (14)%
   Season Passes..............     8,273        7,217       1,056         15
   Snow School................     5,122        5,159         (37)        (1)
   Equipment Rental...........     5,523        6,044        (521)        (9)
   Retail.....................     2,192        2,611        (419)       (16)
   Food and Beverage..........     8,567        9,611      (1,044)       (11)
   Other......................     4,461        4,549         (88)        (2)
                               ---------    ---------   ---------
   Revenues from Resort
     Operations before Paid
     Skier Visit Insurance....    57,924       62,759      (4,835)        (8)
   Paid Skier Visit Insurance.         -          800        (800)      (100)
                               ---------    ---------   ---------
   Total Resort Operations
     Revenues.................  $ 57,924     $ 63,559    $ (5,635)        (9)
                               =========    =========   =========

     Total skier visits generated by each of the Company's resorts for the three months ended May 3, 2002 and April 27, 2001 were as follows:

                                 Three Months Ended
                               ----------------------             Percentage
                                May 3,      April 27,   Increase   Increase
                                 2002         2001     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                        (In thousands)


   Northstar..................       284          305         (21)        (7)%
   Sierra.....................       209          220         (11)        (5)
   Bear Mountain..............       152          180         (28)       (16)
   Waterville Valley..........       110          137         (27)       (20)
   Mt. Cranmore...............        55           81         (26)       (32)
   Loon Mountain..............       164          251         (87)       (35)
   The Summit.................       281          264          17          6
                                  -------      -------     -------
                                   1,255        1,438        (183)       (13)
                                  =======      =======     =======

     Due to the effect of a 53rd week in the Company's 2001 fiscal year, the second fiscal quarter of 2002 commenced on February 2, 2002 and ended on May 3, 2002. The 2001 period commenced on January 27, 2001 and ended on April 27, 2001. For the Company, the period from January 27 to February 1 of each year is part of its core earnings period, and the shift in timing of the 2002 and 2001 fiscal quarters had a significant effect on the comparability of operating results for such periods. The Company's resorts generated approximately 106,000 skier visits for the period from January 27, 2002 through February 1, 2002. Using proration methods based on skier visits and other factors, the Company estimates that resort operations revenues for the six day period from January 27, 2002 to February 1, 2002 were approximately $4,800,000.

     For the 2000/01 season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies had a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies required the insured to experience monthly or annual snowfall amounts below certain agreed upon levels before a claim could be filed for the decline in paid skier visits. For the three and six month periods ended April 27, 2001, the Company recorded resort operations revenues of $800,000 and $1,500,000, respectively, for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies. The Company's claims were determined based on a specified formula under the paid skier visit insurance policies and snowfall information verified by an independent third party. The Company believes that it has fully complied with its obligations under the policies, and has properly reported and made claims in accordance with the policies for losses aggregating in excess of $1,500,000. As a result of the underwriters' failure to properly process the Company's claims, in November 2001, the Company filed a lawsuit against the underwriters seeking recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices. In April 2002, the underwriters made a partial offer of settlement of $700,000, which the Company accepted with a reservation of all rights and remedies under the terms of the policies and applicable law with respect to its remaining claims. The Company intends to vigorously pursue collection of its remaining claims. The parties to the lawsuit are currently conducting discovery in the matter. Based on an evaluation of information to date and the advice of counsel, the Company believes that realization of its recorded claims is probable. However, no assurance can be given regarding the timing of the resolution of this matter.

     Resort operations revenues, excluding the effect of paid skier visit insurance, were $57,924,000 for the three months ended May 3, 2002, a decrease of $4,835,000, or 8%, from the 2001 period. Revenues for Northstar decreased by $572,000, which was primarily due to lower skier visits, partially offset by increases in per skier revenue yields. Revenues for Sierra decreased by $332,000 due to lower skier visits partially offset by higher season pass revenues and modestly improved per skier revenue yields. Revenues for Bear Mountain decreased by $1,521,000 due to lower skier visits. Revenues for Waterville Valley, Mt. Cranmore and Loon Mountain decreased by $724,000, $554,000 and $1,522,000, respectively, due to reduced skier visits partially offset by increases in per skier revenue yields. The Summit's revenues increased by $390,000 due primarily to increased skier visits, as well as higher season pass revenues.

     Cost of sales for resort operations for the three months ended May 3, 2002 were $27,776,000, a decrease of $722,000, or 3%, as compared to the 2001 period. The decrease was the result of the combined effects of the following items: (1) a decrease in resort operations labor and benefits of $926,000 due to decreased skier visits, and the reduced number of operating days in the 2002 period due to the shift in timing of the start of the quarter as previously discussed and the generally earlier closing dates in 2002 due to the timing of the Easter holiday and relatively poor late season conditions, (2) decreased direct cost of sales of $531,000 primarily related to decreased sales of retail and food and beverage products, (3) increased snowmaking costs at Bear Mountain and the New Hampshire resorts as a result of the lack of natural snowfall in 2002, (4) a decrease in insurance expense primarily as a result of the absence of paid skier visit insurance coverage in 2002, (5) a decrease in variable operating costs due to the reduction in skier visits and operating days, and (6) increased workers' compensation provisions of approximately $1,000,000 for unfavorable trends in workers' compensation exposures at the Company's California and Washington resorts.

     Selling, general and administrative expenses for the three months ended May 3, 2002 were $6,710,000, a decrease of $68,000, or 1%, as compared to the 2001 period. Selling, general and administrative expenses for the 2002 and 2001 periods include $304,000 and $256,000, respectively, relating to the Company's real estate segment.

     Cost of sales for real estate and timber operations for the three months ended May 3, 2002 was $1,502,000, including noncash cost of real estate sales of $1,464,000, as a result of the close of escrow on thirteen lots within the Unit 7 development at Northstar. There were no real estate or timber sales during the three months ended April 27, 2001.

     Operating income for the three months ended May 3, 2002 was $22,879,000, an increase of $740,000, over the operating income generated for the 2001 period, as a result of the factors discussed above.

     Interest expense for the three months ended May 3, 2002 totaled $3,834,000, a decrease of $233,000, or 6%, from the Company's interest expense for the three months ended April 27, 2001, due to reduced borrowings and lower average interest rates.

     As of November 2, 2001, the Company had estimated net operating loss carryforwards of approximately $84,700,000 for federal income tax reporting purposes, which expire between 2012 and 2021. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 1, 2002. Accordingly, during the three months ended May 3, 2002, no income tax provision has been provided.

     The Company recognized extraordinary gains on the early retirement of debt of $2,761,000 and $747,000 for the three months ended May 3, 2002 and April 27, 2001, respectively.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company adopted SFAS No. 142 effective as of November 3, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. The Company's operating results for the three months ended April 27, 2001 reflected goodwill amortization of $586,000. Adjusted net income for the three months ended April 27, 2001 would have been $19,199,000 excluding such goodwill amortization.

     The Company's net income for the three months ended May 3, 2002 was $21,559,000, an improvement of $2,946,000 from the net income of $18,613,000 generated for the three months ended April 27, 2001, as a result of the factors discussed above.

     The financial information presented below includes information on "Total EBITDA," "Noncash Cost of Real Estate Sales" and "Total EBITDA Excluding Noncash Cost of Real Estate Sales." "Total EBITDA" represents income from operations before depreciation and amortization expense. "Noncash Cost of Real Estate Sales" represents the allocated portion of real estate development expenditures previously capitalized (including acquisition costs allocated to real estate development) which relate to current real estate sales. Although EBITDA is not a measure of performance under accounting principles generally accepted in the United States ("GAAP"), the information is presented because management believes it provides useful information regarding a company's ability to incur and service debt. Further, Total EBITDA Excluding Noncash Cost of Real Estate Sales is calculated essentially in the manner that "EBITDA" is calculated under the indenture governing the Company's 12.5% senior notes due 2007 (the "Senior Notes"), and therefore, management believes this measure is meaningful to holders of the Senior Notes. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. In addition, the EBITDA measures as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

                                   Three Months Ended
                                 ---------------------              Percentage
                                  May 3,      April 27,  Increase    Increase
                                   2002         2001    (Decrease)  (Decrease)
                                 --------     --------   --------    --------
                                         (In thousands)

     Total EBITDA............  $  27,551     $  28,283    $  (732)        (3)%
     Noncash Cost of Real
      Estate Sales...........  $   1,464     $       -    $ 1,464        100
     Total EBITDA Excluding
      Noncash Cost of Real
      Estate Sales...........  $  29,015     $  28,283    $   732          3


     Six Months Ended May 3, 2002 Compared to the Six Months Ended April 27,
     2001

     Total revenue for the six months ended May 3, 2002 was $123,683,000, an increase of $11,161,000, or 10%, over the Company's revenues for the six months ended April 27, 2001. Revenues from resort operations for the 2002 period were $114,768,000, an increase of $2,246,000, or 2%, as compared to the 2001 period. Revenues from real estate operations for the six months ended May 3, 2002 were $8,900,000, which were due to the close of escrow on twenty lots within the Unit 7 development at Northstar. Timber operations contributed revenues of $15,000 in the 2002 period. There were no revenues generated by the real estate and other segment for the six months ended April 27, 2001.

     The following table summarizes the sources of the Company's revenues from resort operations for the six months ended May 3, 2002 and April 27, 2001:

                                  Six Months Ended
                               ----------------------             Percentage
                                May 3,      April 27,   Increase   Increase
                                 2002         2001     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                        (In thousands)


   Lift Tickets...............  $ 49,109     $ 49,128    $    (19)         -%
   Season Passes..............    16,124       12,838       3,286         26
   Snow School................     9,591        8,958         633          7
   Equipment Rental...........    10,362       10,320          42          -
   Retail.....................     4,717        4,809         (92)        (2)
   Food and Beverage..........    16,513       16,476          37          -
   Other......................     8,352        8,239         113          1
                               ---------    ---------   ---------
   Revenues from Resort
     Operations before Paid
     Skier Visit Insurance....   114,768      110,768       4,000          4
   Paid Skier Visit Insurance.         -        1,754      (1,754)      (100)
                               ---------    ---------   ---------
   Total Resort Operations
     Revenues.................  $114,768     $112,522    $  2,246          2
                               =========    =========   =========



<

     Total skier visits generated by each of the Company's resorts for the six months ended May 3, 2002 and April 27, 2001 were as follows:

                                  Six Months Ended
                               ----------------------             Percentage
                                May 3,      April 27,   Increase   Increase
                                 2002         2001     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                        (In thousands)


   Northstar..................       521          519           2          -%
   Sierra.....................       419          391          28          7
   Bear Mountain..............       303          333         (30)        (9)
   Waterville Valley..........       205          235         (30)       (13)
   Mt. Cranmore...............        96          129         (33)       (26)
   Loon Mountain..............       301          385         (84)       (22)
   The Summit.................       612          508         104         20
                                  -------      -------     -------
                                   2,457        2,500         (43)        (2)
                                  =======      =======     =======

     As previously discussed, for the six months ended April 27, 2001, the Company recorded resort operations revenues of $1,500,000 for paid skier visit insurance claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies for the 2000/01 ski season. In addition, resort operations revenues for the 2001 period included $254,000 for additional claim recoveries received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts previously recognized in fiscal 2000.

     Resort operations revenues, excluding the effect of paid skier visit insurance, were $114,768,000 for the six months ended May 3, 2002, an increase of $4,000,000, or 4%, from the 2001 period. Revenues for Northstar increased by $1,321,000 primarily due to higher per skier revenue yields. Revenues for Sierra increased by $1,538,000 due to higher skier visits and increased season pass sales, as well as moderate increases in per skier revenue yields. Revenues for Bear Mountain decreased by $444,000 primarily due to lower skier visits, partially offset by improved per skier revenue yields. Revenues for Waterville Valley, Mt. Cranmore and Loon Mountain decreased by $525,000, $689,000 and $978,000, respectively, primarily due to lower skier visits, partially offset by improved per skier revenue yields. The Summit's revenues increased by $3,777,000 due primarily to a significant increase in skier visits, as well as higher season pass revenues and yield improvements. The improvement in per skier revenue yields at the Company's resorts was primarily due to price increases, and to a lesser extent, sales of additional services and products to the Company's guests.

     Cost of sales for resort operations for the six months ended May 3, 2002 were $57,993,000, an increase of $1,322,000, or 2%, as compared to the 2001 period. The increase was the result of the combined effects of the following items: (1) increased workers' compensation provisions of approximately $1,300,000 for unfavorable trends in workers' compensation exposures at the Company's California and Washington resorts, (2) increased credit card costs, United States Forest Service permit fees and other variable operating costs related to increased revenues, (3) costs associated with the Company's involvement in electrical rate proceedings and other regulatory matters involving Bear Mountain, (4) normal inflationary factors, and (5) a decrease in insurance expense, primarily as a result of the absence of paid skier visit insurance coverage in 2002.

     Selling, general and administrative expenses for the six months ended May 3, 2002 were $14,984,000, an increase of $808,000, or 6%, as compared to the 2001 period. Selling, general and administrative expenses for the 2002 and 2001 periods include $495,000 and $398,000, respectively, relating to the Company's real estate segment. The increase in total selling, general and administrative expenses between the 2002 and 2001 periods was principally due to the following factors: (1) an increase in legal and professional costs for Loon Mountain due to significant activity during the 2002 period on various legal matters, (2) an increase in payroll due to the addition of certain resort and corporate management and administrative positions, as well as increased commission costs due to higher commissionable sales, and (3) normal inflationary factors.

     Cost of sales for real estate and timber operations for the six months ended May 3, 2002 was $2,173,000, including noncash cost of real estate sales of $2,129,000, primarily as a result of the close of escrow on twenty lots within the Unit 7 development at Northstar. There were no real estate sales or timber operations during the six months ended April 27, 2001.

     Operating income for the six months ended May 3, 2002 was $39,111,000, an increase of $9,462,000 over the operating income generated for the 2001 period, as a result of the factors discussed above.

     Interest expense for the six months ended May 3, 2002 totaled $8,117,000, a decrease of $346,000, or 4%, from the Company's interest expense for the six months ended April 27, 2001, as a result of reduced borrowings and lower average interest rates.

     As of November 2, 2001, the Company had estimated net operating loss carryforwards of approximately $84,700,000 for federal income tax reporting purposes, which expire between 2012 and 2021. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 1, 2002. Accordingly, during the six months ended May 3, 2002, no income tax provision has been provided.

     The Company recognized extraordinary gains on the early retirement of debt of $2,761,000 and $1,723,000 for the six months ended May 3, 2002 and April 27, 2001, respectively.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 effective as of November 3, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. The Company's operating results for the six months ended April 27, 2001 reflected goodwill amortization of $1,171,000. Adjusted net income for the six months ended April 27, 2001 would have been $23,647,000 excluding such goodwill amortization. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each resort. Based on the results of the transitional impairment test, the Company wrote down goodwill by $200,000 for one resort, which has been reflected as the cumulative effect of a change in accounting principle in the accompanying statement of operations for the six months ended May 3, 2002.

     The Company's net income for the six months ended May 3, 2002 was $33,068,000, an improvement of $10,592,000 from the net income of $22,476,000 generated for the six months ended April 27, 2001, as a result of the factors discussed above.

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

                                    Six Months Ended
                                 ---------------------              Percentage
                                  May 3,      April 27,  Increase    Increase
                                   2002         2001    (Decrease)  (Decrease)
                                 --------     --------   --------    --------
                                         (In thousands)

     Total EBITDA............  $  48,533     $  41,675    $ 6,858         16%
     Noncash Cost of Real
      Estate Sales...........  $   2,129     $       -    $ 2,129        100
     Total EBITDA Excluding
      Noncash Cost of Real
      Estate Sales...........  $  50,662     $  41,675    $ 8,987         22


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

     Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (the "Senior Credit Facility") with Fleet National Bank, as administrative agent ("Agent"), and certain lenders. The following summary of the terms of the Senior Credit Facility is qualified by reference to the complete agreement governing the Senior Credit Facility, which was filed as an exhibit to the Company's Form 10-Q for its fiscal quarter ended February 1, 2002.

     The Senior Credit Facility provides a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with borrowing availability of up to $25,000,000. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year beginning in 2003 through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005. Borrowings under the Senior Credit Facility are secured by (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and (b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

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

     For purposes of calculating interest, loans under the Senior Credit Facility can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of 4%. Interest on loans outstanding is payable quarterly. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility as of May 3, 2002 bore interest at an annual rate of 6.8% pursuant to the LIBOR rate option.

     Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes. Borrowings under the Term Facility may be used to repurchase the Company's Senior Notes or repay certain other indebtedness, together with accrued and unpaid interest thereon. During the three months ended May 3, 2002, the Company repurchased $29,325,000 aggregate principal amount of Senior Notes in privately-negotiated transactions through borrowings under the Term Facility and available cash resources. As of May 3, 2002, outstanding borrowings under the Term Facility were $25,000,000.

     The Company had a net working capital deficit of $6,542,000 as of May 3, 2002 (excluding $9,465,000 of unearned revenue and deposits from resort and real estate operations, which will not require cash spending to settle such liabilities), which will negatively affect liquidity during the remainder of 2002.

     The Company generated cash from operating activities of $34,953,000 for the six months ended May 3, 2002 as compared to $28,415,000 for the six months ended April 27, 2001. The increase in operating cash flows for the 2002 period was primarily due to the improved operating results for such period.

     Cash used in investing activities totaled $4,533,000 and $6,396,000 for the six months ended May 3, 2002 and April 27, 2001, respectively. The results for the 2002 and 2001 periods primarily reflect capital expenditures for the purchase of property and equipment.

     Cash used in financing activities totaled $23,651,000 and $14,596,000 for the six months ended May 3, 2002 and April 27, 2001, respectively. The results for the 2002 and 2001 periods reflect net repayments on the Revolving Credit Facility and scheduled payments of long-term debt and preferred stock. In the 2002 period, the Company borrowed $25,000,000 under the Term Facility, which together with available cash resources, were used to repurchase $29,325,000 aggregate principal amount of Senior Notes for $25,588,000. In the 2001 period, the Company utilized available cash resources of $5,990,000 to repurchase $8,000,000 aggregate principal amount of Senior Notes. The Company may consider repurchasing additional Senior Notes in the future if it could do so on favorable terms subject to financing and other liquidity constraints.

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

     Under the terms of the TLH Note, TLC will receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) derived from the resale of TLH's lots within Unit 7. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the Unit 7 development, which was substantially completed in November 2001. The Company will recognize revenue and related costs of sales for this real estate transaction upon the close of escrow for lot sales between TLH and third party buyers, and had reflected the $6,000,000 cash received as a deposit liability as of November 2, 2001.

     During the six months ended May 3, 2002, TLH consummated the sale of twenty Unit 7 lots for net proceeds of approximately $8,900,000. As the net proceeds of the twenty lot sales were more than the $6,000,000 in cash initially paid by TLH for the underlying real estate, additional cash proceeds of $2,900,000 were distributed to TLC during the six months ended May 3, 2002. In addition, the Company relieved the existing $6,000,000 deposit liability during the six months ended May 3, 2002. TLH intends to market and sell the remaining Unit 7 lots during 2002.

     On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000, of which 85% is payable in cash and 15% is payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note. During the six months ended May 3, 2002, TLH transferred cash of $5,610,000 to TLC, which represents the cash portion of the purchase price for the remaining Development Real Estate. The $5,610,000 payment has been deferred as a deposit liability pending the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement, which is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in 2002.

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

     The Company's capital expenditures for property and equipment during the six months ended May 3, 2002 were $5,946,000 (including $1,644,000 of equipment acquired through capital leases), and consisted primarily of the remaining portion of the Company's 2001 capital programs and acquisitions of grooming equipment. Management anticipates that maintenance capital expenditures for its fiscal 2002 and 2003 capital programs will range from $5,000,000 to $6,000,000 per year. The Company's 2002 expansion capital program contemplates capital expenditures of approximately $5,000,000 to $5,500,000 for various projects including (1) project planning and approvals at Northstar, Loon Mountain and the Summit, (2) snowmaking infrastructure at Bear Mountain to replace planned reductions in existing diesel-powered snowmaking operations to meet certain environmental requirements, (3) a new rental facility at the Summit, and (4) continued enhancements to customer business applications. Depending upon the timing of certain approvals, expenditures for real estate held for development and sale are anticipated to range from $3,700,000 to $4,600,000 in fiscal 2002. The Company plans to fund these capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and borrowings under the Senior Credit Facility. Commitments for future capital expenditures were approximately $4,000,000 at May 3, 2002.

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

     The Company's significant contractual obligations include long-term debt (including capital lease obligations) and operating leases. As of May 3, 2002, the Company's scheduled maturities of long-term debt and operating lease commitments for the periods indicated were as follows (in thousands):

          Six Months
           Ending              Year Ending October
           October ----------------------------------------------------
            2002    2003    2004      2005   2006     2007   Thereafter    Total
           ------  ------  ------   ------  ------   ------  ----------   ------
Long-term
 Debt    $   31  $ 5,557 $ 6,103  $ 17,506  $ 125  $ 96,225  $    -     $125,547
         ======= ======= ======== ========  ====== ========= =========  ========
Operating
 Leases  $  237  $ 1,186 $   889  $    606  $ 227  $    104  $  2,069   $  5,318
         ======= ======= ======== ========  ====== ========= =========  ========

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

     As of May 3, 2002, the Company had $125,547,000 of total long-term debt. The Company expects that existing cash and cash equivalents, cash generated from operations and cash proceeds of planned real estate sales at Northstar, together with borrowing availability, will be adequate to fund the Company's debt service and other cash operating requirements over the next twelve months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

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

     Evaluation of Contingencies - The Company's operations are affected by various contingencies, including commercial litigation, personal injury claims relating principally to snow sports activities and workers' compensation matters. The Company performs periodic evaluations of these contingencies and, based on the advice of counsel, information provided by third-party claims administrators and other pertinent information, provides reserves for its best estimate of the eventual outcome of these matters. While the Company believes its estimates are reasonable, different assumptions could materially affect these evaluations.

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

     During the off-season months of May through October, the Company's resorts typically experience a substantial reduction in labor and utility expense due to the absence of ski operations, but make significant expenditures for maintenance and capital improvements in preparation for the ensuing ski season.

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

     On February 26, 2002, the United States Forest Service issued its Record of Decision ("ROD") approving the Loon Mountain Final Environmental Impact Statement ("Final EIS"). In general, the ROD and Final EIS collectively:

     o Authorize Loon Mountain's addition of new ski terrain, construction of ski trails, installation and upgrades of lifts, expansion of new on-mountain facilities and installation of snowmaking infrastructure to serve all ski terrain.
     o Authorize the current location and operation of the 16-inch snowmaking water pipeline at levels restricted only by water withdrawal limitations and pumping capacities originating on private land.
     o Authorize the issuance of a new Special Use Permit for a term of 40 years to replace the three existing Special Use Permits that currently authorize Loon Mountain to occupy and use United States Forest Service lands, including the South Mountain area, to operate the ski resort.
     o Confirm that the activities and developments contemplated by the Final EIS are consistent with the 1986 White Mountain National Forest Forest Plan and authorize the amendment of such Forest Plan to accommodate the expansion onto South Mountain.
     o Document all mitigation measures and monitoring required to adequately avoid or minimize potential environmental harm associated with the activities and developments contemplated by the Final EIS.

     Two written administrative appeals to the ROD were filed with the United States Forest Service, in response to which Loon Mountain filed a response. One of the two appellants withdrew his appeal after reaching a settlement with Loon Mountain. The United States Forest Service denied the other appeal and upheld the ROD in a letter dated June 7, 2002. With these actions, the United States Forest Service has concluded its administrative appeal process. The decision by the United States Forest Service in its June 7, 2002 letter is subject to judicial review in federal court under the Administrative Procedure Act. Elements of the expansion and development activities addressed in the Final EIS that occur on private lands will be subject to separate federal, state and local permitting processes. While the Company believes that it will successfully navigate these remaining steps to undertaking the activities outlined in the Final EIS, it can give no assurance regarding the timing or outcome of such processes.

     The United States Forest Service has the right to approve the location, design and construction of improvements in permit areas and many operational matters at resorts with permits. Under the Term Special Use Permits, the Company is required to pay fees to the United States Forest Service. The fees range from 1.5% to approximately 4.0% of certain revenues, with the rate generally rising with increased revenues. The calculation of gross revenues includes, among other things, revenue from lift ticket, season pass, ski school lesson, food and beverage, rental equipment and retail merchandise sales. Total fees paid to the United States Forest Service by the Company during the year ended November 2, 2001 were $1,215,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for risks related to interest rate fluctuations. As of May 3, 2002, the Company had debt outstanding with a carrying value of $125,547,000, and an estimated fair value of approximately $114,000,000.

     Fixed interest rate debt outstanding as of May 3, 2002, which excludes borrowings under the Senior Credit Facility, was $100,547,000, carried an average interest rate of approximately 12%, and matures as follows (in thousands):


          Six Months
           Ending              Year Ending October
           October ------------------------------------------
            2002    2003     2004      2005   2006     2007       Total
           ------  ------   ------   ------  ------   ------     ------
Senior
 Notes   $    -  $     -  $     -   $     -  $   -  $ 96,175  $  96,175

Other
 Debt    $   31  $ 1,557  $ 2,103   $   506  $ 125  $     50  $   4,372
         ======= =======  ========  ======= =======  ========  ========

         $   31  $ 1,557  $ 2,103   $   506  $ 125  $ 96,225  $ 100.547
         ======= =======  ========  ======= =======  ========  ========


     There were no borrowings outstanding under the Revolving Credit Facility as of May 3, 2002. The amount of borrowings under the Term Facility as of May 3, 2002 were $25,000,000. For purposes of calculating interest, borrowings under the Senior Credit Facility can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of 4%. Borrowings outstanding under the Term Facility as of May 3, 2002 bore interest at an annual rate of 6.8% pursuant to the LIBOR rate option. A 10% increase or decrease in interest rates would have an immaterial effect on the Company's future pretax earnings and cash flows.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Each of the Company's resorts has pending and is regularly subject to litigation, and the threat thereof, with respect to personal injury claims relating principally to snow sports activities at its resorts as well as to premises and vehicular operations and workers' compensation matters. The Company maintains liability insurance that the Company considers adequate to insure claims related to such usual and customary risks associated with the operation of four-season recreation resorts.

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

     The LMRC Shareholder Plaintiffs amended their breach of fiduciary duty claims to seek money damages against the Company, LMRC and its former directors. The trial on the LMRC Shareholder Plaintiffs' breach of fiduciary duty claims, which was consolidated with the Corporation Act case described below, was held between December 11, 2001 and January 16, 2002. On April 8, 2002, the Hillsborough County, New Hampshire Superior Court issued an Opinion and Order (the "Opinion and Order") announcing its decision in the case. The Court held in favor of the defendants on all counts, finding no breach of fiduciary duty by the former LMRC directors and no aiding and abetting breach of fiduciary duty by the Company. In addition, the Court found that the LMRC Shareholder Plaintiffs lacked a good faith basis for pursuing certain of their claims against the former LMRC directors and the Company and ordered further proceedings to determine sanctions against the LMRC Shareholder Plaintiffs. The Opinion and Order remains subject to appeal by the LMRC Shareholder Plaintiffs, who have not indicated their intentions in this regard.

     On February 22, 2001, certain additional former shareholders of LMRC who are family members of one of the LMRC Shareholder Plaintiffs commenced an action which remains pending in the Superior Court of Hillsborough County, New Hampshire seeking damages for breach of fiduciary duty against the former LMRC directors, breach of contract against the former LMRC directors and the Company and violations of the New Hampshire Consumer Protection Statute. The plaintiffs formerly held 4,375 shares of LMRC common stock. The Company and the former LMRC directors have filed a motion which remains pending to dismiss the claims on the grounds that they fail to state a valid cause of action and are barred by the statute of limitations. In light of the Court's findings in the Opinion and Order, the plaintiffs in this action have agreed with the Company to dismiss this action with prejudice.

     Also in connection with the merger with LMRC, the LMRC Shareholder Plaintiffs exercised dissenters' rights under the New Hampshire Business Corporation Act (the "Corporation Act"). Under the statutory procedure for settling the LMRC Shareholder Plaintiffs' dissenters' rights, LMRC offered to pay the plaintiffs an aggregate of $34,436, or $30.61 per share, as its estimate of the fair value of their 1,125 shares. The LMRC Shareholder Plaintiffs demanded additional payments necessary to compensate them for the $91.90 per share price, plus interest, which they asserted as the fair value of their shares. Pursuant to the Corporation Act, LMRC commenced a proceeding in the Superior Court of Grafton County, New Hampshire seeking a judicial appraisal of the value of the LMRC Shareholder Plaintiffs' shares in LMRC. The matter was consolidated for trial with the fiduciary duty case described above. In the April 8, 2002 Opinion and Order described above, the Hillsborough County, New Hampshire Superior Court found that the LMRC Shareholder Plaintiffs were entitled to be paid $21.17 per share as the fair value of their shares. Accordingly, the Company will be required to pay the LMRC Shareholder Plaintiffs the aggregate sum of $23,816 plus interest for their 1,125 shares.

     On January 3, 2002, an adjacent property owner ("Plaintiff") affiliated with the LMRC Shareholder Plaintiffs, filed suit against LMRC and Loon Realty Corp. in the Grafton County, New Hampshire Superior Court. LMRC and Loon Realty Corp. are the beneficiaries of certain easements across Plaintiff's land, and Plaintiff seeks to vacate such easements and recover damages relating to the use thereof. This action was the refiling of a suit raising identical claims that was ultimately dismissed by the New Hampshire Supreme Court. On June 5, 2002, the Grafton County, New Hampshire Superior Court dismissed this suit and, based on its determination that the Plaintiff brought this action in bad faith, ruled that LMRC and Loon Realty are entitled to recovery of attorney's fees and costs.

     In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened in the lawsuit. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff, along with the intervening environmental group (collectively or individually, the "Environmental Plaintiffs"), appealed. In December 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") reversed the District Court decision and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. The District Court then entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the original Forest Service approval to their preexisting condition if not ultimately re-approved by the Forest Service. This order remains in effect until the supplemental NEPA process is completed. As described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Legislation", on February 26, 2002, the Forest Service issued its Record of Decision approving the Loon Mountain Final Environmental Impact Statement. The Forest Service's denial of an administrative appeal to the ROD pursuant to its June 7, 2002 letter is subject to judicial review in federal court. The Company can give no assurance regarding whether such a judicial appeal will be filed or the timing or outcome of such process.

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

     In 1997, the Environmental Plaintiffs filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. LMRC intervened in the lawsuit. The District Court held that the Forest Service had violated NEPA by failing to consider the potential effects of an increase in snowmaking capacity. The District Court then enjoined Loon Mountain from using the pipeline but later modified the injunction to permit LMRC to use the pipeline provided that, among other things, it does not make snow in excess of the historic production level utilizing 159.7 million gallons per ski season. On February 12, 1999, the District Court dismissed the pipeline litigation and allowed the Forest Service to combine its NEPA analysis of the pipeline with the pending NEPA analysis of the South Mountain expansion. The injunction authorizing LMRC to use the pipeline to supply water for making historical levels of snow remains in place until the additional NEPA documentation is completed and the Forest Service issues a new decision on the pipeline. As described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Legislation", on February 26, 2002, the Forest Service issued its Record of Decision approving the Loon Mountain Final Environmental Impact Statement. The Forest Service's denial of an administrative appeal to the ROD pursuant to its June 7, 2002 letter is subject to judicial review in federal court. The Company can give no assurance regarding whether such a judicial appeal will be filed or the timing or outcome of such process.

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

     An informal settlement conference between the Company and the Insurers occurred on January 31, 2002, and no progress was made toward an amicable resolution of the matter. Following such settlement conference, partial resolution of the claims was reached and a payment of $700,000 was made by the Insurers. This payment was made and accepted without prejudice to the remainder of the Company's claims. The Company has recently received the Insurers' answers to interrogatories and discovery requests, and depositions of relevant representatives of the Insurers have been noticed. Additionally, written discovery has been propounded on the Company, and the Company is currently preparing its response. While the Company believes that it will prevail with respect to its remaining claims, no assurances can be made regarding the timing of resolution of this litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

a.   Exhibits

     None

b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended May 3, 2002.

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



June 13, 2002