Form 10-Q
period 2002-08-02
BOOTH CREEK SKI HOLDINGS INC
filed 2002-09-16
CIK 1037253

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended August 2, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     As of August 31, 2002, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

===============================================================================

                              TABLE OF CONTENTS



Item                                                                Page Number
----                                                                -----------
                       PART I - FINANCIAL INFORMATION

 1.  Financial Statements..............................................    1

 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................   11

 3.  Quantitative and Qualitative Disclosures about Market Risk........   28

 4.  Controls and Procedures...........................................   28

                         PART II - OTHER INFORMATION

 1.  Legal Proceedings.................................................   29

 6.  Exhibits and Reports on Form 8-K..................................   31

     Signatures........................................................   33

     Certifications....................................................   34

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                          August 2,   November 2,      July 27,
                                            2002          2001          2001
                                        ------------  -----------   ------------
                  ASSETS                 (Unaudited)                 (Unaudited)

Current assets:
 Cash...................................  $     713    $     458     $      845
 Accounts receivable, net of allowance
  of $50, $39 and $58, respectively.....      1,334        1,937          1,272
 Insurance proceeds receivable..........        800        1,500          1,500
 Inventories ...........................      1,663        2,486          1,841
 Prepaid expenses and other current
  assets ...............................      1,176        1,616            948
 Assets held for sale...................     12,845            -              -
                                        ------------  -----------   ------------
Total current assets ...................     18,531        7,997          6,406

Property and equipment, net ............    118,133      139,347        140,929
Real estate held for development
 and sale ..............................      6,632        8,220          7,293
Deferred financing costs, net of
 accumulated amortization of $4,300,
 $5,128 and $4,888, respectively .......      4,435        4,087          4,327
Timber rights and other assets .........      6,085        6,429          6,169
Goodwill................................     22,938       23,138         23,724
                                        ------------  -----------   ------------
Total assets ...........................  $ 176,754    $ 189,218     $  188,848
                                        ============  ===========   ============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Revolving credit facility .............  $   2,530    $  17,628     $    3,425
 Current portion of long-term debt .....      4,416        1,748          2,042
 Accounts payable and accrued
  liabilities ..........................     27,183       34,842         29,606
 Liabilities held for sale..............      1,232            -              -
                                        ------------  -----------   ------------
Total current liabilities ..............     35,361       54,218         35,073

Long-term debt .........................    120,433      128,664        128,676

Other long-term liabilities ............        767          767            760

Commitments and contingencies

Preferred stock of subsidiary...........          -        1,136          1,262

Shareholder's equity:
 Common stock, $.01 par value; 1,000
  shares authorized, issued and
  outstanding ..........................          -            -              -
 Additional paid-in capital ............     72,000       72,000         72,000
 Accumulated deficit ...................    (51,807)     (67,567)       (48,923)
                                        ------------  -----------   ------------
Total shareholder's equity .............     20,193        4,433         23,077
                                        ------------  -----------   ------------
Total liabilities and shareholder's
 equity ................................  $ 176,754    $ 189,218     $  188,848
                                        ============  ===========   ============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                Three Months Ended          Nine Months Ended
                               ---------------------      ---------------------
                               August 2,    July 27,      August 2,    July 27,
                                  2002        2001           2002       2001
                               ---------   ---------      ---------   ---------
                                                  (Unaudited)
Revenue:
  Resort operations..........  $   3,482   $   3,248       $104,742    $101,819
  Real estate and other
   (including $2,400 and
   $11,300, respectively, in
   revenues with related
   parties for the three and
   nine month periods ended
   August 2, 2002 - Note 5)..      2,560         190         11,475         190
                               ---------   ---------      ---------   ---------
Total revenue................      6,042       3,438        116,217     102,009

Operating expenses:
  Cost of sales - resort
   operations................      6,248       5,910         56,268      54,707
  Cost of sales - real estate
   and other.................        564         167          2,737         167
  Depreciation and depletion.      3,939       4,663         12,506      14,036
  Amortization of goodwill
   and other intangible
   assets....................          -         595              -       1,785
  Selling, general and
   administrative expense....      4,149       4,110         17,751      16,854
                               ---------   ---------      ---------   ---------
Total operating expenses.....     14,900      15,445         89,262      87,549
                               ---------   ---------      ---------   ---------

Operating income (loss)......     (8,858)    (12,007)        26,955      14,460


Other income (expense):
  Interest expense...........     (3,572)     (4,006)       (11,645)    (12,415)
  Amortization of deferred
   financing costs...........       (307)       (239)          (817)       (726)
  Minority interest..........          -         (30)           (15)        (99)
  Other income (expense).....        (81)        133            (39)        256
                               ---------   ---------      ---------   ---------
  Other income
  (expense),net..............     (3,960)     (4,142)       (12,516)    (12,984)
                               ---------   ---------      ---------   ---------

Income (loss) from
  continuing operations
  before extraordinary item
  and change in accounting
  principle..................    (12,818)    (16,149)        14,439       1,476

Discontinued operations:
  Income (loss) from
   discontinued operatons of
   Bear Mountain resort......     (1,290)     (1,477)         1,960       1,651
  Impairment loss from
   anticipated disposal of
   Bear Mountain resort......     (3,200)          -         (3,200)          -
                               ---------   ---------      ---------   ---------
Income (loss) on discontinued
  operations.................     (4,490)     (1,477)        (1,240)      1,651
                               ---------   ---------      ---------   ---------

Income (loss) before
  extraordinary item and
  change in accounting
  principle..................    (17,308)    (17,626)        13,199       3,127

Extraordinary gain on early
  retirement of debt.........          -           -          2,761       1,723

Change in accounting
  principle for goodwill.....          -           -           (200)          -
                               ---------   ---------      ---------   ---------
Net income (loss)............  $ (17,308)  $ (17,626)     $  15,760   $   4,850
                               =========   =========      =========   =========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                        Nine Months Ended
                                                -------------------------------
                                                  August 2,            July 27,
                                                    2002                2001
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net income.....................................   $  15,760         $    4,850
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion..................      13,851             16,247
   Amortization of goodwill and other
    intangible assets .........................           -              1,785
   Noncash cost of real estate sales ..........       2,492                  -
   Amortization of deferred financing costs ...         817                726
   Minority interest ..........................          15                 99
   Impairment loss from anticipated disposal
    of Bear Mountain resort....................       3,200                  -
   Extraordinary gain on early retirement
    of debt....................................      (2,761)            (1,723)
   Change in accounting principle for goodwill.         200                  -
   Changes in operating assets and liabilities:
    Accounts receivable .......................         588                657
    Insurance proceeds receivable..............         700              2,570
    Inventories ...............................         561                265
    Prepaid expenses and other current assets..         437                246
    Accounts payable and accrued liabilities...      (7,012)            (4,309)
    Other long-term liabilities ...............           -                (25)
                                                -------------     -------------
Net cash provided by operating activities......      28,848             21,388

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (6,637)            (8,029)
Capital expenditures for real estate
 held for development and sale ................        (904)              (727)
Other assets ..................................         223               (344)
                                                -------------     -------------
Net cash used in investing activities .........      (7,318)            (9,100)

Cash flows from financing activities:
Borrowings under revolving credit facility ....      11,265             16,313
Repayments under revolving credit facility ...      (26,363)           (19,240)
Proceeds of long-term debt.....................      25,000                  -
Principal payments of long-term debt ..........     (27,985)            (8,735)
Deferred financing costs ......................      (2,041)                (2)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................      (1,151)              (475)
                                                -------------     -------------
Net cash used in financing activities .........     (21,275)           (12,139)
                                                -------------     -------------
Increase in cash...............................         255                149

Cash at beginning of period....................         458                696
                                                -------------     -------------
Cash at end of period.......................... $       713        $       845
                                                =============     =============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 2, 2002


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

    Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

    The accompanying consolidated financial statements as of August 2, 2002 and July 27, 2001 and for the three and nine month periods then ended are unaudited, but include all adjustments (consisting only of normal, recurring adjustments and adjustments to recognize (a) the change in accounting principle for goodwill during the nine months ended August 2, 2002, (b) the extraordinary gains on early retirement of debt during the nine month periods ended August 2, 2002 and July 27, 2001, and (c) the impairment loss from the anticipated disposal of Bear Mountain during the nine months ended August 2, 2002) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at August 2, 2002 and July 27, 2001, and its operating results and cash flows for the three and nine month periods then ended. Due to the highly seasonal nature of the Company's business, the results for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2001.

Cash

    Included in cash at August 2, 2002 is restricted cash of $571,000, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

Recently Adopted and Pending Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company adopted SFAS No. 142 effective as of November 3, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. The Company's operating results for the three and nine month periods ended July 27, 2001 reflected goodwill amortization of $586,000 and $1,757,000, respectively. Adjusted net income or loss for the three and nine months ended July 27, 2001 would have been a net loss of $17,040,000 and net income of $6,607,000, respectively, excluding such goodwill amortization. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each resort. Based on the results of the transitional impairment test, the Company wrote down goodwill by $200,000 for one resort, which has been reflected as the cumulative effect of a change in accounting principle in the accompanying statement of operations for the nine months ended August 2, 2002.

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

2.  Paid Skier Visit Insurance Programs

    For the 2000/01 season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies had a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies required the insured to experience monthly or annual snowfall amounts below certain agreed upon levels before a claim could be filed for the decline in paid skier visits. For the nine months ended July 27, 2001, the Company recorded resort operations revenues of $1,500,000 for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies. The Company's claims were determined based on a specified formula under the paid skier visit insurance policies and snowfall information verified by an independent third party. The Company believes that it has fully complied with its obligations under the policies, and has properly reported and made claims in accordance with the policies for losses aggregating in excess of $1,500,000. As a result of the underwriters' failure to properly process the Company's claims, in November 2001, the Company filed a lawsuit against the underwriters seeking recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices. In April 2002, the underwriters made a partial offer of settlement of $700,000, which the Company accepted with a reservation of all rights and remedies under the terms of the policies and applicable law with respect to its remaining claims. The Company intends to vigorously pursue collection of its remaining claims. The parties to the lawsuit are currently conducting discovery in the matter. Based on an evaluation of information to date and the advice of counsel, the Company believes that realization of its recorded claims is probable. However, no assurance can be given regarding the timing of the resolution of this matter.

    For the 1999/00 ski season,  the Company  arranged  for four  separate  paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. For the nine months ended July 27, 2001, resort operations revenues included $254,000 for additional claim recoveries received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000 of $6,600,000.

3.  Accounts Payable and Accrued Liabilities

    Accounts payable and accrued liabilities consist of the following:

                                          August 2,    November 2,      July 27,
                                             2002          2001          2001
                                         -----------   -----------   -----------
                                                     (In thousands)

     Accounts payable....................  $   2,751     $   7,836     $   2,828
     Accrued compensation and benefits...      3,869         4,159         4,023
     Taxes other than income taxes.......        663         1,131           979
     Unearned revenue and deposits-
      resort operations..................      4,903        11,601         5,665
     Unearned deposits-
      real estate operations (Note 5)....      5,610         6,000         6,000
     Interest............................      4,567         2,063         5,707
     Other...............................      4,820         2,052         4,404
                                         -----------   -----------   -----------
                                           $  27,183     $  34,842     $  29,606
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

        Interest - For purposes of calculating interest, Loans can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of 4%. Interest on Loans outstanding is payable quarterly. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility as of August 2, 2002 bore interest at an annual rate of 6.8% pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility as of August 2, 2002 bore interest at an annual rate of 6.25% pursuant to the base rate option.

        Repayment - Subject to the provisions of the Senior Credit Facility, the Company may, from time to time, borrow, repay and reborrow under the Revolving Credit Facility. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year beginning on January 31, 2003 and continuing through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005.

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

        Use of Proceeds - Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. Borrowings under the Term Facility may be used to repurchase the Company's 12.5% senior notes due 2007 (the "Senior Notes") or repay certain other indebtedness, together with accrued and unpaid interest thereon. During the nine months ended August 2, 2002, the Company repurchased $29,325,000 aggregate principal amount of Senior Notes in privately-negotiated transactions through borrowings under the Term Facility and available cash resources. As of August 2, 2002, outstanding borrowings under the Revolving Credit Facility and Term Facility were $2,530,000 and $25,000,000, respectively.

                         BOOTH CREEK SKI HOLDINGS, INC.

    The Company has entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 31, 2005, declining to $14,000,000 through October 31, 2005. In exchange for upfront payments of $179,000, the Company will receive floating rate payments from the counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%. These agreements are accounted for at their fair value, with fluctuations recorded through the statement of operations.

Senior Notes

    As of August 2, 2002, the Company had outstanding $96,175,000 aggregate principal amount of its Senior Notes. The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time after March 15, 2002, with an initial redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

    During the nine months ended August 2, 2002, the Company repurchased $29,325,000 aggregate principal amount of Senior Notes for $25,588,000. After giving effect to the write-off of related deferred financing and other costs of $976,000, the Company recognized an extraordinary gain of $2,761,000.

    During  the  nine  months  ended  July 27,  2001,  the  Company  repurchased
$8,000,000 aggregate principal amount of Senior Notes for $5,990,000. After giving effect to the write-off of related deferred financing costs of $287,000, the Company recognized an extraordinary gain of $1,723,000.

Other Debt

    During the nine month periods ended August 2, 2002 and July 27, 2001, the Company entered into long-term debt and capital lease obligations of $1,644,000 and $3,317,000, respectively, for the purchase of equipment.

                         BOOTH CREEK SKI HOLDINGS, INC.

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

    Under the terms of the TLH Note, TLC will receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) derived from the resale of TLH's lots within Unit 7. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the Unit 7 development, which was substantially completed in November 2001. The Company recognizes revenue and related costs of sales for this real estate transaction upon the close of escrow for lot sales between TLH and third party buyers, and had reflected the $6,000,000 in cash received as a deposit liability as of November 2, 2001.

    During the nine months ended August 2, 2002, TLH consummated the sale of 25 Unit 7 lots for net proceeds of approximately $11,300,000. As the net proceeds of the 25 lot sales were more than the $6,000,000 in cash initially paid by TLH for the underlying real estate, additional cash proceeds of $5,300,000 were distributed to TLC during the nine months ended August 2, 2002. In addition, the Company relieved the existing $6,000,000 deposit liability during the nine months ended August 2, 2002. One lot currently remains available for sale within the Unit 7 subdivision.

Development Real Estate

    On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000, of which 85% was payable in cash and 15% was payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note. During the nine months ended August 2, 2002, TLH transferred cash of $5,610,000 to TLC, which represents the cash portion of the purchase price for the remaining Development Real Estate. The $5,610,000 payment has been deferred as a deposit liability pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement, which is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in calendar 2002.

                         BOOTH CREEK SKI HOLDINGS, INC.

6.  Income Taxes

    As of November 2, 2001, the Company had estimated net operating loss carryforwards of approximately $84,700,000 for federal income tax reporting purposes, which expire between 2012 and 2021. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 1, 2002. Accordingly, during the nine months ended August 2, 2002, no income tax provision has been provided.

7.  Business Segments

    The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:

                               Three Months Ended         Nine Months Ended
                            -----------------------    -----------------------
                             August 2,    July 27,      August 2,    July 27,
                               2002        2001            2002       2001
                            ----------  -----------    -----------  ----------
                                             (In thousands)
   Revenue:
    Resort operations....    $   3,482   $   3,248      $  104,742   $  101,819
    Real  estate  and
      other..............        2,560         190          11,475          190
                            ----------  -----------    -----------  -----------
                             $   6,042   $   3,438      $  116,217   $  102,009
                            ==========  ===========    ===========  ===========

   Operating income (loss):
    Resort operations....    $ (10,579)  $ (11,704)     $   18,987   $   15,161
    Real  estate  and
      other.............         1,721        (303)          7,968         (701)
                            ----------  -----------    -----------  -----------
                             $  (8,858)  $ (12,007)     $   26,955   $   14,460
                            ==========  ===========    ===========  ===========


                                                 August 2,      November 2,
                                                   2002           2001
                                               -------------  -------------
                                                      (In thousands)
   Segment assets:
    Resort operations..................         $ 145,174       $ 169,919
    Real estate and other..............            10,716          12,345
    Assets held for sale (Note 8)......            12,845               -
    Corporate and other
      nonidentifiable assets...........             8,019           6,954
                                               -------------  -------------
                                                $ 176,754       $ 189,218
                                               =============  =============

   A reconciliation of combined operating income (loss) for resort operations and real estate and other to consolidated income (loss) before extraordinary item and change in accounting principle is as follows:

                                 Three Months Ended       Nine Months Ended
                               ----------------------   --------------------
                               August 2,     July 27,   August 2,   July 27,
                                 2002         2001        2002       2001
                               ---------    ---------   ---------  ---------
                                               (In thousands)

   Operating income (loss)for
    reportable segments.......  $ (8,858)    $(12,007)   $ 26,955   $ 14,460
   Interest expense...........    (3,572)      (4,006)    (11,645)   (12,415)
   Amortization of deferred
    financing costs...........      (307)        (239)       (817)      (726)
   Minority interest..........         -          (30)        (15)       (99)
   Other income (expense).....       (81)         133         (39)       256
                               ---------    ---------   ---------  ---------
   Income (loss) from
    continuing operations
    before extraordinary item
    and change in accounting
    principle.................  $(12,818)    $(16,149)   $ 14,439   $  1,476
                               =========    =========   =========  =========

                         BOOTH CREEK SKI HOLDINGS, INC.

8.  Pending Sale of Bear Mountain Resort

    On July 22, 2002, the Company entered into definitive agreements for the sale of all of the capital stock of Bear Mountain, Inc. ("Bear Mountain") to Snow Summit Ski Corporation for a purchase price of $12,000,000 in cash, subject to certain adjustments for working capital, assumed debt and allocations of off-season operating losses and capital expenditures. As a result of the intended disposition, the Company has reflected the assets and liabilities of Bear Mountain as held for sale in the accompanying consolidated balance sheet as of August 2, 2002, and has reflected the operating results of Bear Mountain as discontinued operations in the accompanying statements of operations. The closing of the proposed transaction is conditioned upon the receipt of certain third party consents and governmental approvals, including the approval of the United States Forest Service, and other customary closing conditions. The Company is currently seeking an amendment to the Senior Credit Facility which would permit the sale transaction. The closing of the sale is expected to occur in the fourth quarter of fiscal 2002. However, no assurances can be given that the transaction will be consummated on the terms contemplated or at all. Based on the terms of the pending transaction and the anticipated closing date, the Company recorded an estimated impairment loss of $3,200,000 relating to the long-lived assets of Bear Mountain.

    The components of Bear Mountain's assets and liabilities held for sale as of August 2, 2002 are as follows:

                                                         (In thousands)
    Assets held for sale:
      Current assets..................................... $       280
      Property and equipment, net........................      12,535
      Other assets.......................................          30
                                                          -----------
        Total assets held for sale....................... $    12,845
                                                          ===========
    Liabilities held for sale:
      Current portion of long-term debt.................. $       135
      Accounts payable and accrued liabilities...........         647
      Long-term debt.....................................         450
                                                          -----------
        Total liabilities held for sale.................. $     1,232
                                                          ===========

    Summary operating results for Bear Mountain for the periods indicated below, which have historically been included in the Company's resort segment operating results, are as follows:

                                Three Months Ended           Nine Months Ended
                              ----------------------       ---------------------
                                August 2,   July 27,        August 2,   July 27,
                                  2002        2001            2002        2001
                               ---------- ----------       ---------- ----------
                                               (In thousands)

    Total revenue.............. $   312    $   250          $ 13,820   $ 14,201
    Total expenses.............  (1,602)    (1,727)          (11,860)   (12,550)
                               ---------- ----------       ---------- ----------
    Total income (loss) from
      discontinued operations.. $(1,290)   $(1,477)         $  1,960   $  1,651
                               ========== ==========       ========== ==========


                                                  Year Ended
                                      -----------------------------------
                                          November 2,    October 27,
                                            2001            2000
                                      ----------------- -----------------
                                                 (In thousands)

    Total revenue...................    $   14,539        $   10,135
    Total expenses..................       (14,677)          (12,582)
                                       -------------     -------------
    Total loss from
      discontinued operations.......    $     (138)       $   (2,447)
                                       =============     =============

    Bear Mountain generated income from operations before depreciation of $2,863,000 and $748,000 for the years ended November 2, 2001 and October 27, 2000, respectively.

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

General

    The Company's ski operations are highly sensitive to weather conditions and the overall strength of the regional economies in the areas in which the Company operates. The Company believes that the geographic diversity of its resorts and the use of extensive snowmaking technology coupled with advanced trail grooming equipment, which together can provide consistent skiing conditions, can partially mitigate the risk of both economic downturns and adverse weather conditions in any given region. However, the Company remains vulnerable to warm weather, heavy rains, high winds, drought and other types of severe or unusual weather conditions, which can have a significant effect on the operating revenues and profitability at one or more of the Company's resorts. For example, the Northeast has experienced a drought during the summer of 2002, which may negatively impact snowmaking operations at the Company's New Hampshire resorts during the 2002/03 ski season. Moreover, since 2000, the Company has sold one resort (Grand Targhee) and entered into an agreement to sell another (Bear Mountain), thereby reducing its geographical diversity.

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

    The Company's results of operations are also highly dependent on the Company's ability to compete in each of the large regional ski markets in which it operates. Management estimates that at Northstar and Sierra approximately 70% of the 2001/02 ski season total skier days were attributable to residents of the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions. At Bear Mountain, more than 90% of the 2001/02 ski season total skier days were attributable to residents of the Los Angeles, Orange County and San Diego metropolitan regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, more than 75% of the 2001/02 ski season total skier days were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that approximately 90% of the 2001/02 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region.

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

    The Company's resorts utilize significant energy resources in their operations, including power for operating lifts and snowmaking facilities. Volatility in the availability and cost of energy resources at the Company's resorts could have an adverse effect on the Company's results of operations. In this regard, in August 2001, Bear Mountain was informed by its local electrical utility of new proposed electrical rates that if adopted would have resulted in an increase of approximately $1,100,000 to $1,200,000 in annual electricity costs from the level incurred in 2001. Bear Mountain, along with other parties, intervened in the electrical utility's rate application proceeding before the Public Utilities Commission of the State of California (the "PUC"). On February 8, 2002, Bear Mountain, the electrical utility and other parties to the proceeding entered into a settlement agreement which, among other things, would serve to reduce Bear Mountain's increased annual costs to a range of approximately $400,000 to $500,000 over 2001 levels. The settlement agreement was approved by the PUC on July 17, 2002.

    Each of the Company's resorts is subject to the threat of personal injury claims relating principally to snow sports activities as well as premises and vehicular operations and worker's compensation matters. The Company maintains various forms of insurance covering claims related to its properties and usual and customary risks associated with the operation of four-season recreation resorts. As a result of the terrorist attacks on September 11, 2001, the insurance industry has experienced significant losses and a substantial reduction in underwriting capacity, which has generally resulted in significantly higher renewal premiums for companies seeking insurance. In connection with its annual renewal of insurance coverage for 2002, the Company experienced an increase in insurance premium costs of approximately $650,000 over the level of such costs in 2001. Offsetting this increase was the effect of the elimination of paid skier visit insurance coverage, for which premiums were approximately $1,100,000 in 2001. The Company has not yet renewed its commercial insurance coverage for 2003. The Company can make no assurances regarding the availability and terms of insurance coverage for 2003, or the extent of potential premium increases which the Company may experience. In addition, the elimination of paid skier visit insurance coverage is likely to lead to more variability in the Company's operating results.

Results of Operations of the Company

    Overview

    The opening and closing dates for the Company's resorts for the 2001/02 and 2000/01 ski seasons were as follows:

                                              Opening Dates
                             ------------------------------------------------
                              2001/02 Season                 2000/01 Season
                             ----------------               ----------------
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


                                              Closing Dates
                             ------------------------------------------------
                              2001/02 Season                 2000/01 Season
                             ----------------               ----------------
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


    * Following their openings for the 2001/02 season, Waterville Valley and Loon Mountain ceased operations in December 2001 for six and ten days, respectively, due to eroding conditions as a result of warm weather.

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

    On July 22, 2002, the Company entered into definitive agreements for the sale of all of the capital stock of Bear Mountain, Inc. ("Bear Mountain") to Snow Summit Ski Corporation for a purchase price of $12,000,000 in cash, subject to certain adjustments for working capital, assumed debt and allocations of off-season operating losses and capital expenditures. As a result of the intended disposition, the Company has reflected the assets and liabilities of Bear Mountain as held for sale in the accompanying consolidated balance sheet as of August 2, 2002, and has reflected the operating results of Bear Mountain as discontinued operations in the accompanying statements of operations. The closing of the proposed transaction is conditioned upon the receipt of certain third party consents and governmental approvals, including the approval of the United States Forest Service, and other customary closing conditions. The Company is currently seeking an amendment to the Senior Credit Facility which would permit the sale transaction. The closing of the sale is expected to occur in the fourth quarter of fiscal 2002. However, no assurances can be given that the transaction will be consummated on the terms contemplated or at all. Based on the terms of the pending transaction and the anticipated closing date, the Company recorded an estimated impairment loss of $3,200,000 relating to the long-lived assets of Bear Mountain. Additional financial information relating to Bear Mountain is included in Note 8 to the accompanying consolidated financial statements. The definitive agreements relating to the Bear Mountain transaction are filed as Exhibit 10.1 to this Report.


    Three Months Ended August 2, 2002 Compared to the Three Months Ended July 27, 2001

Continuing Operations:

    Total revenue for the three months ended August 2, 2002 was $6,042,000, an increase of $2,604,000 from the Company's revenues for the three months ended July 27, 2001. Revenues from resort operations for the 2002 period were $3,482,000, an increase of $234,000, or 7%, as compared to the 2001 period. The increase was primarily the result of increased golf rounds at Northstar and improved summer operations at Loon Mountain. Revenues from real estate operations for the three months ended August 2, 2002 were $2,400,000, which was due to the close of escrow on five lots within the Unit 7 development at Northstar. There were no real estate sales in the 2001 period. Timber operations contributed revenues of $160,000 in the 2002 period as compared to $190,000 in the 2001 period.

    Cost of sales for resort operations for the three months ended August 2, 2002 were $6,248,000, an increase of $338,000, or 6%, as compared to the 2001 period. The increase was primarily the result of increased summer business volumes and normal inflationary factors.

    Cost of sales for real estate and timber operations for the three months ended August 2, 2002 was $564,000, including noncash cost of real estate sales of $363,000, as a result of the close of escrow on five lots within the Unit 7 development at Northstar. Cost of sales for timber operations for the three months ended July 27, 2001 were $167,000.

    Depreciation and depletion expense for the three months ended August 2, 2002 was $3,939,000, a decrease of $724,000 from the 2001 period. The decline was primarily due to certain assets acquired in connection with the Company's resort acquisitions in 1996 and 1997 having become fully depreciated.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company adopted SFAS No. 142 effective as of November 3, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. The Company's operating results for the three months ended July 27, 2001 reflected goodwill amortization of $586,000. Adjusted net loss for the three months ended July 27, 2001 would have been $17,040,000 excluding such goodwill amortization.

    Selling, general and administrative expenses for the three months ended August 2, 2002 were $4,149,000, an increase of $39,000, or 1%, as compared to the 2001 period. Selling, general and administrative expenses for the 2002 and 2001 periods included $184,000 and $242,000, respectively, relating to the Company's real estate segment.

    Operating loss for the three months ended August 2, 2002 was $8,858,000, an improvement of $3,149,000 from the operating loss generated for the 2001 period, as a result of the factors discussed above.

    Interest expense for the three months ended August 2, 2002 totaled $3,572,000, a decrease of $434,000, or 11%, from the Company's interest expense for the three months ended July 27, 2001, due to reduced borrowings and lower average interest rates.

    As of November 2, 2001, the Company had estimated net operating loss carryforwards of approximately $84,700,000 for federal income tax reporting purposes, which expire between 2012 and 2021. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 1, 2002. Accordingly, during the three months ended August 2, 2002, no income tax provision has been provided.

    The Company's loss from continuing operations for the three months ended August 2, 2002 was $12,818,000, an improvement of $3,331,000 from the loss from continuing operations of $16,149,000 generated for the three months ended July 27, 2001, as a result of the factors discussed above.

Discontinued Operations:

    The Company's loss from discontinued operations for the three months ended August 2, 2002, excluding the impairment loss recorded on the anticipated disposition of Bear Mountain, was $1,290,000, an improvement of $187,000, or 13%, from the loss from discontinued operations of $1,477,000 for the 2001 period. The improvement was primarily the result of decreased depreciation expense as certain assets acquired as part of the acquisition of Bear Mountain in December 1996 have become fully depreciated.

    Based on the terms of the pending sale of Bear Mountain and the anticipated closing date, during the three months ended August 2, 2002, the Company recorded an estimated impairment loss of $3,200,000 relating to the long-lived assets of Bear Mountain.

Combined Operations:

    The  Company's  net loss for the  three  months  ended  August  2,  2002 was
$17,308,000, an improvement of $318,000 from the net loss of $17,626,000 generated for the three months ended July 27, 2001, as a result of the factors discussed above.

    The financial information presented below includes information on "Total EBITDA from Continuing Operations," "Noncash Cost of Real Estate Sales," "Total EBITDA from Continuing Operations (excluding Noncash Cost of Real Estate Sales)" and "Total EBITDA (excluding Noncash Cost of Real Estate Sales)." "Total EBITDA from Continuing Operations" represents operating loss before depreciation, depletion and amortization expense. "Noncash Cost of Real Estate Sales" represents the allocated portion of real estate development expenditures previously capitalized (including acquisition costs allocated to real estate development) which relate to current real estate sales. "Total EBITDA (excluding Noncash Cost of Real Estate Sales)" includes Total EBITDA from Continuing Operations and EBITDA associated with the discontinued operations of Bear Mountain. Although EBITDA is not a measure of performance under accounting principles generally accepted in the United States ("GAAP"), the information is presented because management believes it provides useful information regarding a company's ability to incur and service debt. Further, Total EBITDA (excluding Noncash Cost of Real Estate Sales) is calculated essentially in the manner that "EBITDA" is calculated under the indenture governing the Company's 12.5% senior notes due 2007 (the "Senior Notes"), and therefore, management believes this measure is meaningful to holders of the Senior Notes. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. In addition, the EBITDA measures as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.


                                        Three Months Ended
                                      ----------------------
                                        August 2, July 27,            Percentage
                                         2002       2001     Increase  Increase
                                       --------- ---------   --------  --------
                                                (In thousands)
Total EBITDA from Continuing
  Operations........................   $(4,919)   $(6,749)   $ 1,830      27%
Noncash Cost of Real Estate Sales...   $   363    $     -    $   363     100
Total EBITDA from Continuing
  Operations (excluding Noncash Cost
  of Real Estate Sales).............   $(4,556)   $(6,749)   $ 2,193      32
Total EBITDA (excluding Noncash Cost
  of Real Estate Sales).............   $(5,356)   $(7,477)   $ 2,121      28



    Nine Months Ended August 2, 2002 Compared to the Nine Months Ended July 27, 2001

Continuing Operations:

    Total revenue for the nine months ended August 2, 2002 was $116,217,000, an increase of $14,208,000, or 14%, over the Company's revenues for the nine months ended July 27, 2001. Revenues from resort operations for the 2002 period were $104,742,000, an increase of $2,923,000, or 3%, as compared to the 2001 period. Revenues from real estate operations for the nine months ended August 2, 2002 were $11,300,000, which were due to the close of escrow on 25 lots within the Unit 7 development at Northstar. There were no real estate sales in the 2001 period. Timber operations contributed revenues of $175,000 in the 2002 period as compared to $190,000 in the 2001 period.

    The following table summarizes the sources of the Company's revenues from resort operations for the nine months ended August 2, 2002 and July 27, 2001:


                                 Nine Months Ended
                               ----------------------             Percentage
                               August 2,     July 27,   Increase   Increase
                                 2002         2001     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                           (In thousands)


   Lift Tickets...............  $ 42,930     $ 42,731    $    199          -%
   Season Passes..............    14,521       11,573       2,948         25
   Snow School................     8,118        7,318         800         11
   Equipment Rental...........     8,931        8,749         182          2
   Retail.....................     4,408        4,335          73          2
   Food and Beverage..........    14,972       14,804         168          1
   Other......................    10,862       10,555         307          3
                               ---------    ---------   ---------
   Revenues from Resort
     Operations before Paid
     Skier Visit Insurance....   104,742      100,065       4,677          5
   Paid Skier Visit Insurance.         -        1,754      (1,754)      (100)
                               ---------    ---------   ---------
   Total Resort Operations
     Revenues.................  $104,742     $101,819    $  2,923          3
                               =========    =========   =========


    Total skier visits generated by each of the Company's resorts for the nine months ended August 2, 2002 and July 27, 2001 were as follows:

                                 Nine Months Ended
                               ----------------------             Percentage
                               August 2,     July 27,   Increase   Increase
                                 2002         2001     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                           (In thousands)


   Northstar..................       521          519           2          -%
   Sierra.....................       419          391          28          7
   Waterville Valley..........       205          235         (30)       (13)
   Mt. Cranmore...............        96          129         (33)       (26)
   Loon Mountain..............       301          385         (84)       (22)
   The Summit.................       612          508         104         20
                                  -------      -------     -------
                                   2,154        2,167         (13)        (1)
                                  =======      =======     =======


    For the 2000/01 season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies had a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies required the insured to experience monthly or annual snowfall amounts below certain agreed upon levels before a claim could be filed for the decline in paid skier visits. For the nine months ended July 27, 2001, the Company recorded resort operations revenues of $1,500,000 for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies. The Company's claims were determined based on a specified formula under the paid skier visit insurance policies and snowfall information verified by an independent third party. The Company believes that it has fully complied with its obligations under the policies, and has properly reported and made claims in accordance with the policies for losses aggregating in excess of $1,500,000. As a result of the underwriters' failure to properly process the Company's claims, in November 2001, the Company filed a lawsuit against the underwriters seeking recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices. In April 2002, the underwriters made a partial offer of settlement of $700,000, which the Company accepted with a reservation of all rights and remedies under the terms of the policies and applicable law with respect to its remaining claims. The Company intends to vigorously pursue collection of its remaining claims. The parties to the lawsuit are currently conducting discovery in the matter. Based on an evaluation of information to date and the advice of counsel, the Company believes that realization of its recorded claims is probable. However, no assurance can be given regarding the timing of the resolution of this matter.

    For the 1999/00 ski season,  the Company  arranged  for four  separate  paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. For the nine months ended July 27, 2001, resort operations revenues included $254,000 for additional claim recoveries received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000 of $6,600,000.

    Resort operations revenues, excluding the effect of paid skier visit insurance, were $104,742,000 for the nine months ended August 2, 2002, an increase of $4,677,000, or 5%, from the 2001 period. Revenues for Northstar increased by $1,375,000, primarily due to higher per skier revenue yields. Revenues for Sierra increased by $1,535,000 due to higher skier visits and increased season pass sales, as well as moderate increases in per skier revenue yields. Revenues for Waterville Valley, Mt. Cranmore and Loon Mountain decreased by $466,000, $682,000 and $860,000, respectively, primarily due to lower skier visits, partially offset by improved per skier revenue yields. The Summit's revenues increased by $3,775,000 due primarily to a significant increase in skier visits, as well as higher season pass revenues and yield improvements. The improvement in per skier revenue yields at the Company's resorts was primarily due to price increases, and to a lesser extent, sales of additional services and products to the Company's guests.

    Cost of sales for resort operations for the nine months ended August 2, 2002 were $56,268,000, an increase of $1,561,000, or 3%, as compared to the 2001 period. The increase was the result of the combined effects of the following items: (1) increased workers' compensation provisions of approximately $1,300,000 for unfavorable trends in workers' compensation exposures at the Company's California and Washington resorts, (2) increased credit card costs, United States Forest Service permit fees and other variable operating costs related to increased revenues, and (3) normal inflationary factors.

    Cost of sales for real estate and timber operations for the nine months ended August 2, 2002 was $2,737,000, including noncash cost of real estate sales of $2,492,000, primarily as a result of the close of escrow on 25 lots within the Unit 7 development at Northstar. Cost of sales for timber operations for the nine months ended July 27, 2001 were $167,000.

    Depreciation and depletion expense for the nine months ended August 2, 2002 was $12,506,000, a decrease of $1,530,000 from the 2001 period. The decline in depreciation expense was primarily due to certain assets acquired in connection with the Company's resort acquisitions in 1996 and 1997 having become fully depreciated.

    The Company's operating results for the nine months ended July 27, 2001 reflected goodwill amortization of $1,757,000. Adjusted net income for the nine months ended July 27, 2001 would have been $6,607,000 excluding such goodwill amortization. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each resort. Based on the results of the transitional impairment test, the Company wrote down goodwill by $200,000 for one resort, which has been reflected as the cumulative effect of a change in accounting principle in the accompanying statement of operations for the nine months ended August 2, 2002.

    Selling, general and administrative expenses for the nine months ended August 2, 2002 were $17,751,000, an increase of $897,000, or 5%, as compared to the 2001 period. Selling, general and administrative expenses for the 2002 and 2001 periods include $679,000 and $640,000, respectively, relating to the Company's real estate segment. The increase in total selling, general and administrative expenses between the 2002 and 2001 periods was principally due to the following factors: (1) an increase in legal and professional costs for Loon Mountain due to significant activity during the 2002 period on various legal matters, (2) an increase in payroll due to the addition of certain resort and corporate management and administrative positions, as well as increased commission costs due to higher commissionable sales, and (3) normal inflationary factors.

    Operating income for the nine months ended August 2, 2002 was $26,955,000, an increase of $12,495,000 over the operating income generated for the 2001 period, as a result of the factors discussed above.

    Interest expense for the nine months ended August 2, 2002 totaled $11,645,000, a decrease of $770,000, or 6%, from the Company's interest expense for the nine months ended July 27, 2001, as a result of reduced borrowings and lower average interest rates.

    The Company's income from continuing operations for the nine months ended August 2, 2002 was $14,439,000, an increase of $12,963,000 from the income from continuing operations of $1,476,000 for the 2001 period, as a result of the factors discussed above.

    As of November 2, 2001, the Company had estimated net operating loss carryforwards of approximately $84,700,000 for federal income tax reporting purposes, which expire between 2012 and 2021. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending November 1, 2002. Accordingly, during the nine months ended August 2, 2002, no income tax provision has been provided.

Discontinued Operations:

    The Company recognized income from the discontinued operations of Bear Mountain, excluding the impairment loss recorded on the anticipated disposition of Bear Mountain, of $1,960,000 for the nine months ended August 2, 2002, an increase of $309,000 from the income generated for the 2001 period. The increase was primarily the result of reduced depreciation expense as certain assets acquired as part of the acquisition of Bear Mountain in 1996 have become fully depreciated, partially offset by (1) decreased revenues principally as a result of lower skier visits during the 2001/02 ski season, and (2) increased cost of sales primarily as a result of the Company's involvement in electrical rate proceedings and other regulatory matters involving Bear Mountain.

    Based on the terms of the pending sale of Bear Mountain and the anticipated timing of close, during the nine months ended August 2, 2002, the Company recorded an estimated impairment loss of $3,200,000 relating to the long-lived assets of Bear Mountain.

Combined Operations:

    The Company recognized extraordinary gains on the early retirement of debt of $2,761,000 and $1,723,000 for the nine months ended August 2, 2002 and July 27, 2001, respectively.

    The Company's net income for the nine months ended August 2, 2002 was $15,760,000, an improvement of $10,910,000 from the net income of $4,850,000 generated for the nine months ended July 27, 2001, as a result of the factors discussed above.

    The financial information presented below includes information on "Total EBITDA from Continuing Operations," "Noncash Cost of Real Estate Sales," "Total EBITDA from Continuing Operations (excluding Noncash Cost of Real Estate Sales)" and "Total EBITDA (excluding Noncash Cost of Real Estate Sales)." "Total EBITDA from Continuing Operations" represents operating income before depreciation, depletion and amortization expense. "Noncash Cost of Real Estate Sales" represents the allocated portion of real estate development expenditures previously capitalized (including acquisition costs allocated to real estate development) which relate to current real estate sales. "Total EBITDA (excluding Noncash Cost of Real Estate Sales)" includes Total EBITDA from Continuing Operations and EBITDA associated with the discontinued operations of Bear Mountain. Although EBITDA is not a measure of performance under accounting principles generally accepted in the United States ("GAAP"), the information is presented because management believes it provides useful information regarding a company's ability to incur and service debt. Further, Total EBITDA (excluding Noncash Cost of Real Estate Sales) is calculated essentially in the manner that "EBITDA" is calculated under the Indenture governing the Company's Senior Notes, and therefore, management believes this measure is meaningful to holders of the Senior Notes. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. In addition, the EBITDA measures as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

                                         Nine Months Ended
                                      ----------------------
                                        August 2, July 27,            Percentage
                                         2002       2001     Increase  Increase
                                       --------- ---------   --------  --------
                                                (In thousands)
Total EBITDA from Continuing
  Operations........................   $ 39,461   $ 30,281   $  9,180      30%
Noncash Cost of Real Estate Sales...   $  2,492   $      -   $  2,492     100
Total EBITDA from Continuing
  Operations (excluding Noncash Cost
  of Real Estate Sales).............   $ 41,953   $ 30,281   $ 11,672      39
Total EBITDA (excluding Noncash Cost
  of Real Estate Sales).............   $ 45,306   $ 34,198   $ 11,108      32


Liquidity and Capital Resources

    The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash, cash flow from operations and borrowings under the Senior Credit Facility (as defined below). Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations.

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

    The Senior Credit Facility provides a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with borrowing availability of up to $25,000,000. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year beginning on January 31, 2003 and continuing through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005. Borrowings under the Senior Credit Facility are secured by (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and
(b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

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

    For purposes of calculating interest, loans under the Senior Credit Facility can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of 4%. Interest on loans outstanding is payable quarterly. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility as of August 2, 2002 bore interest at an annual rate of 6.8% pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility as of August 2, 2002 bore interest at an annual rate of 6.25% pursuant to the base rate option.

    Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes. Borrowings under the Term Facility may be used to repurchase the Company's Senior Notes or repay certain other indebtedness, together with accrued and unpaid interest thereon. During the nine months ended August 2, 2002, the Company repurchased $29,325,000 aggregate principal amount of Senior Notes in privately-negotiated transactions through borrowings under the Term Facility and available cash resources. As of August 2, 2002, outstanding borrowings under the Revolving Credit Facility and Term Facility were $2,530,000 and $25,000,000, respectively.

    The Company had a net working capital deficit of $6,317,000 as of August 2, 2002 (including $2,530,000 in outstanding borrowings under the Revolving Credit Facility and excluding $10,513,000 of unearned revenue and deposits from resort and real estate operations, which will not require cash spending to settle such liabilities), which will negatively affect liquidity during the remainder of 2002.

    The Company generated cash from operating activities of $28,848,000 for the nine months ended August 2, 2002 as compared to $21,388,000 for the nine months ended July 27, 2001. The increase in operating cash flows for the 2002 period was primarily due to the improved operating results for such period.

    Cash used in investing activities totaled $7,318,000 and $9,100,000 for the nine months ended August 2, 2002 and July 27, 2001, respectively. The results for the 2002 and 2001 periods primarily reflect capital expenditures for the purchase of property and equipment.

    Cash used in financing activities totaled $21,275,000 and $12,139,000 for the nine months ended August 2, 2002 and July 27, 2001, respectively. The results for the 2002 and 2001 periods reflect net repayments of the Revolving Credit Facility and scheduled payments of long-term debt and preferred stock. In the 2002 period, the Company borrowed $25,000,000 under the Term Facility, which together with available cash resources, were used to repurchase $29,325,000 aggregate principal amount of Senior Notes for $25,588,000. In the 2001 period, the Company utilized available cash resources of $5,990,000 to repurchase $8,000,000 aggregate principal amount of Senior Notes. The Company may consider repurchasing additional Senior Notes in the future if it could do so on favorable terms subject to financing and other liquidity constraints.

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

    Under the terms of the TLH Note, TLC will receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) derived from the resale of TLH's lots within Unit 7. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the Unit 7 development, which was substantially completed in November 2001. The Company recognizes revenue and related costs of sales for this real estate transaction upon the close of escrow for lot sales between TLH and third party buyers, and had reflected the $6,000,000 cash received as a deposit liability as of November 2, 2001.

    During the nine months ended August 2, 2002, TLH consummated the sale of 25 Unit 7 lots for net proceeds of approximately $11,300,000. As the net proceeds of the 25 lot sales were more than the $6,000,000 in cash initially paid by TLH for the underlying real estate, additional cash proceeds of $5,300,000 were distributed to TLC during the nine months ended August 2, 2002. In addition, the Company relieved the existing $6,000,000 deposit liability during the nine months ended August 2, 2002. One lot currently remains available for sale within the Unit 7 subdivision.

    On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000, of which 85% was payable in cash and 15% was payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note. During the nine months ended August 2, 2002, TLH transferred cash of $5,610,000 to TLC, which represents the cash portion of the purchase price for the remaining Development Real Estate. The $5,610,000 payment has been deferred as a deposit liability pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement, which is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in calendar 2002.

    The transactions described above between TLC and TLH have facilitated the sale and development of real estate at Northstar while at the same time minimizing development risk to the Company and providing the Company with immediate liquidity. Management believes that the terms of the transactions have been at least as favorable as would have been available from unrelated parties. As noted above, the Company has obtained fairness opinions and/or appraisals from independent third parties to support this belief. Neither the Company nor any of its subsidiaries, including TLC, has provided credit support to TLH or has any commitment or obligation to provide funds to TLH in the future.

    The Company's capital expenditures for property and equipment during the nine months ended August 2, 2002 were $8,281,000 (including $1,644,000 of equipment acquired through capital leases), and consisted primarily of the remaining portion of the Company's 2001 capital programs, acquisitions of grooming equipment and the initial stages of the Company's 2002 capital programs. Management anticipates that total capital expenditures for its fiscal 2002 capital programs will be approximately $12,000,000 to $14,000,000, of which approximately $4,000,000 had been incurred through August 2, 2002. Depending upon the timing of certain approvals, capital expenditures for real estate held for development and sale are anticipated to range from $1,800,000 to $2,100,000 in fiscal 2002. Total capital expenditures for the Company's 2003 capital programs are preliminarily estimated to range between $12,000,000 and $15,000,000. The Company plans to fund future capital expenditures from available cash flow, anticipated net proceeds from the sale of Bear Mountain, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and/or borrowings under the Senior Credit Facility. Commitments for future capital expenditures were approximately $4,000,000 at August 2, 2002.

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

    The Company's significant contractual obligations include long-term debt (including capital lease obligations) and operating leases. As of August 2, 2002, excluding liabilities and commitments relating to Bear Mountain which are classified as held for sale, the Company's scheduled maturities of long-term debt and operating lease commitments for the periods indicated were as follows (in thousands):

           Three
           Months
           Ending              Year Ending October
           October ----------------------------------------------------
            2002    2003    2004      2005   2006     2007   Thereafter    Total
           ------  ------  ------   ------  ------   ------  ----------   ------
Long-term
 Debt    $    -  $ 5,390 $ 5,877  $ 17,379  $  23  $ 96,180  $      -   $124,849
         ======= ======= ======== ========  ====== ========= =========  ========
Operating
 Leases  $  100  $ 1,027 $   767  $    608  $ 232  $    110  $  2,069   $  4,913
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

    As of August 2, 2002, the Company had $124,849,000 of total long-term debt (excluding debt associated with Bear Mountain). The Company expects that existing cash, cash generated from operations and cash proceeds of planned real estate sales at Northstar, together with borrowing availability, will be adequate to fund the Company's debt service and other cash operating requirements over the next twelve months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

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

    A substantial portion of the real property associated with the Loon Mountain resort is likewise used under United States Forest Service permits. In 1993, the United States Forest Service authorized various lift, trail and snowmaking improvements on Loon Mountain and an expansion onto South Mountain. In 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") overturned this authorization on the ground that the United States Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). Certain improvements, including a snowmaking pipeline and part of the expansion, had been constructed before the First Circuit ruled. On May 5, 1997, the United States District Court for the District of New Hampshire (the "District Court") entered a stipulated order which authorized existing improvements to remain in place and existing operations to continue but generally prohibited future construction, restricted use of a major snowmaking water source, and required certain water discharge permits to be pursued, pending United States Forest Service reconsideration of the projects under NEPA. These authorizations and limitations were incorporated into the final order issued by the District Court on December 11, 1998. On February 12, 1999, the District Court agreed that the United States Forest Service could combine this NEPA review with its evaluation and analysis of the existing snowmaking pipeline.

    In August 1997, the United States Forest Service authorized the Loon Mountain resort to construct a new snowmaking pipeline across permitted land. The United States Forest Service found that such construction was consistent with the District Court order and enabled the resort to modify its snowmaking operations to better protect water resources and replace snowmaking capacity lost under the order. Although the pipeline was completed, its use was challenged by private parties who asserted that the United States Forest Service violated NEPA. On January 20, 1998, the District Court issued a decision finding that the United States Forest Service violated NEPA in failing to address the potential for the new pipeline to increase the amount of snow made and any associated environmental effects. On March 10, 1998, the District Court issued a series of further orders which, among other things, directed the United States Forest Service to re-evaluate the pipeline and enjoined Loon Mountain from using the pipeline pending further action by the court. On July 2, 1998, the United States Forest Service issued a new decision approving the pipeline, which was challenged by several private parties, who again asserted that it violated NEPA. The United States Forest Service subsequently withdrew its decision authorizing the pipeline to conduct further review and the District Court consolidated the lawsuits concerning the pipeline. On November 19, 1998, the District Court modified the injunction, allowing Loon Mountain to use the pipeline to withdraw and convert 159.7 million gallons of water per ski season into snow while the United States Forest Service further reviewed the pipeline under NEPA. On February 12, 1999, the District Court issued a final order, which dismissed the consolidated lawsuit concerning the pipeline in light of the United States Forest Service's decision to conduct further review of the pipeline, and specified that the limitation on pipeline usage would continue until that review was completed and a new decision was issued.

    On February 26, 2002,  the United States Forest Service issued its Record of
Decision  ("ROD")  approving  the  Loon  Mountain  Final  Environmental   Impact
Statement ("Final EIS"). In general, the ROD and Final EIS collectively:

      o Authorize Loon Mountain's addition of new ski terrain, construction of ski trails, installation and upgrades of lifts, expansion of new on-mountain facilities and installation of snowmaking infrastructure to serve all ski terrain.
      o Authorize the current location and operation of the 16-inch snowmaking water pipeline at levels restricted only by water withdrawal limitations and pumping capacities originating on private land.
      o Authorize the issuance of a new Special Use Permit for a term of 40 years to replace the three existing Special Use Permits that previously authorized Loon Mountain to occupy and use United States Forest Service lands, including the South Mountain area, to operate the ski resort. The new Special Use Permit was issued on June 24, 2002.

      o Confirm that the activities and developments contemplated by the Final EIS are consistent with the 1986 Forest Plan for the White Mountain National Forest and authorize the amendment of such Forest Plan to accommodate the expansion onto South Mountain.
      o Document all mitigation measures and monitoring required to adequately avoid or minimize potential environmental harm associated with the activities and developments contemplated by the Final EIS.


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

    The Company's resorts are subject to a wide variety of federal, state and local laws and regulations relating to land use, water resources, discharge, storage, treatment and disposal of various materials and other environmental matters. Except as described in this section, management believes that the
Company's resorts are presently in compliance with all land use and environmental laws, except where non-compliance is not expected to result in a material adverse effect on its financial condition. While the Company is required from time to time to undertake remediation activities at its resorts to assure compliance with environmental laws or to address instances of non-compliance, the Company believes that the cost of complying with known requirements, as well as anticipated investigation and remediation activities, will not have a material adverse effect on its financial condition or future results of operations. However, failure to comply with such laws could result in the imposition of severe penalties and other costs or restrictions on operations by government agencies or courts that could materially adversely affect operations.

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

    Bear Mountain operates in an area subject to an air emissions reduction program and regulated by the South Coast Air Quality Management District ("SCAQMD") in California. Prior to mid 2000, the Company anticipated that Bear Mountain would eventually be required to participate in an emission credit program whereby Bear Mountain would be permitted to operate its diesel-fueled snowmaking compressor engines if it acquired "banked" emission credits from SCAQMD-regulated facilities which had already implemented nitrogen oxide emission reduction programs. However, in August 2000 the Company was notified that SCAQMD will not allow Bear Mountain to participate in the emission credits program and, further, that Bear Mountain's applications to operate the engines were denied because they were not equipped with the "Best Available Control Technology," thus violating SCAQMD rules. Recognizing the importance of the current compressor engines to Bear Mountain's operations, SCAQMD and Bear Mountain agreed to a Stipulated Order of Abatement whereby Bear Mountain is subject to certain requirements including investigating and implementing a remedial alternative according to a particular timeline through 2002, record keeping and reporting to SCAQMD, payment of certain usage fees, and particular interim operational dictates concerning the engines. Pursuant to the Stipulated Order of Abatement, Bear Mountain is required to implement a remedial alternative by October 15, 2002. Bear Mountain is currently implementing a remedial alternative involving the installation of new snowmaking equipment. As of August 2, 2002, the remaining capital commitments for the new snowmaking infrastructure was approximately $500,000. However, no assurance can be made regarding the outcome or timing of resolution of this matter.

    Pursuant to the previously described decision of the First Circuit and the order of the District Court, Loon Mountain applied for and was issued, by the Environmental Protection Agency ("EPA"), a Clean Water Act (the "CWA") discharge permit covering discharges associated with its snowmaking operations. Certain ongoing discharges were authorized by the District Court order pending final action on the permit and subject to the District Court's reserved power to modify such approval to address any resulting environmental issues.

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

Forward-Looking Statements

    Except for historical matters, the matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The reader can identify these statements by forward-looking words such as "may," "will," "expect," "plan," "intend," "anticipate," "believe," "estimate," and "continue" or similar words. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect the Company's business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:

      o     Uncertainty as to future financial results,

      o Whether or not the pending sale of the Bear Mountain resort is consummated and the timing of the closing date,

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

      o Availability and terms of insurance coverage, as well as volatility in the cost of insurance coverage,

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for risks related to interest rate fluctuations. As of August 2, 2002, the Company had debt outstanding with a carrying value of $127,379,000 and an estimated fair value of approximately $116,000,000.

    Fixed interest rate debt outstanding as of August 2, 2002, which excludes borrowings under the Senior Credit Facility, was $99,849,000, carried an average interest rate of approximately 12%, and matures as follows (in thousands):

           Three
           Months
           Ending              Year Ending October
           October ------------------------------------------
            2002    2003     2004      2005   2006     2007       Total
           ------  ------   ------   ------  ------   ------     ------
Senior
 Notes   $    -  $     -  $     -   $     -  $   -  $ 96,175  $  96,175

Other
 Debt         -    1,390    1,877       379     23         5      3,674
         ------- -------  --------  ------- -------  --------  --------

         $    -  $ 1,390  $ 1,877   $   379  $  23  $ 96,180  $  99,849
         ======= =======  ========  ======= =======  ========  ========


    The amount of borrowings under the Revolving Credit Facility and Term Facility as of August 2, 2002 were $2,530,000 and $25,000,000, respectively. For purposes of calculating interest, borrowings under the Senior Credit Facility can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of 4%. Borrowings outstanding under the Term Facility as of August 2, 2002 bore interest at an annual rate of 6.8% pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility as of August 2, 2002 bore interest at an annual rate of 6.25% pursuant to the base rate option.

    The Company has entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 15, 2005, declining to $14,000,000 through October 31, 2005. In exchange for upfront payments of $179,000, the Company will receive floating rate payments from the counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%.

    A 10% increase or decrease in interest rates would have an immaterial effect on the Company's future pretax earnings and cash flows.



ITEM 4. CONTROLS AND PROCEDURES

    We have recently evaluated our internal controls. During the three months ended August 2, 2002, there were no significant corrective actions taken by us or other significant changes made to these internal controls, nor do we believe there were changes in other factors that could significantly affect these controls subsequent to the date of our evaluation.

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

    In connection with the 1998 merger with Loon Mountain Recreation Corporation ("LMRC"), certain shareholders of LMRC (the "LMRC Shareholder Plaintiffs") filed a lawsuit seeking to obtain an injunction against LMRC and its former directors alleging breach of fiduciary duty and against the Company alleging that the Company aided and abetted the former directors' breach of fiduciary duty and failed to comply with the New Hampshire Security Takeover Disclosure Act (the "Takeover Statute") in connection with the transaction. The two lawsuits were consolidated in the Superior Court of Grafton County, New Hampshire. The Company answered the LMRC Shareholder Plaintiffs' petition and filed a motion to dismiss the LMRC Shareholder Plaintiffs' action against the Company asserting that the Takeover Statute did not apply to the transaction as a matter of law. The court initially denied the Company's motion to dismiss but granted the motion to dismiss upon reconsideration. The LMRC Shareholder Plaintiffs appealed the dismissal to the New Hampshire Supreme Court. The New Hampshire Supreme Court upheld the Superior Court's dismissal of the plaintiffs' claim under the Takeover Statute in a ruling issued on November 20, 2001.

    The LMRC Shareholder Plaintiffs amended their breach of fiduciary duty claims to seek money damages against the Company, LMRC and its former directors. The trial on the LMRC Shareholder Plaintiffs' breach of fiduciary duty claims, which was consolidated with the Corporation Act case described below, was held between December 11, 2001 and January 16, 2002. On April 8, 2002, the Hillsborough County, New Hampshire Superior Court issued an Opinion and Order (the "Opinion and Order") announcing its decision in the case. The Court held in favor of the defendants on all counts, finding no breach of fiduciary duty by the former LMRC directors and no aiding and abetting breach of fiduciary duty by the Company. In addition, the Court found that the LMRC Shareholder Plaintiffs lacked a good faith basis for pursuing certain of their claims against the former LMRC directors and the Company and ordered further proceedings to determine sanctions against the LMRC Shareholder Plaintiffs. Following an appeal by the LMRC Shareholder Plaintiffs, the New Hampshire Supreme Court summarily affirmed the judgment of the Hillsborough County Superior Court on July 30, 2002.

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

    On January 3, 2002, an adjacent property owner (the "Easement Plaintiff") affiliated with the LMRC Shareholder Plaintiffs, filed suit against LMRC and Loon Realty Corp. in the Grafton County, New Hampshire Superior Court. LMRC and Loon Realty Corp. are the beneficiaries of certain easements across Easement Plaintiff's land, and Easement Plaintiff seeks to vacate such easements and recover damages relating to the use thereof. This action was the refiling of a suit raising identical claims that was ultimately dismissed by the New Hampshire Supreme Court. On June 5, 2002, the Grafton County, New Hampshire Superior Court dismissed this suit and, based on its determination that the Easement Plaintiff brought this action in bad faith, ruled that LMRC and Loon Realty Corp. are entitled to recovery of attorney's fees and costs. The Easement Plaintiff has appealed to the New Hampshire Supreme Court the Superior Court's dismissal of the suit.

    In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to facilities on Loon Mountain and an expansion of the Loon Mountain resort on to South Mountain. LMRC and an environmental group intervened in the lawsuit. The District Court entered summary judgment for the Forest Service on all claims and the original plaintiff, along with the intervening environmental group (collectively or individually, the "Environmental Plaintiffs"), appealed. In December 1996, the United States Court of Appeals for the First Circuit (the "First Circuit") reversed the District Court decision and ruled that the Forest Service must reconsider certain environmental issues under NEPA and that LMRC must obtain a discharge permit under the CWA for certain discharges from its snowmaking system. The District Court then entered a stipulated order that: enjoins LMRC from any further construction implementing the project with certain limited exceptions; imposes various restrictions on LMRC's existing snowmaking operations and requires LMRC to apply for a CWA discharge permit for discharges of water and any pollutants associated with its snowmaking; allows existing construction to remain in place and existing uses to continue; requires LMRC to undertake certain erosion control and monitoring measures; requires the Forest Service to prepare supplemental NEPA documentation on the improvements and expansion; and reserves the right to require restoration of areas developed under the original Forest Service approval to their preexisting condition if not ultimately re-approved by the Forest Service. This order remained in effect until the supplemental NEPA process was completed. As described in Part I, Item
2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Legislation", on February 26, 2002, the Forest Service issued its Record of Decision ("ROD") approving the Loon Mountain Final Environmental Impact Statement. The Forest Service's denial of an administrative appeal to the ROD pursuant to its June 7, 2002 letter is subject to judicial review in federal court. The Company can give no assurance regarding whether such a judicial appeal will be filed or the timing or outcome of such process.

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

    In 1997, the Environmental Plaintiffs filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline across permitted land. LMRC intervened in the lawsuit. The District Court held that the Forest Service had violated NEPA by failing to consider the potential effects of an increase in snowmaking capacity. The District Court then enjoined Loon Mountain from using the pipeline but later modified the injunction to permit LMRC to use the pipeline provided that, among other things, it does not make snow in excess of the historic production level utilizing 159.7 million gallons per ski season. On February 12, 1999, the District Court dismissed the pipeline litigation and allowed the Forest Service to combine its NEPA analysis of the pipeline with the pending NEPA analysis of the South Mountain expansion. The injunction authorizing LMRC to use the pipeline to supply water for making historical levels of snow remained in place until the additional NEPA documentation was completed and the Forest Service issued a new decision on the pipeline. As described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Legislation", on February 26, 2002, the Forest Service issued its Record of Decision approving the Loon Mountain Final Environmental Impact Statement. The Forest Service's denial of an administrative appeal to the ROD pursuant to its June 7, 2002 letter is subject to judicial review in federal court. The Company can give no assurance regarding whether such a judicial appeal will be filed or the timing or outcome of such process.

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

    Killington West, Ltd., formerly known as Bear Mountain, Ltd. ("Killington West "), filed a breach of contract lawsuit in the Superior Court of the State of California, San Bernardino County, against Fibreboard Corporation ("Fibreboard") and Bear Mountain, Inc., a wholly-owned subsidiary of the Company, alleging that Fibreboard and Bear Mountain, Inc. breached the asset purchase agreement dated October 6, 1995 (the "Original Bear Mountain Agreement") among Killington West, Fibreboard and Bear Mountain, Inc. pursuant to which Bear Mountain, Inc. acquired the Bear Mountain ski resort from Killington West. Killington West's lawsuit concerned an alleged breach by Fibreboard and Bear Mountain, Inc. of a change of control provision in the Original Bear Mountain Agreement. In connection with the Company's acquisition of Bear Mountain, Inc. in December 1996, the Company obtained from Fibreboard indemnification for any claim that might be made by Killington West, and further, required that $1 million of the purchase price be held in escrow pending the outcome of any potential disputes with Killington West. Fibreboard acknowledged its obligation to indemnify Bear Mountain, Inc. with respect to the Killington West lawsuit and is defending such lawsuit on behalf of Fibreboard and Bear Mountain, Inc.

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

    An informal settlement conference between the Company and the Insurers occurred on January 31, 2002, and no progress was made toward an amicable resolution of the matter. Following such settlement conference, partial resolution of the claims was reached and a payment of $700,000 was made by the Insurers in April 2002. This payment was made and accepted without prejudice to the remainder of the Company's claims. This lawsuit remains in the discovery phase. Based on an evaluation of information to date and the advice of counsel, the Company believes that realization of its recorded claims is probable. However, no assurance can be given regarding the timing of resolution of this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

    a. Exhibits

       Exhibit No.      Description of Exhibit

            10.1 Stock Purchase Agreement dated July 22, 2002 among Bear Mountain Resort, Inc., Snow Summit Ski Corporation and Booth Creek Ski Holdings, Inc.

            10.2 Ski Area Term Special Use Permit No. 4008/1 dated June 24, 2002, issued by the United States Forest Service to Loon Mountain Recreation Corporation.

            99.1 Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Exhibit No.      Description of Exhibit

            99.2 Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.3 Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K

No reports on Form 8-K were filed during the quarterly period ended August 2, 2002.

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



September 13, 2002

                                 CERTIFICATIONS


I,  George N. Gillett, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Booth Creek Ski Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

                                  By:            /s/ GEORGE N. GILLETT, JR.
                                  ----------------------------------------------
                                                     George N. Gillett, Jr.
                                                    Chief Executive Officer

I,  Christopher P. Ryman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Booth Creek Ski Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

                                  By:            /s/ CHRISTOPHER P. RYMAN
                                  ----------------------------------------------
                                                     Christopher P. Ryman
                                           President and Chief Operating Officer

I,  Elizabeth J. Cole, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Booth Creek Ski Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

                                  By:            /s/ ELIZABETH J. COLE
                                  ----------------------------------------------
                                                     Elizabeth J. Cole
                                                Executive Vice President and
                                                  Chief Financial Officer