Form 10-K
period 2002-11-01
BOOTH CREEK SKI HOLDINGS INC
filed 2003-01-29
CIK 1037253

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K

 (Mark One)
     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: November 1, 2002

                                       OR

     [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from
                    __________________ to __________________

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

                                     None.
                               ------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X]

   As of December 31, 2002, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares. There is no trading market for the registrant's Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5 of this Report.
===============================================================================

                               TABLE OF CONTENTS




Item                                                                Page Number
                                                                    -----------
                                     PART I


 1.  Business.....................................................       1


 2.  Properties...................................................      15


 3.  Legal Proceedings............................................      15


 4.  Submission of Matters to a Vote of Security
     Holders......................................................      16


                                    PART II


 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters..........................................      17


 6.  Selected Financial Data......................................      17


 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..........................      20


7a.  Quantitative and Qualitative Disclosures About
     Market Risk..................................................      38


 8.  Financial Statements and Supplementary Data..................      39


 9.  Changes In and Disagreements With Accountants on
     Accounting and Financial Disclosure..........................      39


                                    PART III


10.  Directors and Executive Officers of the Registrant...........      40


11.  Executive Compensation.......................................      43


12.  Security Ownership of Certain Beneficial Owners
     and Management...............................................      47


13.  Certain Relationships and Related Transactions...............      51


14.  Controls and Procedures......................................      54


                                    PART IV


15.  Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K..........................................      55


     Signatures...................................................      60


     Certifications...............................................      62


     Index of Financial Statements................................     F-1

                                     PART I

Item 1. Business

Overview

     As used in this  Report,  the  "Company" or "Booth  Creek"  refers to Booth
Creek Ski Holdings, Inc. and its subsidiaries, unless the context otherwise requires. The Company is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent"). The Company currently owns and operates six ski resort complexes encompassing nine separate resorts, including the Northstar-at-Tahoe ("Northstar") and Sierra-at-Tahoe ("Sierra") ski resorts in the Lake Tahoe region of Northern California, the Waterville Valley ("Waterville Valley"), Mount Cranmore ("Mt. Cranmore") and Loon Mountain ("Loon Mountain") ski resorts in the White Mountains of New Hampshire and the Summit at Snoqualmie (the "Summit") ski resort complex, which consists of four separate resorts, in the Cascade Mountains of Northwest Washington. The Company divested the Grand Targhee ski resort ("Grand Targhee") in Wyoming on June 20, 2000, and the Bear Mountain ski resort ("Bear Mountain") in Southern California on October 10, 2002.

     The Company is the fourth largest ski resort operator in North America based on approximately 2.2 million skier days recorded during the 2001/02 ski season at its current resorts. Booth Creek primarily operates regional ski resorts which attract the majority of their guests from their regional ski markets, within a 200 mile driving radius of each resort. The Company's resort properties are located near major skiing populations, including three of the five largest regional ski markets in the United States: San Francisco/Sacramento, Boston and Seattle/Tacoma. The Company's properties offer approximately 6,485 acres of skiable terrain, 347 trails, 87 lifts (including 14 high-speed lifts and two gondolas) and on-mountain capacity to accommodate approximately 45,000 guests daily. For the year ended November 1, 2002, the Company generated revenues of $120.5 million, operating income of $14.8 million and income from operations before depreciation, depletion and amortization expense and the noncash cost of real estate sales ("Total EBITDA (excluding Noncash Cost of Real Estate Sales)") of $34.3 million, and incurred a net loss of $1.9 million. For the year ended November 2, 2001, the Company generated revenues of $107.4 million, operating income of $2.3 million and Total EBITDA (excluding Noncash Cost of Real Estate Sales) of $24.4 million, and incurred a net loss of $13.8 million. See page 25 of this Report for additional information regarding the manner in which Total EBITDA (excluding Noncash Cost of Real Estate Sales) is calculated and the reasons why the Company believes such measure provides useful information to investors.

     The Company's resorts seek to differentiate themselves in their respective markets by selectively upgrading on-mountain facilities and guest services, employing targeted marketing strategies and offering extensive skier development programs, all of which create a competitively-priced, high-quality guest experience. The Company's current resorts have collectively invested approximately $49.3 million (including $8.1 million of equipment acquired through capital leases and other debt) in capital expenditures during the last three fiscal years, including the addition of high-speed chairlifts, additional snowmaking capabilities, improved trail grooming equipment, and enhanced on-mountain skier service, retail and food service amenities. The Company believes its existing resort infrastructure is reasonably well maintained. The Company also uses targeted advertising, database marketing and strategic marketing alliances to enhance the image of its resorts and increase regional market share. The Company also offers extensive development programs to improve the technical skill level of all types of skiers, which management believes is important to expand the total skier population and increase skier visitation frequency.

     On October 10, 2002, the Company consummated the sale of all of the capital stock of Bear Mountain, Inc., the owner and operator of the Bear Mountain ski resort, to Snow Summit Ski Corporation for a purchase price of $12,000,000 in cash, subject to certain adjustments for working capital, assumed debt and allocations of off-season operating losses and capital expenditures. The purchase price was determined through arms-length negotiations.

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

Industry


     There are approximately 493 ski areas in the United States which, during the 2001/02 ski season, generated approximately 54.4 million skier days. A "skier day" represents one skier or snowboarder visiting one ski resort for one day, including skiers and snowboarders using complimentary tickets and season passes. Calculation of skier days requires an estimate of visits by season passholders. Although different ski resort operators may use different methodologies for making such estimates, management believes that any resulting differences in total skier days are immaterial. U.S. ski areas range from small ski resort operators, which primarily cater to day skiers and regional overnight skiers from nearby population centers, to larger resorts which, given the scope of their operations and their accessibility, are able to attract skiers and snowboarders from their regional ski markets as well as destination resort guests who are seeking a comprehensive vacation experience. While regional ski market skiers tend to focus primarily on lift ticket price and round-trip travel time, destination travelers tend to be heavily influenced by the number of amenities and activities offered as well as the perceived overall quality of the vacation experience. The table below summarizes skier day information for each region from the 1997/98 ski season through the 2001/02 ski season.

                    U.S. Ski Industry Regions and Skier Days
                                 (In thousands)

                                                  Rocky  Pacific  Lake
        Season        Northeast Southeast Midwest  Mtns    West   Tahoe   Total
--------------------- --------- --------- ------- ------ -------  -----  ------
1997/98..............  12,712     4,343    6,707  19,191  7,419   3,750  54,122
1998/99..............  12,299     4,261    6,005  18,440  6,702   4,382  52,089
1999/00..............  12,025     5,191    6,422  18,109  6,560   3,891  52,198
2000/01..............  13,697     5,458    7,580  19,324  7,355   3,923  57,337
2001/02..............  12,188     4,994    6,980  18,123  8,098   4,028  54,411
Five year average....  12,584     4,849    6,739  18,637  7,227   3,995  54,031


Northeast: CT, MA, ME, NH, NY, VT, RI
Southeast: AL, GA, KY, MD, NC, NJ, PA, TN, VA, WV
Midwest: IA, IL, IN, MI, MN, MO, ND, NE, OH, SD, WI
Rocky Mtns: CO, ID, MT, NM, UT, WY
Pacific West: AK, AZ, CA (excluding Lake Tahoe Region), NV, OR, WA
Source: 2001/02 Kottke National End of Season Survey

     Over the last fifteen years, the ski resort industry has experienced a period of consolidation. The number of United States ski areas has declined from 709 in 1986 to 493 in 2002. The number of ski areas may decline further, as many mountain resorts lack the infrastructure and capital and management resources to effectively compete in this multi-dimensional and service-intensive industry. Of the 493 ski areas, the 2001/02 Kottke National End of Season Survey estimates the average resort recorded approximately 110,000 skier days. All of the Company's resorts, except Mt. Cranmore, typically record more than 200,000 annual skier days. The trend among leading resorts is toward investing in improving technology and infrastructure, including high-speed lifts, attractive facilities and extensive snowmaking capabilities to deliver a more consistent, quality experience. During the last three fiscal years, the Company has invested approximately $49.3 million in capital expenditures at its current resorts to improve their competitive position and to meet sustaining capital requirements. Management believes the need for increased investment in resorts in general has required a greater access to capital and has enhanced the position of resorts owned by larger, better capitalized owners. Despite the recent consolidation in the ski industry, the industry remains fragmented, with no one resort accounting for more than 3%, and no one resort operator accounting for more than 10%, of the United States' approximately 54.4 million skier days during the 2001/02 ski season. The four largest ski resort companies, including the Company, accounted for approximately 27% of all U.S. skier days recorded during the 2001/02 ski season.

     The Lake Tahoe region has averaged approximately 4.0 million annual skier days over the last five years. Management estimates that approximately 70% to 75% of the skiers visiting Lake Tahoe resorts during the 2001/02 ski season were from the San Francisco, Sacramento and Central California Valley metropolitan areas and the Lake Tahoe region. Other guests were principally from Southern California and states with large ski populations, such as Texas, Illinois and Florida.

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

     The Pacific West market has averaged approximately 7.2 million skier days over the last five years. Management estimates that more than 90% of the skier days recorded at Washington state resorts during the 2001/02 ski season were attributable to residents of the Seattle/Tacoma metropolitan area. Other guests were primarily from other parts of Washington, Oregon and Western Canada. Washington state resorts do not attract a significant number of destination skiers.

Resort Operations

     The Company's six resort complexes offer a variety of ski and non-ski activities. The table below provides a summary of each resort's ski operations and is followed by a more detailed description of each resort.


                                                               Approx.
                                                                Snow-    Approx.
                              Vertical                         making     Beds
                      Skiable   Drop                            Trail    Within
      Resort           Acres   (Feet)  Trails      Lifts      Coverage  12 Miles
--------------------  ------- -------- ------  -------------  --------  --------
Northstar-at-Tahoe..   2,420    2,280    70    1 High-Speed       50%    16,000
                                                  Gondola
                                               5 High-Speed
                                                  Quads (1)
                                               4 Fixed Grip
                                               7 Surface

Sierra-at-Tahoe.....   1,680    2,212    46    3 High-Speed       4%     30,000
                                                  Quads
                                               6 Fixed Grip
                                               3 Surface

Waterville Valley...     255    2,020    52    2 High-Speed      100%     6,500
                                                  Quads
                                               6 Fixed Grip
                                               4 Surface

Mt. Cranmore........     183    1,270    39    1 High-Speed      100%    16,000
                                                  Quad
                                               4 Fixed Grip
                                               6 Surface

Loon Mountain.......     250    2,100    44    1 High-Speed       96%    13,000
                                                  Gondola
                                               1 High-Speed
                                                  Quad
                                               5 Fixed Grip
                                               3 Surface

The Summit..........   1,697    2,280    96    2 High-Speed        0%     1,000
                                                  Quads
                                               17 Fixed Grip
                                               6 Surface


(1) High-Speed Quads are four-person chairlifts which decelerate and detach from a cable during passenger loading and unloading and reattach and accelerate thereafter.

     Total skier visits generated by each of the Company's resorts during the 2001/02, 2000/01 and 1999/00 ski seasons were as follows:

                                      2001/02         2000/01          1999/00
                                                    (In thousands)

Northstar.......................        521             519              477
Sierra..........................        419             391              310
Waterville Valley...............        205             235              204
Mt. Cranmore....................         96             129              100
Loon Mountain...................        301             385              304
The Summit......................        612             508              504
                                    ---------       ---------        ----------
Current Resorts...............        2,154           2,167            1,899
Grand Targhee...................          -               -              137
Bear Mountain...................        303             333              251
                                    ---------       ---------        ----------
                                      2,457           2,500            2,287
                                    =========       =========        ==========

     Northstar-at-Tahoe

     Northstar-at-Tahoe, located near the north end of Lake Tahoe, California, offers extensive activities and services in both winter and summer. The resort's 8,600-foot Mt. Pluto features 2,420 acres of skiable terrain and a 2,280 foot vertical drop. Northstar's 70 ski trails are served by 17 operating lifts, including one gondola, 5 high-speed quads, two triple lifts and two double lifts, which combine to transport up to approximately 23,000 skiers uphill per hour. Northstar also has approximately 65 kilometers of groomed trails for cross-country skiing and snowshoeing and several on-mountain terrain parks for snowboarders and adventurous skiers. Other amenities at Northstar include a village consisting of condominium/hotel accommodations, restaurants, bars, shops, a child-care center, conference facilities, a 22,700 square foot on-mountain ski lodge, a 9,000 square foot rental equipment facility and a 5,800 square foot on-mountain children's ski school facility. Summer recreation amenities include an 18-hole golf course, extensive mountain biking trails and bike rentals, ten tennis courts, a horseback riding stable, fly fishing and swimming pools. Northstar currently ranks third in total skier days in the Lake Tahoe area. In 2002, Northstar was ranked by Ski magazine as the 21st best ski resort in North America and received gold medals in a number of important categories, including guest service, family programs, grooming, terrain parks, lifts and favorable weather.

     Northstar's snowmaking system is engineered to cover approximately 50% of its ski trails. Annual snowfall at the resort has averaged 285 inches per year during the past five years. Northstar has water rights from various sources which, when coupled with its 60 million gallon water storage capacity, have been sufficient to support the resort's needs.

     Northstar consists of approximately 8,000 acres of land privately owned by the Company. Management believes that Northstar has significant opportunities to develop additional ski terrain, as well as certain other real estate development opportunities. Moreover, management believes that the planned expansion of the existing on-mountain bed base at the resort from the East West development project will result in increased skier days, thereby enhancing the value and profitability of Northstar's resort operations. Such bed base development is also expected to make additional ski terrain expansion at Northstar even more attractive. See Part I, Item 1. "Business - Real Estate Development."

     Sierra-at-Tahoe

     Sierra-at-Tahoe is conveniently located near the large bed base of South Lake Tahoe, California and is the closest major ski resort to Sacramento and the Central California Valley. The resort's 8,852-foot peak offers 1,680 skiable acres and a 2,212 foot vertical drop. Sierra's 46 ski trails are served by 12 operating lifts, including three high-speed quads, one triple lift and five double lifts, which combine to transport up to approximately 15,000 skiers uphill per hour. Sierra operates a 46,000 square foot base lodge which offers a variety of food and beverage, retail and other skier services. Management believes that Sierra's investment in its ski infrastructure has made it one of the best ski values in the South Lake Tahoe area. Sierra does not offer summertime activities. In 2002, Ski magazine ranked Sierra as the 11th best ski resort in the Pacific region, and Transworld Snowboarding magazine ranked Sierra as the 18th best overall snowboarding resort in North America.

     Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a Term Special Use Permit from the United States Forest Service (the "Forest Service"). See Part I, Item 1. "Business - Regulation and Legislation." Due to its abundant annual snowfall, which has averaged approximately 484 inches per year over the past five years, Sierra's snowmaking equipment covers only 4% of Sierra's total terrain.

     Waterville Valley

     Waterville Valley's major base facilities are located on the 4,004 foot high Mt. Tecumseh and offer 255 skiable acres and a vertical drop of 2,020 feet. Waterville Valley's 52 trails are served by 12 operating lifts, including two high-speed quads, two triple lifts and four double lifts, which combine to transport up to approximately 16,000 skiers uphill per hour. The resort operates a 42,000 square foot base lodge (complete with multiple food and beverage service centers and a child care facility), three other base area facilities comprising approximately 27,500 square feet, a mid-mountain lodge featuring a cafeteria and deli and a mountain-top lodge with a snack bar and restaurant dining.

     The Waterville Valley resort has a year-round Adventure Center offering mountain bikers, cross-country skiers and hikers access to 105 kilometers of trails in the White Mountain National Forest. Other area amenities, which are primarily owned and operated by third parties, include an ice skating arena, golf course, tennis center, sports and fitness center, horsedrawn sleigh rides, skateboard park, beach and paddle boats. Waterville Valley's Conference Center has 17,000 square feet of meeting space and provides banquet facilities for up to 1,000 people. With 11 meeting rooms, a business center, audio-visual capabilities and a self-contained pub, the Conference Center's on-site staff supports events year-round. Waterville Valley is consistently recognized as one of the top 20 ski resorts in the East by Ski magazine.

     Waterville Valley owns 11 acres on Snow Mountain and two acres at the Conference Center. It leases 790 acres of land on Mt. Tecumseh under a Term Special Use Permit issued by the Forest Service. See Part I, Item 1. "Business - Regulation and Legislation." Waterville Valley's snowmaking system is engineered to cover 100% of the ski trails on Mt. Tecumseh. Water for snowmaking is currently pumped from a local river and a pond. Waterville Valley is in the process of seeking permits for additional water sources and water storage facilities for snowmaking.

     Mt. Cranmore

     Mt. Cranmore is the oldest continuously operated ski area in the United States. Located in the hub of New Hampshire's Mount Washington Valley, Mt. Cranmore's 1,714 foot summit offers 183 skiable acres and a 1,270 foot vertical drop. Mt. Cranmore's 39 trails are served by 11 operating lifts, including one high-speed quad, one triple lift and three double lifts, which combine to transport up to approximately 7,000 skiers uphill per hour. The mountain is serviced by two base lodges, offering multiple eating locations and pub/restaurant facilities, as well as a restaurant at the summit. In addition, Mt. Cranmore owns a year-round 46,000 square foot athletic facility which includes four outdoor tennis courts, four indoor tennis courts, a pool, a spa, a weight-lifting area, aerobic training rooms, an indoor climbing wall, locker rooms, a kitchen area and a nursery. Mt. Cranmore also operates on-site retail and rental shops.

     Mt. Cranmore owns 754 acres and holds easements enabling it to develop an additional 500 acres of ski terrain. Mt. Cranmore does not lease any of its land from the federal government. Mt. Cranmore's snowmaking equipment consists of a computerized weather-monitoring and snowmaking system which covers 100% of the resort's trails. In addition to pumping rights from a nearby stream, Mt. Cranmore has an understanding with the local water district for an additional reservoir of one million gallons of water for snowmaking. In addition, Mt. Cranmore's base area pond holds 1.5 million gallons of water.

     Loon Mountain

     Loon Mountain is located in the White Mountains of New Hampshire in the town of Lincoln. The resort's 3,050 foot peak features 250 skiable acres and a 2,100 foot vertical drop. Loon Mountain's 44 trails are served by 10 operating lifts, including a four-passenger gondola, a high-speed quad, two triple lifts and three double lifts, which combine to transport over 10,000 skiers uphill per hour. Loon Mountain's trails cater mostly to intermediate level skiers (64%), with trails provided for beginners (20%) and experts (16%) as well. Resort amenities include a base lodge with a cafeteria and coffee shop, a restaurant and deck at the summit, the 17,600 square foot Governor Adams lodge (which provides traditional lodge facilities and also serves as a venue for summer outdoor activities and concerts), two rental shops and a new ski and snowboard tuning facility, a 17,300 square foot children's center, trails for cross-country skiing, horseback riding and mountain biking, indoor and outdoor climbing walls and a steam engine railroad for shuttling visitors. Loon Mountain has the snowmaking capacity to cover approximately 96% of its skiable terrain. In 2002, Loon Mountain was ranked as the sixth best ski resort in the East by Ski magazine.

     Loon Mountain owns 565 acres and leases 1,366 acres of land in the White Mountain National Forest under a Term Special Use Permit issued by the Forest Service permitting year-round recreational use. During 2002, Loon Mountain received certain approvals from the Forest Service which generally permit the enhancement and expansion of the resort, including new ski terrain and facilities. See Part I, Item 1. "Business - Regulation and Legislation." Management believes that Loon Mountain has significant real estate development opportunities in connection with the expansion and enhancement of the resort. See Part I, Item 1. "Business - Real Estate Development."

     The Summit at Snoqualmie

     The Summit at Snoqualmie is located in the Cascade Mountains of Northwest Washington and consists of four separate resorts, Alpental at the Summit ("Alpental"), Summit West, Summit Central and Summit East, which collectively offer 1,697 acres of skiable terrain. Individually, Alpental has a 5,450 foot top elevation, a 2,280 foot vertical drop, 302 acres of skiable trails and runs (121 acres of which are lighted for night skiing) and approximately 523 acres of backcountry terrain; Summit West has a 3,765 foot top elevation, a 765 foot vertical drop and 197 acres of skiable trails and runs (189 acres of which are lighted for night skiing); Summit Central has a 3,865 foot top elevation, a 1,025 foot vertical drop and 466 acres of skiable trails and runs (231 acres of which are lighted for night skiing); and Summit East has a 3,710 foot top elevation, a 1,100 foot vertical drop and 209 acres of skiable trails and runs. In total, the Summit complex has 96 designated trails and runs served by 25 operating lifts, including two high-speed quads, two fixed grip quads, four triple lifts, 11 double lifts and six surface lifts, which combine to transport up to approximately 33,000 skiers uphill per hour. The Summit Nordic Center also offers approximately 55 kilometers of cross-country skiing on an expert trail system and a lighted beginner student trail which hosts a season-long night racing series. In addition, the Summit West, Summit Central and Summit East areas are interconnected by a cross-over trail system. The Summit operates 10 lodges which provide an aggregate of approximately 123,000 square feet of space for food and beverage services (restaurants and cafeterias), skier services and entertainment.

     Overall, the Summit complex is one of the largest learn-to-ski areas in the United States, with approximately 25% of its 2001/02 skier days being attributable to guests enrolled in ski school programs. In addition, the Summit is the largest night skiing complex in the United States, with approximately 20% to 25% of its skier visits each season being recorded at night.

     The Summit owns 686 acres of its 4,103 gross acreage, leases approximately 440 acres under a private permit, utilizes 1,280 acres for cross-country skiing under an annual operating agreement with the Forest Service and utilizes 1,697 acres of mountain terrain under a Forest Service Term Special Use Permit. See
Part I, Item 1. "Business - Regulation and Legislation." The Summit typically enjoys abundant annual snowfall, averaging 450 inches annually over the past five years. As a result, there are no man-made snowmaking capabilities at any of the Summit resorts.

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

Real Estate Development

     The Company has certain holdings of land suitable for either the expansion of ski terrain or the development of residential and commercial properties. The Company also has terrain expansion opportunities on land within its current Forest Service permit areas as well as on land owned by third parties. In management's view, increasing the on-mountain bed base, expanding retail and other commercial services and developing additional skiable terrain at a resort can accelerate growth in skier days and ski-related revenues.

     The Company's real estate development strategy for residential and commercial properties is comprised of the following components: (1) to build recurring resort cash flow through increased bed base and diversification of revenue sources, (2) to partner with proven real estate developers, (3) to invest on a limited basis in infrastructure development in conjunction with the development of single family lots at Northstar, and (4) to refrain from investment in vertical or commercial development except in conjunction with the development of ski related facilities.

     The Company's strategy with regard to the expansion of skiable terrain at its resorts is based on the evaluation of several key factors, including (i) the anticipated growth of the skier base within the relevant market and the Company's ability to improve its competitive position in that market, as measured by the potential increase in the number of skier days, revenues and revenue per skier on a long-term basis which the Company believes it can capture through expansion and upgrades, and (ii) the return on capital expected to be realized from an expansion project versus alternative projects. Management undertakes extensive planning and pre-development steps prior to investing significant capital into any development project. Currently, the Company is in the process of developing comprehensive master plans and obtaining entitlements (e.g., zoning approvals) for Northstar, Loon Mountain, Waterville Valley and the Summit. In management's view, the expansion projects at Northstar and Loon Mountain represent the Company's best development opportunities, and would likely take priority over the pursuit of expansion and development initiatives at the Company's other resorts.

     The Company's resorts have traditionally taken a conservative approach toward residential and commercial development, and real estate development efforts have taken place primarily at Northstar. Current and future single family residential development at Northstar is limited based on the present real estate master development plan, and consists of three phases or subdivisions known as "Unit 7", "Unit 7A" and "Unit 7B."

     The property underlying the Unit 7 development lots was sold by Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, on November 17, 1999. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. See Note 8 to the accompanying consolidated financial statements. Under the terms of the transaction with TLH, the Company is entitled to receive any excess net cash proceeds (over the proceeds received in November 1999) from the subsequent resale of the lots by TLH.

     During the year ended November 1, 2002, TLH consummated the sale of 25 Unit 7 lots for net proceeds of approximately $11,300,000. As the net proceeds of the 25 lot sales were more than the $6,000,000 in cash initially paid by TLH for the underlying real estate, additional cash proceeds of $5,300,000 were distributed to TLC during the year ended November 1, 2002. In addition, during the year ended November 1, 2002 the Company relieved the existing $6,000,000 deposit liability relating to cash previously paid by TLH for the property on November 17, 1999. As of November 1, 2002, one lot remained available for sale within the Unit 7 subdivision.

     The Company has received preliminary approvals for the Unit 7A subdivision, which consists of 15 single family lots. Initial infrastructure construction commenced in October 2002, and is expected to be completed during the summer of 2003. Marketing and sales activities have commenced in 2003. Subject to further regulatory approvals and market demand, lot closings are currently targeted to begin in the fourth calendar quarter of 2003. However, no assurances can be given regarding the ultimate timing of lot closings or proceeds therefrom.

     The Company is in the preliminary stages of the entitlement and approval process for the Unit 7B subdivision, which is expected to consist of between 10 and 18 single family lots.

     On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") relating to certain development real estate at Northstar. Pursuant to the Northstar Real Estate Agreement, TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000, of which 85% was payable in cash and 15% was payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. In addition to receiving the fair market value for the Development Real Estate, under the terms of the Northstar Real Estate Agreement (i) TLH or its joint venture partner, East West Partners, Inc. (together with its affiliates, "East West"), is required, at its expense, to pay for substantially all mitigation costs associated with the development project, and (ii) TLH is obligated to reconvey to TLC certain excess land following the subdivision of the Development Real Estate. TLC retained significant approval rights over various aspects of the real estate development, including development activities that could impact resort operations at Northstar.

     In connection with the execution of the Northstar Real Estate Agreement, TLH and East West entered into a joint venture agreement (the "East West Joint Venture") providing for the development of the property purchased by TLH and subsequently transferred to the East West Joint Venture. The proposed project contemplated by the East West Joint Venture includes the development of a mixture of approximately 1,800 hotel, condominium, townhome and time share units, as well as significant additional commercial/retail space in Northstar. Under the East West Joint Venture, TLH retains financial responsibility for approximately $5,000,000 of costs associated with the development of the infrastructure of the Development Real Estate.

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

     During the year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represents the cash portion of the purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment has been deferred as a deposit liability as of November 1, 2002 pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement, which is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in 2003.

     Management believes that the expected substantial increase in on-mountain bed base from the East West development will result in increased visitation and skier days at Northstar, thereby enhancing the value and profitability of Northstar's resort operations. The Company has been able to secure these benefits without incurring the economic risks associated with real estate development.

     The Company intends to enhance the ski terrain at the Northstar resort by upgrading the existing trails and lifts, reducing or eliminating on-mountain bottlenecks and providing better access to and from the resort's existing base area. During 1999 and 2000, five trails were cut on Lookout Mountain and a new detachable quad lift was constructed to provide new advanced skiing terrain at the resort. The Company has preliminarily identified a number of other sites within Northstar's present boundaries that are suitable for future expansion. In general, such expansion is expected to occur concurrently with the anticipated bed base expansion resulting from the East West development. In 2002, the Company submitted applications for permit approvals for various mountain improvements, including new and replacement lifts, additional trails and trail widening and snowmaking infrastructure. These applications are currently being reviewed by applicable regulatory agencies. Any lift construction or terrain expansion would require customary permits and approvals, and no assurance can be given that the Company will be able to develop any additional terrain at Northstar or, if completed, any such projects will be successful. In addition, in 2000 and 2001, the Company expanded and improved the existing snowmaking system at Northstar in order to lessen the influence of unfavorable weather, which can negatively impact operating conditions at the resort.

     In addition, Northstar has a program to harvest timber through third party contracting. The timber harvesting program, which produced revenues of $405,000 during the year ended November 1, 2002, is managed carefully to avoid interference with Northstar's resort operations and prevent any diminution in the quality of the resort's natural environment.

     As part of the new Special Use Permit obtained in 2002, Loon Mountain leases approximately 581 acres known as "South Mountain" from the Forest Service. The available South Mountain land is located in an area directly adjacent to the present Loon Mountain ski area and would be able to accommodate alpine and cross country trails, ski lifts (including one connecting the current ski area with South Mountain) and snowmaking from newly installed snowmaking facilities. Expansion and upgrades to the resort would serve to better meet and fulfill the anticipated needs of guests by enhancing the quality and diversity of skiable terrain. Loon Mountain owns 327 acres of land located at the base of South Mountain and approximately 5 acres at the base of the existing ski area. The current zoning for this property is rural residential and general use, and would allow for, subject to approvals, construction of a maximum of 997 units. Loon Mountain also owns (1) approximately 32 acres of land with existing approvals for development of 31 single family lots, and (2) 49 acres of land which is zoned rural residential and could accommodate up to a maximum of 147 additional units, subject to receipt of applicable approvals. The timing and scope of development will depend on market conditions, receipt of required regulatory approvals, the limitations set out in the Forest Service's Record of Decision and in the settlement agreements with certain environmental plaintiffs, the Company's financial position and an evaluation of the Company's other expansion opportunities. See Part I, Item 1. "Business - Regulation and Legislation."

     Mt. Cranmore holds a perpetual easement entitling it to develop at least 500 acres of additional ski terrain known as the "Black Cap Mountain area" or "Black Cap." The Black Cap easement was granted in 1951 and allows the Company to expand Mt. Cranmore's existing ski and recreational infrastructure and develop additional trails. The Black Cap property underlying the Company's easement is privately owned by a third party. The Black Cap land available for development by the Company is high-quality, mostly north and west-facing ski terrain located in an area that can accommodate alpine and cross-country trails, ski lifts and snowmaking. Expansion could increase Mt. Cranmore's skier capacity, and could enhance the quality and diversity of its skiable terrain. Additionally, Mt. Cranmore has 35 acres of privately owned land at the southwest flank of the mountain. This southwest facing ski-in/ski-out land is very suitable for development. The Company does not have any immediate expansion or development plans for Mt. Cranmore and the timing and scope of any development will depend on market conditions, receipt of required regulatory approvals, the Company's financial position and the Company's other expansion opportunities.

     The Summit owns 66 acres of real property on various parcels in and around its resorts, a portion of which is available for residential development. The developmental real estate at the Summit is owned by DRE, L.L.C. (the "Real Estate LLC"), a subsidiary of the Company. The Summit also owns 39 acres of real property at Summit East that is ski-to/ski-from and is zoned as high-density residential and commercial. Any potential real estate development activities at the Summit could be constrained by existing or future planned resort operations at the Summit. The Summit's development parcels will be studied for future development potential when market conditions warrant.

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


Marketing and Sales

     Staff

     The Company has a marketing and sales staff of approximately 60 persons, including a marketing director at each resort who reports to the Vice President of Marketing and Sales, as well as to each resort's general manager. The marketing staff at each resort is responsible for the development of resort-specific marketing plans including advertising, sales, public relations, events, promotions, Internet strategies and research. Each resort's marketing personnel also participate in the development of the Company's overall marketing strategy.

     Strategy

     The Company's marketing plans are designed to attract both day skiers and vacationers by emphasizing the Company's diverse facilities and services and proximity to three of the five largest regional ski markets in the United States. The Company has positioned each of its resorts as an attractive alternative to competing regional resorts and to other forms of leisure and entertainment. The primary objectives of the Company's marketing efforts are to
(i) increase each of its resorts' relative market share, (ii) expand the number of skiers in each of its markets, (iii) increase skier visitation frequency,
(iv) increase the expenditures of each of its visitors, (v) attract and retain new guests to the Company's resorts by expanding the scope of Booth Creek's resorts to winter recreation centers offering a multitude of snowsport options in addition to skiing and snowboarding, and (vi) develop products and execute sales efforts that provide advance bookings and sales.

     The Company's marketing efforts are predicated on knowing its guests and understanding the markets in which it competes. Accordingly, the Company's resorts, typically through professional firms, conduct extensive market research, including on-site guest surveys, focus groups, advertising tests and phone and Internet surveys. Each of the Company's resorts develops its own resort-specific marketing program based upon its unique qualities and characteristics, as well as the demographics of its skier base.

     Programs

     The Company has developed a number of specific marketing and sales programs to achieve its objectives, including the following:

     o Customer loyalty and season pass programs
     o Sales initiatives
     o Multimedia advertising (including Internet strategies)
     o Data-base marketing programs (including e-mail broadcasting)
     o Snowsport development programs
     o Strategic marketing alliances
     o School, group and business affiliations

     Customer loyalty and season pass programs. The Company believes that the success of each of its resorts depends, in large part, on its ability to retain and increase the skier visitation frequency of its existing customer base. The Company believes a critical component to developing customer frequency will be the success of its customer loyalty programs, including its Vertical Plus frequent skier programs in place at the Company's Lake Tahoe resorts. For an annual membership fee, Vertical Plus members receive a special, personalized identification wristband containing a preprogrammed computer microchip which acts as their lift access for the season. In addition to offering daily ticket discounts, the system tracks members' expenditures and the amount of vertical feet skied at participating resorts and rewards members with prizes based on the number of vertical feet skied in a season. Other benefits of the program include members-only lift lines, direct lift access, the convenience of being able to make cashless retail transactions and electronic messaging. In addition, over the past several years, the Company's resorts have successfully introduced new season pass products that were attractively priced to entice visitation during non-peak periods, stimulate demand, attract market share and develop guest loyalty. The Company is continuing its successful season pass initiatives for the 2002/03 ski season.

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


     Multimedia advertising. The Company's marketing efforts include print, broadcast, outdoor, Internet and direct mail advertising, with the particular method tailored for each resort and existing market opportunities. The Company is also very active in a variety of promotional programs designed to attract guests from population centers in and around the San Francisco, Sacramento, Seattle and Boston metropolitan areas and states with large skier populations such as Texas, Illinois, Florida and New York. For example, the Company's Northstar and Sierra resorts have participated in extensive cooperative marketing with other Lake Tahoe resorts to promote the region as a premier vacation destination. Market research has shown that the typical Booth Creek guest utilizes the Internet extensively as a source of information and additional Company resources have been concentrated towards this communication vehicle. For the 2002/03 ski season, Booth Creek will continue to feature e-commerce "virtual stores" on each resort's website offering products such as season passes, loyalty program memberships, gift certificates and lodging/lift packages as well as private lessons, child care and lift tickets.

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

     Strategic marketing alliances. The Company is a national ski resort operator with approximately 2.2 million skier days recorded during the 2001/02 ski season. At least one of the Company's resorts is within driving distance of three of the five largest ski markets in the United States. Sponsorship opportunities include potential relationships with automobile manufacturers, soft drink companies, and ski and snowboard equipment manufacturers. For example, Northstar and Sierra have relationships with a major automobile manufacturer that involves over $1.2 million worth of television exposure, free use of vehicles for Company purposes and a vehicle give-away promotion for resort guests. This provides exposure of Booth Creek's resorts to a targeted audience of skiers in key markets.

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

Seasonality

     The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company's results of operations are, in turn, significantly dependent upon favorable weather conditions and other factors beyond the Company's control.

     During the off-season months of May through October, the Company's resorts typically experience a substantial reduction in labor and utility expense due to the absence of ski operations, but make significant expenditures for maintenance, expansion and capital improvements in preparation for the ensuing ski season.

Competition

     The general unavailability of new developable ski mountains, regulatory requirements and the high costs and expertise required to build and operate resorts present significant barriers to entry in the ski industry. In the past 15 years, many proposed resorts have been stalled or abandoned due to environmental issues and the high costs of entering into the capital intensive ski industry. The domestic ski industry is currently comprised of approximately 493 resorts and is highly competitive. The Company's competitive position in the markets in which it competes is dependent upon many diverse factors, including proximity to population centers, pricing, snowmaking capabilities, type and quality of skiing offered, prevailing weather conditions, and quality and price of complementary services.

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

     The Company's New England resorts, Waterville Valley, Mt. Cranmore and Loon Mountain, compete in the highly competitive Northeast ski market, which consists of Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut and New York. Within the Northeast region, skiers can choose from over 50 major resorts and ski areas, most of which are located in the mountainous areas of New England and eastern New York. Waterville Valley's, Mt. Cranmore's and Loon Mountain's competitors include Bretton Woods, Mount Sunapee, Attitash/Bear Peak, Gunstock, Cannon Mountain, King Pine and Wildcat Mountain in New Hampshire, as well as other major regional ski resort operators, including Okemo, Sunday River, Killington, Wachusett Mountain, Smuggler's Notch, Stowe, Stratton Mountain and Shawnee Peak.

     The Summit competes primarily with 11 other ski resorts in Washington, including Crystal Mountain, Stevens Pass, White Pass, Mission Ridge and Mt. Baker. Additional competition comes from the regional destination resorts at Mt. Bachelor, Mt. Hood Meadows, Sun Valley and Whistler/Blackcomb, as well as other day and weekend ski facilities in Oregon and British Columbia.

     On a regional basis, at least one of the Company's resorts is readily accessible to three of the five largest ski markets in the United States.
Management estimates that more than 70% of the skiers visiting the Company's Lake Tahoe resorts are from the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions. Waterville Valley, Mt. Cranmore and Loon Mountain are estimated to attract more than 75% of their guests from Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. The Summit attracts more than 90% of its guests from the Seattle/Tacoma metropolitan region.

Regulation and Legislation

     The Company's operations are dependent upon its ownership or control over the real property used in its ski operations at each resort. The real property presently used at the Northstar and Mt. Cranmore resorts is owned by the Company, leased from third parties or controlled by easements. The Company has the right to use a substantial portion of the real property associated with the Sierra, Summit and Waterville Valley resorts under the terms of Term Special Use Permits issued by the Forest Service. The Sierra permit expires in 2039, the Waterville Valley permit expires in 2034 and the Summit permit expires in 2032.

     A substantial portion of the real property associated with the Loon Mountain resort is likewise used under a Forest Service Term Special Use Permit. In 1993, the Forest Service authorized various improvements at Loon Mountain and an expansion onto the adjacent South Mountain. The United States Court of Appeals for the First Circuit overturned this authorization in 1996 on the ground that the Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). On remand from the Court of Appeals, the United States District Court for the District of New Hampshire (the "District Court") entered a final order dated December 11, 1998 which imposed certain conditions and limitations on the Forest Service and Loon Mountain Recreation Corporation ("LMRC") until the Forest Service completed an additional environmental review process under NEPA. In response to a separate 1997 action filed by an individual and an environmental group, the District Court entered an injunction on February 12, 1999 which limited LMRC's snowmaking and use of a snowmaking pipeline until the Forest Service completed the additional environmental review process under NEPA. Effective February 22, 2001, certain plaintiffs in the lawsuits alleging violations of environmental laws by the Forest Service and LMRC entered into settlement agreements with LMRC which resolved all issues among the plaintiffs and LMRC relating to LMRC's prior operations and proposal for near term expansion and upgrading of Loon Mountain. Among other things, these agreements impose certain restrictions on the operation of the resort and the future development of certain private land at the resort.

     LMRC notified the District Court and interested parties that the December 11, 1998 final order and February 12, 1999 injunction expired under their terms when the Forest Service completed its NEPA process, issued a Record of Decision ("ROD") on February 26, 2002 approving the Loon Mountain Final Environmental Impact Statement (the "Final EIS"), and issued a Term Special Use Permit to LMRC for Loon Mountain on June 24, 2002 (thereby replacing Loon Mountain's three existing Forest Service permits). The new Loon Mountain Term Special Use Permit expires in 2042.

     Two written administrative appeals to the ROD were filed with the Forest Service. One of the two appellants settled with LMRC and withdrew its appeal. The Forest Service denied the other administrative appeal and upheld the ROD in a letter decision dated June 7, 2002. With these actions, the Forest Service has concluded its administrative appeal process for the ROD. The ROD and the Forest Service's June 7, 2002 letter decision are subject to judicial review in federal court under the Administrative Procedure Act by the appellant whose administrative appeal was denied by the Forest Service. As of the date of this Report, no action for judicial review had been filed. The Company can give no assurance regarding whether such a judicial appeal will be filed or the timing or outcome of such a process.

     Elements of the expansion and development activities addressed in the Final EIS that occur on private lands will be subject to separate federal, state and local permitting processes. While the Company believes that it will successfully navigate these remaining steps to undertaking the activities authorized in the ROD, it can give no assurance regarding the timing or outcome of such processes.

     The Forest Service has the right to approve the location, design and construction of improvements in permit areas and many operational matters at resorts with permits. Under the Term Special Use Permits, the Company is required to pay fees to the Forest Service. The fees range from 1.5% to approximately 4.0% of certain revenues, with the rate generally rising with increased revenues. The calculation of gross revenues includes, among other things, revenue from lift ticket, season pass, ski school lesson, food and beverage, rental equipment and retail merchandise sales. Total fees paid to the Forest Service by the Company during the year ended November 1, 2002 were $1,352,000.

     The Company believes that its relations with the Forest Service are good, and, to the best of its knowledge, no Term Special Use Permit for any major ski resort has ever been terminated by the Forest Service. The United States Secretary of Agriculture has the right to terminate any Term Special Use Permit upon 180-days notice if, in planning for the uses of the national forest, the public interest requires termination. Term Special Use Permits may also be terminated or suspended because of non-compliance by the permittee; however, the Forest Service would be required to notify the Company of the grounds for such action and to provide it with reasonable time to correct any curable non-compliance.

     The Company's resorts are subject to a wide variety of federal, state and local laws and regulations relating to land use, water resources, discharge, storage, treatment and disposal of various materials and other environmental matters. Except as otherwise described in this section, management believes that the Company's resorts are presently in compliance with all land use and environmental laws, except where non-compliance is not expected to result in a material adverse effect on its financial condition. While the Company is required from time to time to undertake remediation activities at its resorts to assure compliance with environmental laws or to address instances of non-compliance, the Company believes that the cost of complying with known requirements, as well as anticipated investigation and remediation activities, will not have a material adverse effect on its financial condition or future results of operations. However, failure to comply with such laws could result in the imposition of severe penalties and other costs or restrictions on operations by government agencies or courts that could materially adversely affect operations.

     The operations at the resorts require numerous permits and approvals from federal, state and local authorities, including permits relating to land use, ski lifts and the sale of alcoholic beverages. In addition, the Company's operations are heavily dependent on its continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of its facilities, and otherwise to conduct its operations. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies will not occur in a manner that could have a detrimental effect on the Company, or that material permits, licenses or agreements will not be canceled, or renewed, or will be renewed on terms materially less favorable to the Company. Major expansions of any one or more of the Company's resorts could require, among other things, the filing of an environmental impact statement or other documentation with the Forest Service and state or local governments under NEPA and certain state or local NEPA counterparts if it is determined that the expansion may have a significant impact upon the environment. Although the Company has no reason to believe that it will not be successful in implementing its operations and development plans, no assurance can be given that necessary permits and approvals will be obtained or renewed.

     Certain regulatory approvals associated with a snowmaking pipeline at Loon Mountain, as well as certain contractual obligations, impose minimum stream flow requirements on Loon Mountain. These requirements will compel Loon Mountain to construct water storage facilities within approximately four years, and such construction may require further regulatory approvals and environmental documentation under NEPA. No assurances can be given that such regulatory approvals will be obtained or that the Company will have the financial resources to complete such construction.

     Except for certain permitting and environmental compliance matters relating to Loon Mountain described above and in Part I, Item 3. "Legal Proceedings," the Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation.

Employees

     As of December 31, 2002, the Company employed a full-time corporate staff of 40 persons. In addition, the Company's resorts employ an aggregate of approximately 500 full-time and approximately 4,400 seasonal employees. None of the employees of the Company or its resorts is represented by a labor union, and the Company considers its employee relations to be good.

Item 2. Properties

     Northstar consists of approximately 8,000 acres of land privately owned by the Company. Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a Term Special Use Permit with the Forest Service. Waterville Valley owns 11 acres on Snow Mountain and two acres at the Conference Center, and leases 790 acres of land on Mt. Tecumseh from the federal government under a Term Special Use Permit issued by the Forest Service. Mt. Cranmore owns 754 acres and holds deeded easements enabling it to develop an additional 500 acres of ski terrain. Loon Mountain owns 565 acres and leases 1,366 acres of land in the White Mountain National Forest under a Term Special Use Permit issued by the Forest Service permitting year-round recreational use. The Summit owns 686 acres of its 4,103 gross acreage, leases approximately 440 acres under a private permit, utilizes 1,280 acres for cross-country skiing under an annual operating agreement with the Forest Service and utilizes 1,697 acres of mountain terrain under a Forest Service Term Special Use Permit. In addition, each of the Company's resorts have ski lodges and other facilities that management believes are suitable for the Company's current operations. For further information regarding the Company's properties, see Part I, Item 1. "Business - Resort Operations" and "- Regulation and Legislation."

     Substantially all of the consolidated assets of the Company are pledged as collateral for outstanding borrowings under the Senior Credit Facility (as defined herein). In addition, the Term Special Use Permits with the Forest
Service relating to the Sierra, Waterville Valley, Loon Mountain and Summit resorts are encumbered as collateral for the Senior Credit Facility.

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

     In connection with the Company's 1998 acquisition of Loon Mountain Recreation Corporation ("LMRC"), certain shareholders of LMRC filed several lawsuits challenging the transaction and seeking to exercise dissenters' rights under the New Hampshire Business Corporation Act. Each of these lawsuits has been decided or otherwise resolved in favor of the Company, LMRC and its former directors, resulting in no further liability or obligation relating to the transaction for LMRC, its former directors or the Company and its affiliates. The New Hampshire Superior Court has awarded attorneys fees to the defendants in certain of these cases in the amount of $972,000 (with $420,000 for LMRC and the Company and $552,000 for the insurer that funded certain costs of defending the former LMRC directors), although the amount of such award remains subject to appeal and the likelihood or timing of collection of such amount is uncertain.

     On January 3, 2002, an adjacent property owner (the "Easement Plaintiff") affiliated with certain of the plaintiffs in several of the lawsuits challenging the Company's acquisition of LMRC, filed suit against LMRC and Loon Realty Corp. in the Grafton County, New Hampshire Superior Court. LMRC and Loon Realty Corp. are the beneficiaries of certain easements across Easement Plaintiff's land, and Easement Plaintiff sought to vacate such easements and recover damages relating to the use thereof. This latest action was the refiling of a suit raising identical claims that was ultimately dismissed by the New Hampshire Supreme Court. On June 5, 2002, the Grafton County, New Hampshire Superior Court dismissed this suit and, based on its determination that the Easement Plaintiff brought this action in bad faith, ruled that LMRC and Loon Realty Corp. are entitled to recovery of attorney's fees and costs. The New Hampshire Supreme Court summarily affirmed the Superior Court's dismissal of the suit and this matter is therefore resolved.

     In 1995, an individual sued the Forest Service in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA"), and an executive order in approving improvements to and an expansion at Loon Mountain. The District Court entered a final order dated December 11, 1998 that imposed certain conditions and limitations on LMRC's operations. Under its terms, the order was effective until the Forest Service completed an additional environmental review process under NEPA and issued a new Term Special Use Permit for Loon Mountain. In 1997, an individual and an environmental group filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline. The District Court entered an injunction on February 12, 1999 which limited LMRC's use of the snowmaking pipeline until the Forest Service completed its additional environmental analysis under NEPA and issued a Record of Decision ("ROD").

     As described in Part I, Item 1. "Business - Regulation and Legislation", on February 26, 2002, the Forest Service completed its environmental analysis under NEPA and issued a ROD approving the Final Environmental Impact Statement for Loon Mountain. The Forest Service issued a Term Special Use Permit to LMRC for Loon Mountain on June 24, 2002. The Forest Service denied an administrative appeal of the ROD in a June 7, 2002 letter decision. The ROD and the June 7, 2002 letter decision are subject to judicial review in federal court. As of the date of this Report, no action for judicial review had been filed. The Company can give no assurance regarding whether such a judicial appeal will be filed or the timing or outcome of such process.

     Effective February 22, 2001, certain plaintiffs in lawsuits (each of which have now been dismissed or settled) alleging violations of environmental laws by LMRC entered into settlement agreements with LMRC, which resolve all issues among them and LMRC relating to LMRC's prior operations and current proposal for near term expansion and upgrading of the Loon Mountain resort. Among other things, these agreements impose certain restrictions on the operation of the resort and the future development of certain private land at the resort.

     On November 13, 2001, the Company filed a lawsuit against ASU International LLC, Essex Insurance Company and Certain Underwriters, Lloyd's London (collectively, the "Insurers") in Superior Court in Massachusetts. The Company had placed with the Insurers weather/income stabilization coverage for the 2000/01 ski season for certain of its resorts. During the applicable period of the policies, the Company incurred losses at two of its resorts which the Company believes were covered under the terms of such policies. The Company believes that it complied with its obligations under the policies and has properly reported and made claims in accordance with the policies for losses aggregating in excess of $1.5 million. In response to the Insurers' failure to properly process the Company's claims, the Company seeks recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices. The Company's complaint seeks recovery for the full amount of its claims as well as multiple damages and attorneys' fees based on its assertion of unfair and deceptive claims practices by the Insurers.

     Partial resolution of the claims was reached and a payment of $700,000 was made by the Insurers in April 2002. This payment was made and accepted without prejudice to the remainder of the Company's claims. This lawsuit remains in the discovery phase, with certain key depositions scheduled for the first quarter of 2003. Based on an evaluation of information and progress of discovery to date and the advice of counsel, the Company believes that realization of its recorded claims is probable. However, no assurance can be given regarding the timing of resolution of this matter.

Item 4. Submission of Matters to a Vote of Security Holders

     On October 4, 2002, Parent, the sole shareholder of the Company, acting through its President, Christopher P. Ryman, voted to reelect and confirm George
N. Gillett, Jr., Dean C. Kehler, Edward Levy and Gary M. Pelletier as the members of the Board of Directors of the Company. No other matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established trading market for any class of equity securities of the Company. All of the Company's equity securities are owned by Parent.

     The Company's principal debt agreements contain restrictions on the Company's ability to pay dividends. The Company has not paid any dividends on its common stock since inception. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" and
Note 5 to the accompanying consolidated financial statements.

Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Report and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data of the Company as of and for the years ended October 30, 1998, October 29, 1999, October 27, 2000, November 2, 2001 and November 1, 2002, have been derived from the audited consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors.

     The financial information presented below includes information on "Total EBITDA," "Noncash Cost of Real Estate Sales" and "Total EBITDA (excluding Noncash Cost of Real Estate Sales)." "Total EBITDA" represents operating income before depreciation, depletion and amortization expense. "Noncash Cost of Real Estate Sales" represents the allocated portion of real estate development expenditures previously capitalized (including acquisition costs allocated to real estate development) which relate to current real estate sales. Although EBITDA is not a measure of performance under accounting principles generally accepted in the United States ("GAAP"), the information is presented because management believes it provides useful information regarding a company's ability to incur and service debt. Further, Total EBITDA (excluding Noncash Cost of Real Estate Sales) is calculated consistent with the manner that "EBITDA" is calculated under the Indenture governing the Company's 12.5% senior notes due 2007 (the "Senior Notes"), and therefore, management believes this measure is meaningful to holders of the Senior Notes. EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. In addition, the EBITDA measures as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.



                                                           --------------------------------------------------------------------
                                                                Year         Year          Year           Year          Year
                                                               Ended        Ended         Ended          Ended         Ended
                                                              October      October       October        November      November
                                                            30, 1998(b)   29, 1999      27, 2000(c)     2, 2001       1, 2002
                                                            -----------  -----------   -----------    -----------   -----------
                                                                      (Dollars in Thousands, except Revenue per Skier Day)
Statement of Operations Data: (a)
Revenue:
   Resort Operations.............................          $  86,131     $ 101,962     $ 108,430      $ 107,090     $ 108,827
   Real Estate and Other.........................              7,608        12,744        19,670            276        11,705
                                                            -----------  -----------   -----------    -----------   -----------
                                                              93,739       114,706       128,100        107,366       120,532
Operating Expenses:
   Cost of Sales - Resort Operations.............             54,570        66,581        62,804         61,290        63,137
   Cost of Sales - Real Estate and Other.........              4,671         5,244         4,507            211         2,920
   Depreciation, Depletion and Amortization (d)..             15,535        18,769        19,437         22,181        17,094
   Selling, General and Administrative...........             17,313        20,736        21,187         21,428        22,614
   Unusual Items, Net............................                  -           487             -              -             -
                                                            -----------  -----------   -----------    -----------   -----------
Operating Income.................................              1,650         2,889        20,165          2,256        14,767
Other Income (Expense):
   Interest Expense..............................            (17,456)      (18,517)      (18,158)       (16,822)      (15,281)
   Amortization of Deferred Financing Costs......             (1,203)       (1,093)       (1,084)          (966)       (1,126)
   Gain on Early Retirement of Debt..............                  -             -             -          1,723         2,761
   Other Income (Expense)........................               (280)         (261)           47            153          (105)
                                                            -----------  -----------   -----------    -----------   -----------
   Other Income (Expense), Net...................            (18,939)      (19,871)      (19,195)       (15,912)      (13,751)
                                                            -----------  -----------   -----------    -----------   -----------
Income (Loss) from Continuing Operations Before
   Change in Accounting Principle................            (17,289)      (16,982)          970        (13,656)        1,016

Discontinued Operations:
   Income (Loss) from Discontinued Operations of
     Bear Mountain Resort........................               (241)       (1,811)       (1,327)          (138)          549
   Loss on Sale of Bear Mountain Resort..........                  -             -             -              -        (3,235)
                                                            -----------  -----------   -----------    -----------   -----------
Loss on Discontinued Operations..................               (241)       (1,811)       (1,327)          (138)       (2,686)
                                                            -----------  -----------   -----------    -----------   -----------
Loss Before Change in Accounting Principle.......            (17,530)      (18,793)         (357)       (13,794)       (1,670)
Change in Accounting Principle for Goodwill (d)..                  -             -             -              -          (200)
                                                            -----------  -----------   -----------    -----------   -----------
Net Loss.........................................          $ (17,530)    $ (18,793)    $    (357)     $ (13,794)    $  (1,870)
                                                            ===========  ===========   ===========    ===========   ===========
Other Financial and Operating Data:
Total Skier Days (e).............................          1,811,000     2,139,000     2,036,000      2,167,000     2,154,000
Revenue (Excluding Paid Skier Visit Insurance
   Policy Revenue) per Skier Day (f).............          $   47.56     $   47.67     $   50.56      $   48.61     $   50.52
Capital Expenditures for Property and Equipment..          $  15,500     $  14,342     $  21,909      $  12,944     $  11,638
Net Cash Provided by (Used in):
   Operating Activities..........................          $   7,559     $  15,393     $  29,737      $  13,366    $   23,523
   Investing Activities..........................          $ (47,718)    $ (18,504)    $  (9,124)     $ (15,280)    $    (782)
   Financing Activities..........................          $  40,322     $   2,947     $ (20,378)     $   1,676     $ (22,535)
Ratio of Earnings to Fixed Charges (g) ..........                  -             -          1.03              -          1.05
Total EBITDA (h).................................          $  17,185     $  21,658     $  39,602      $  24,437     $  31,861
Noncash Cost of Real Estate Sales................          $   3,721     $   4,743     $   2,460      $       -     $   2,478
Total EBITDA (Excluding Noncash Cost of Real
   Estate Sales) (h).............................          $  20,906     $  26,401     $  42,062      $  24,437     $  34,339


                                                               As of        As of         As of          As of         As of
                                                              October      October       October        November      November
                                                             30, 1998     29, 1999      27, 2000        2, 2001       1, 2002
                                                            -----------  -----------   -----------    -----------   -----------
Balance Sheet Data:                                                                 (In Thousands)
Working Capital (Deficit), Including Revolving
   Credit Facility Borrowings....................          $ (33,093)    $ (45,309)    $ (31,628)     $ (46,221)    $ (35,935)
Total Assets.....................................          $ 218,546     $ 210,346     $ 199,063      $ 189,218     $ 166,600
Long-term Debt...................................          $ 137,352     $ 136,483     $ 136,790      $ 128,664     $ 120,195
Total Debt (i)...................................          $ 156,280     $ 160,986     $ 144,498      $ 148,040     $ 127,157
Preferred Stock of Subsidiary (j)................          $   2,634     $   2,133     $   1,638      $   1,136     $       -
Common Shareholder's Equity......................          $  37,377     $  18,584     $  18,227      $   4,433     $   2,563

                                                                                                  (see accompanying footnotes)

                        Notes to Selected Financial Data

(a) Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which was adopted by the Company effective as of October 28, 2000, the historical results of operations and loss on sale of the Bear Mountain resort are presented as discontinued operations in the Company's consolidated statements of operations. As the sale of the Grand Targhee resort occurred prior to the adoption of SFAS No. 144, the former operations of the Grand Targhee resort through June 20, 2000 are reflected in the Company's continuing operations for the years ended October 30, 1998, October 29, 1999 and October 27, 2000.

(b) Reflects the financial results of Waterville Valley, Mt. Cranmore, Northstar, Sierra, the Summit and Grand Targhee for the entire period, and Loon Mountain for the period beginning February 26, 1998, the date on which it was acquired by the Company. Reported total skier days for the year ended October 30, 1998 reflects 77,000 actual skier days for Loon Mountain during the period of the Company's ownership. Total skier days for Loon Mountain for the entire 1997/98 ski season were 350,000 skier days.

(c)  Reflects the divestiture of the Grand Targhee resort on June 20, 2000.

(d) In June 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company adopted SFAS No. 142 effective as of November 3, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each resort. Based on the transitional impairment test, the Company wrote down goodwill by $200,000 for one resort, which has been reflected as the cumulative effect of a change in accounting principle for the year ended November 1, 2002. The following table reflects the amount of recorded goodwill amortization and adjusted net income (loss) excluding such goodwill amortization for the periods indicated:

                                  Year        Year          Year          Year
                                 Ended       Ended         Ended         Ended
                                October     October       October       November
                               30, 1998    29, 1999      27, 2000       2, 2001
                              ----------  ----------    ----------    ----------
                                                 (In Thousands)
     Reported Net (Loss).....$ (17,530)   $ (18,793)    $   (357)     $ (13,794)
     Goodwill Amortization...    2,237        2,391        2,356          2,343
                              ----------  ----------    ----------    ----------
     Adjusted Net Income
       (Loss) ...............$ (15,293)   $ (16,402)    $  1,999      $ (11,451)
                              ==========  ==========    ==========    ==========

(e) Total skier days associated with Bear Mountain's operations have been excluded from the Company's reported total skier days disclosed in Other Financial and Operating Data.

(f) Reflects revenue from resort operations divided by total skier days. For the years ended October 27, 2000 and November 2, 2001, the amount presented for revenue per skier day excludes the effect of paid skier visit insurance policy revenue of $5,480,000 and $1,754,000, respectively.

(g) For purposes of this computation, earnings are the sum of (i) income (loss) from continuing operations, and (ii) fixed charges excluding capitalized interest and preferred stock dividend requirements. Fixed charges are the sum of (i) interest expensed and capitalized, (ii) an estimate of the interest within rent expense, (iii) amortization of deferred financing costs, and (iv) preferred stock dividend requirements. Earnings were inadequate to cover fixed charges by approximately $13,800,000, $17,500,000 and $17,700,000 during the years ended November 2, 2001, October 29, 1999 and October 30, 1998, respectively.

(h)  The  following  table  reconciles   operating  income  from  the  Company's
     consolidated statements of operations to Total EBITDA and Total EBITDA (excluding Noncash Cost of Real Estate Sales) for the periods indicated:



                                                    Year         Year          Year           Year          Year
                                                    Ended        Ended         Ended          Ended         Ended
                                                   October      October       October        November      November
                                                   30, 1998     29, 1999      27, 2000       2, 2001       1, 2002
                                                 -----------  -----------   -----------    -----------   -----------
                                                                       (In Thousands)
     Reported Operating Income.................  $   1,650    $   2,889     $  20,165      $   2,256    $   14,767
     Depreciation and Depletion................     13,298       16,339        17,037         19,776        17,094
     Amortization of Goodwill and Other
       Intangible Assets.......................      2,237        2,430         2,400          2,405             -
                                                 -----------  -----------   -----------    -----------   -----------
     Total EBITDA..............................     17,185       21,658        39,602         24,437        31,861
     Noncash Cost of Real Estate Sales.........      3,721        4,743         2,460              -         2,478
                                                 -----------  -----------   -----------    -----------   -----------
     Total EBITDA (Excluding Noncash Cost of
       Real Estate Sales)......................  $  20,906    $  26,401     $  42,062      $  24,437    $   34,339
                                                 ===========  ===========   ===========    ===========   ===========

(i) Includes Revolving Credit Facility borrowings, current portion of long-term debt and long-term debt.

(j) Represented preferred stock of a subsidiary of the Company which was subject to mandatory redemption requirements through January 15, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "- Risk Factors," "- Forward-Looking Statements" and elsewhere in this Report.

General

     The Company's ski operations are highly sensitive to weather conditions and the overall strength of the national economy and the regional economies in the areas in which the Company operates. The Company believes that the geographic diversity of its resorts and the use of extensive snowmaking technology coupled with advanced trail grooming equipment, which together can provide consistent skiing conditions, can partially mitigate the risk of both economic downturns and adverse weather conditions in any given region. However, the Company remains vulnerable to warm weather, heavy rains, high winds, drought and other types of severe or unusual weather conditions, which can have a significant effect on the operating revenues and profitability at one or more of the Company's resorts. Moreover, since 2000, the Company has sold two resorts (Grand Targhee and Bear Mountain), thereby reducing its geographical diversity.

     The Company's three most weather-sensitive resorts, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 136, 139 and 99 days, respectively, during each of the last five ski seasons, including the 2001/02 ski season. However, the efficiency and effectiveness of snowmaking operations can be negatively impacted by numerous factors, including temperature variability, reliability of water sources, availability and cost of adequate energy supplies and unfavorable weather events such as heavy rains.

     Sierra and the Summit generally experience higher natural snowfall levels, averaging approximately 484 and 450 inches of snowfall, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities in terms of trail coverage are considerably less extensive than at Waterville Valley, Loon Mountain or Mt. Cranmore. However, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period, and therefore, the timing and extent of natural snowfall can significantly impact operating conditions.

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

     The Company seeks to maximize revenues and operating income by managing the mix of skier days and revenue per skier day. These strategies are also designed to maximize resort cash flow. The strategy for each resort is based on the demographic profile of its market and the physical capacity of its mountain and facilities. The Company seeks to increase skier days by developing effective ticket pricing and season pass strategies and sales and marketing programs to improve peak and off-peak volume. The Company also seeks to increase skier days by offering a quality guest experience and developing effective target marketing programs. See Part I, Item 1. "Business - Marketing and Sales." The Company seeks to improve revenue per skier day by effectively managing the price, quality and value of each of its ski-related services, including retail shops, equipment rentals, lessons and food and beverage facilities.

     The Company's current resorts have invested approximately $49.3 million (including $8.1 million of equipment acquired through capital leases and other debt) in capital expenditures during the last three fiscal years to upgrade chairlift capacity, expand terrain, improve skier service, enhance retail and food and beverage facilities, increase snowmaking capabilities and to meet sustaining capital requirements, all of which management believes are important in providing a quality guest experience.

     The following table summarizes the sources of the Company's revenues from resort operations for the years ended November 1, 2002, November 2, 2001 and October 27, 2000. The information for the year ended October 27, 2000 includes the operating results of the Grand Targhee resort, which was sold in June 2000. Pursuant to Statement of Financial Accounting Standards No. 144, which the Company adopted in fiscal 2001, the information presented does not include the operating results of the Bear Mountain resort, which was sold in October 2002.

                                                    Year Ended
                                  ---------------------------------------------
                                   November 1,      November 2,     October 27,
                                      2002             2001            2000
                                  ------------     ------------    ------------
                                                  (In thousands)
Lift Tickets......................$    42,655      $    42,900     $    40,427
Season Passes.....................     14,520           11,596          10,931
Snow School.......................      8,119            7,348           6,802
Equipment Rental..................      8,930            8,597           7,773
Retail............................      4,916            4,965           5,311
Food and Beverage.................     15,864           15,895          16,132
Other.............................     13,823           14,035          15,574
                                  ------------     ------------    ------------

Revenues from Resort Operations
   before Paid Skier Visit
   Insurance......................    108,827          105,336         102,950

Paid Skier Visit Insurance........          -            1,754           5,480
                                  ------------     ------------    ------------
Total Resort Operations Revenues..$   108,827      $   107,090     $   108,430
                                  ============     ============    ============

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

     Each of the Company's resorts is subject to the threat of personal injury claims relating principally to snow sports activities as well as premises and vehicular operations and workers' compensation matters. The Company maintains various forms of insurance covering claims related to its properties and usual and customary risks associated with the operation of four-season recreation resorts. As a result of the terrorist attacks on September 11, 2001, the insurance industry has experienced significant losses and a substantial reduction in underwriting capacity, which has generally resulted in significantly higher renewal premiums for companies seeking insurance. In connection with its annual renewal of insurance coverage for 2003, the Company experienced an increase in insurance premium costs of approximately $1,500,000 over the level of such costs in 2002. In addition, the elimination of paid skier visit insurance coverage is likely to lead to more variability in the Company's operating results.

     The Company's real estate and other segment is primarily engaged in the sale of single family lots, development real estate and timber at Northstar. The revenues, operating income and cash flows of the real estate and other segment are highly variable. Revenues from the Company's real estate and other segment were $11,705,000, $276,000 and $19,670,000 for the years ended November 1, 2002,
November 2, 2001 and October 27, 2000, respectively.

Results of Operations of the Company

     Overview

     The opening and closing dates for the Company's resorts for the 2001/02, 2000/01 and 1999/00 ski seasons were as follows:

                                               Opening Dates
                             2001/02 Season     2000/01 Season    1999/00 Season

     Northstar.............  Nov. 29, 2001      Nov. 18, 2000     Nov. 20, 1999
     Sierra................  Nov. 25, 2001      Nov. 3, 2000      Nov. 24, 1999
     Waterville Valley*....  Nov. 16, 2001      Nov. 19, 2000     Nov. 19, 1999
     Mt. Cranmore..........  Dec. 15, 2001      Nov. 25, 2000     Dec. 4, 1999
     Loon Mountain*........  Nov. 16, 2001      Nov. 22, 2000     Nov. 19, 1999
     The Summit............  Nov. 30, 2001      Dec. 1, 2000      Nov. 27, 1999


                                               Closing Dates
                             2001/02 Season     2000/01 Season    1999/00 Season

     Northstar.............  April 21, 2002     April 22, 2001    April 24, 2000
     Sierra................  April 15, 2002     April 23, 2001    April 24, 2000
     Waterville Valley.....  April 7, 2002      April 15, 2001    April 9, 2000
     Mt. Cranmore..........  March 24, 2002     April 1, 2001     March 26, 2000
     Loon Mountain.........  April 14, 2002     April 29, 2001    April 23, 2000
     The Summit............  May 5, 2002        April 22, 2001    April 23, 2000


*  Following their openings for the 2001/02 season,  Waterville  Valley and Loon
   Mountain   ceased   operations  in  December  2001  for  six  and  ten  days,
   respectively, due to eroding conditions as a result of warm weather.

     Due to warm temperatures and the lack of natural snowfall in the Lake Tahoe region for most of November 2001, Northstar and Sierra did not open for the 2001/02 season until after Thanksgiving Day, whereas for the 2000/01 season, Northstar opened on schedule and Sierra experienced an unusually early opening. In the first half of December 2001, the Lake Tahoe region received significantly above average snowfall, which allowed Northstar and Sierra to open 100% of their terrain earlier than usual, and provided favorable conditions going into the Christmas holiday period and the first half of January 2002. However, snowfall levels in the Lake Tahoe region in January and February 2002 were below historical levels, and several weekends in March 2002 were negatively impacted by disruptive storms. In addition, the early timing of the Easter holiday period and softening conditions in April 2002 negatively impacted late season business. For the 2000/01 season as a whole, snowfall levels in the Lake Tahoe region were below historical levels, although as compared to the 1999/00 ski season, both Northstar and Sierra benefited from generally improved trail coverage and conditions during the 2000 Christmas holiday period and early January 2001. For the 1999/00 ski season, Northstar and Sierra experienced unseasonably dry weather and a lack of natural snowfall during November, December and the first part of January 2000, which significantly impacted terrain availability at these resorts during such period. However, snowfall for these resorts returned to more normal levels during the later half of January and February 2000.

     For the 2001/02 season, the Northeast experienced drought conditions and one of the warmest winters on record. While Waterville Valley and Loon Mountain opened for the 2001/02 season on schedule, the resorts were forced to close for six and ten days, respectively, in early December 2001 due to eroding conditions as a result of warm weather. Mt. Cranmore was unable to open for the 2001/02 season until December 15, 2001. In addition to difficult early season conditions and below average snowfall, the Company's New Hampshire resorts experienced an above average number of negative weather events during the 2001/02 season, including periods of warm weather and rain. By comparison, weather conditions for the Company's New Hampshire resorts for the 2000/01 season were generally favorable, with cold temperatures and above average snowfall. The New Hampshire resorts experienced variable temperatures and a lack of significant natural snowfall through the middle of January of the 1999/00 ski season.

     The Summit received above average snowfall and experienced generally favorable conditions during the 2001/02 season, whereas the 2000/01 season was marked by significantly below average snowfall. Conditions at the Summit for the 1999/00 season were generally favorable.

     On October 10, 2002, the Company consummated the sale of all of the capital stock of Bear Mountain, Inc., the owner and operator of the Bear Mountain ski resort, to Snow Summit Ski Corporation for a purchase price of $12,000,000 in cash, subject to certain adjustments for working capital, assumed debt and allocations of off-season operating losses and capital expenditures. The purchase price was determined through arms-length negotiations. As a result of the disposal, the Company has reflected the historical operating results of Bear Mountain as discontinued operations in its consolidated statements of operations. Based on the terms of the transaction, the Company recognized a loss on sale of $3,235,000. Additional financial information relating to Bear
Mountain is included in Note 10 to the accompanying consolidated financial statements.

     The Company sold the assets associated with the Grand Targhee resort on June 20, 2000. Grand Targhee contributed resort operations revenues of $7,367,000, income from operations of $1,539,000 and income from operations before depreciation expense of $2,229,000 during the year ended October 27, 2000.

     The Company's fiscal years ended November 1, 2002 and October 27, 2000 were 52 week periods, whereas the fiscal year ended November 2, 2001 was a 53 week period. As the additional week in 2001 occurred during the non-peak period prior to the start of the 2001/02 ski season, the inclusion of the 53rd week in 2001 did not have a significant impact on the comparability of resort operations revenues between periods. Cost of operations for the Company's resort business and selling, general and administrative expense in 2001 included approximately $400,000 in incremental labor costs due to payroll associated with the 53rd week.

     Year Ended November 1, 2002 Compared to the Year Ended November 2, 2001

Continuing Operations:

     Total revenue for the year ended November 1, 2002 was $120,532,000, an increase of $13,166,000, or 12%, over the Company's revenues for the year ended November 2, 2001. Revenues from resort operations for the 2002 period were $108,827,000, an increase of $1,737,000, or 2%, as compared to the 2001 period. Revenues from real estate operations for the year ended November 1, 2002 were $11,300,000, due to the close of escrow on 25 lots within the Unit 7 development at Northstar. There were no real estate sales in the 2001 period. Timber operations contributed revenues of $405,000 in the 2002 period as compared to $276,000 in the 2001 period.

     For the 2000/01 season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies had a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies required the insured to experience monthly or annual snowfall amounts below certain agreed upon levels before a claim could be filed for the decline in paid skier visits. For the year ended November 2, 2001, the Company recorded resort operations revenues of $1,500,000 for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies. The Company's claims were determined based on a specified formula under the paid skier visit insurance policies and snowfall information verified by an independent third party. The Company believes that it fully complied with its obligations under the policies, and properly reported and made claims in accordance with the policies for losses aggregating in excess of $1,500,000. As a result of the underwriters' failure to properly process the Company's claims, in November 2001, the Company filed a lawsuit against the underwriters seeking recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices. In April 2002, the underwriters made a partial offer of settlement of $700,000, which the Company accepted with a reservation of all rights and remedies under the terms of the policies and applicable law with respect to its remaining claims. The
Company intends to vigorously pursue collection of its remaining claims. The parties to the lawsuit are currently conducting discovery in the matter. Based on an evaluation of information to date and the advice of counsel, the Company believes that realization of its recorded claims is probable. However, no assurance can be given regarding the timing of the resolution of this matter.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. For the year ended November 2, 2001, resort operations revenues included $254,000 for additional claim recoveries received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000.

     Resort operations revenues were $108,827,000 for the year ended November 1, 2002, an increase of $3,491,000, or 3%, from the 2001 period (excluding the effect of paid skier visit insurance). Revenues for Northstar increased by $798,000, primarily due to higher per skier revenue yields. Revenues for Sierra increased by $1,518,000 due to higher skier visits and increased season pass sales, as well as moderate increases in per skier revenue yields. Revenues for Waterville Valley, Mt. Cranmore and Loon Mountain decreased by $628,000, $688,000 and $985,000, respectively, primarily due to lower skier visits, partially offset by improved per skier revenue yields. The Summit's revenues increased by $3,476,000 due primarily to a significant increase in skier visits, as well as higher season pass revenues and yield improvements. The improvement in per skier revenue yields at the Company's resorts was primarily due to price increases, and to a lesser extent, sales of additional services and products to the Company's guests.

     Cost of sales for resort operations for the year ended November 1, 2002 were $63,137,000, an increase of $1,847,000, or 3%, as compared to the 2001 period. The increase was the result of the combined effects of the following items: (1) increased workers' compensation provisions of approximately $1,900,000 for unfavorable trends in workers' compensation exposures at the Company's California and Washington resorts, (2) increased credit card costs, Forest Service permit fees and other variable operating costs related to increased revenues, and (3) normal inflationary factors.

     Cost of sales for real estate and timber operations for the year ended November 1, 2002 was $2,920,000, including Noncash Cost of Real Estate Sales (as defined on page 25 of this Report) of $2,478,000, primarily as a result of the close of escrow on 25 lots within the Unit 7 development at Northstar. Cost of sales for timber operations for the year ended November 2, 2001 were $211,000.

     Depreciation and depletion expense for the year ended November 1, 2002 was $17,094,000, a decrease of $2,682,000 from the 2001 period. The decline in depreciation expense was primarily due to certain assets acquired in connection with the Company's resort acquisitions in 1996 and 1997 having become fully depreciated.

     The Company's operating results for the year ended November 2, 2001 reflected goodwill amortization of $2,343,000. Adjusted net loss for the year ended November 2, 2001 would have been $11,451,000 excluding such goodwill amortization. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each resort. Based on the results of the transitional impairment test, the Company wrote down goodwill by $200,000 for one resort, which has been reflected as the cumulative effect of a change in accounting principle in the accompanying statement of operations for the year ended November 1, 2002.

     Selling, general and administrative expenses for the year ended November 1, 2002 were $22,614,000, an increase of $1,186,000, or 6%, as compared to the 2001 period. Selling, general and administrative expenses for the 2002 and 2001 periods include $1,214,000 and $829,000, respectively, relating to the Company's real estate segment. The increase in total selling, general and administrative expenses between the 2002 and 2001 periods was principally due to the following factors: (1) an increase in payroll due to the addition of certain resort and corporate management and administrative positions, as well as increased commission costs due to higher commissionable sales, and (2) normal inflationary factors.

     Operating income for the year ended November 1, 2002 was $14,767,000, an increase of $12,511,000 over the operating income generated for the 2001 period, as a result of the factors discussed above.

     Interest expense for the year ended November 1, 2002 totaled $15,281,000, a decrease of $1,541,000, or 9%, from the Company's interest expense for the year ended November 2, 2001, as a result of lower average interest rates and reduced borrowings.

     The Company recognized gains on the early retirement of debt of $2,761,000 and $1,723,000 for the years ended November 1, 2002 and November 2, 2001, respectively, relating to the repurchase of its 12.5% senior notes due 2001 (the "Senior Notes").

     The Company's income from continuing operations for the year ended November 1, 2002 was $1,016,000, an increase of $14,672,000 from the loss from continuing operations of $13,656,000 for the 2001 period, as a result of the factors discussed above.

     As of November 1, 2002 and November 2, 2001, the Company had estimated net operating loss carryforwards of approximately $88,600,000 and $84,700,000, respectively, for federal income tax reporting purposes, which expire between 2012 and 2022. The tax benefits of such net operating losses are fully offset by a valuation reserve. Accordingly, during the years ended November 1, 2002 and November 2, 2001, no income tax benefit has been provided.

Discontinued Operations:

     The Company recognized income from the discontinued operations of Bear Mountain, excluding the loss recorded on the sale of the capital stock of Bear Mountain, of $549,000 for the year ended November 1, 2002, an increase of $687,000 from the loss generated during the 2001 period. The increase was primarily the result of reduced depreciation expense as certain assets acquired as part of the acquisition of Bear Mountain in 1996 have become fully depreciated, partially offset by (1) decreased revenues principally as a result of lower skier visits during the 2001/02 ski season, and (2) increased cost of sales primarily as a result of the Company's involvement in electrical rate proceedings and other regulatory matters involving Bear Mountain.

     The Company's net loss for the year ended November 1, 2002 was $1,870,000, an improvement of $11,924,000 from the net loss of $13,794,000 generated for the year ended November 2, 2001, as a result of the factors discussed above.

     The financial information presented below includes information on "Total EBITDA," "Noncash Cost of Real Estate Sales," and "Total EBITDA (excluding Noncash Cost of Real Estate Sales)." "Total EBITDA" represents operating income before depreciation, depletion and amortization expense. "Noncash Cost of Real Estate Sales" represents the allocated portion of real estate development expenditures previously capitalized (including acquisition costs allocated to real estate development) which relate to current real estate sales. Although EBITDA is not a measure of performance under accounting principles generally accepted in the United States ("GAAP"), the information is presented because management believes it provides useful information regarding a company's ability to incur and service debt. Further, Total EBITDA (excluding Noncash Cost of Real

Estate Sales) is calculated consistent with the manner that "EBITDA" is calculated under the Indenture governing the Company's Senior Notes, and therefore, management believes this measure is meaningful to holders of the Senior Notes. EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. In addition, the EBITDA measures as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

                                       Year Ended
                                 November 1,   November 2,            Percentage
                                    2002         2001       Increase   Increase
                                 ----------   -----------  ---------- ----------
                                              (In thousands)

  Total EBITDA.................. $  31,861     $  24,437    $  7,424       30%
  Noncash Cost of Real
    Estate Sales................ $   2,478     $       -    $  2,478      100
  Total EBITDA (excluding
    Noncash Cost of Real
    Estate Sales)............... $  34,339     $  24,437    $  9,902       41


     Year Ended November 2, 2001 Compared to the Year Ended October 27, 2000

Continuing Operations:

     Total revenue for the year ended November 2, 2001 was $107,366,000, a decrease of $20,734,000, or 16%, from the Company's revenues for the year ended October 27, 2000. Revenues from resort operations for the 2001 period were $107,090,000, a decrease of $1,340,000, or 1%, as compared to the 2000 period. Revenues from real estate and other operations for the year ended November 2, 2001 were $276,000, a decrease of $19,394,000 from the 2000 period.

     Due primarily to the generally improved weather and terrain conditions experienced by the Company's Lake Tahoe and New Hampshire resorts during the 2000/01 ski season as compared to the 1999/00 season as well as increased season pass visits due to a greater number of passes sold and higher estimated pass visits per passholder, total skier visits (excluding Bear Mountain for both periods and including Grand Targhee for the 2000 period) increased by 131,000, or 6%, to 2,167,000 visits for the 2000/01 ski season.

     For the 2000/01 season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies had a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies required the insured to experience monthly or annual snowfall amounts below certain agreed upon levels before a claim could be filed for the decline in paid skier visits. For the year ended November 2, 2001, the Company recorded resort operations revenues of $1,500,000 for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies. The Company's claims were determined based on a specified formula under the paid skier visit insurance policies and snowfall information verified by an independent third party. The Company believes that it fully complied with its obligations under the policies, and properly reported and made claims in accordance with the policies for losses aggregating in excess of $1,500,000. As a result of the underwriters' failure to properly process the Company's claims, in November 2001, the Company filed a lawsuit against the underwriters seeking recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices. In April 2002, the underwriters made a partial offer of settlement of $700,000, which the Company accepted with a reservation of all rights and remedies under the terms of the policies and applicable law with respect to its remaining claims. The
Company intends to vigorously pursue collection of its remaining claims. The parties to the lawsuit are currently conducting discovery in the matter. Based on an evaluation of information to date and the advice of counsel, the Company believes that realization of its recorded claims is probable. However, no assurance can be given regarding the timing of the resolution of this matter.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. For the year ended October 27, 2000, the Company recognized revenues of $6,600,000 (including $1,120,000 reflected in discontinued operations relating to Bear Mountain) for estimated claims proceeds under such policies. For the year ended November 2, 2001, resort operations revenues included $254,000 for additional claim recoveries which were received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000.

     Resort operations revenues, excluding the effect of paid skier visit insurance, were $105,336,000 for the year ended November 2, 2001, an increase of $2,386,000, or 2%, from the comparable revenues for the 2000 period. Revenues for Northstar and Sierra increased by $2,919,000 and $3,772,000, respectively, primarily due to higher skier visits. Revenues for Waterville Valley, Mt. Cranmore and Loon Mountain increased by $830,000, $1,077,000 and $912,000, respectively, due principally to higher skier visits, partially offset by reduced yields due to changes in the mix of skier visits. Revenues at the Summit increased by $243,000 due to higher season pass sales and a slight increase in skier visits. Offsetting these increases was the effect of the divestiture of the Grand Targhee resort, which contributed revenues of $7,367,000 during the year ended October 27, 2000.

     There were no sales of real estate during the year ended November 2, 2001. Revenues from real estate and other operations for the year ended October 27, 2000 were $19,670,000, consisting primarily of (1) revenues of $17,850,000 from the sale of certain developmental property at Northstar, (2) revenues from the close of escrow on the final four lots in Phases 4 and 4A of the Big Springs Development at Northstar, and (3) timber sales of $669,000. Timber operations contributed revenues of $276,000 in the 2001 period. The reduction in timber harvesting and related revenues in the 2001 period was principally due to harvesting restrictions as a result of adverse fire conditions in the Lake Tahoe region.

     Cost of sales for resort operations for the year ended November 2, 2001 were $61,290,000, a decrease of $1,514,000, or 2%, as compared to the 2000 period. Excluding cost of sales incurred by the Grand Targhee resort of $4,419,000 during the 2000 period, cost of sales for resort operations increased by $2,905,000 in 2001, or 5%, over the 2000 period. The increase was primarily the result of increased payroll and operating expenses as a result of the more normalized operations, increases in business volumes and extended seasons at the Northstar, Sierra and New Hampshire resorts due to improved snowfall and operating conditions. In addition, the following items also contributed to the increase: (1) the impact of the 53rd week of operations in 2001, (2) wage pressures due to the competitive labor markets in the areas of the Company's resorts and statutory changes affecting wage rates and overtime regulations in California, (3) higher utility and fuel prices, (4) additional operating costs associated with the launch of the new Lookout Mountain terrain expansion at Northstar, (5) increased snowmaking costs due to higher snowmaking production, and (6) normal inflationary factors.

     Selling, general and administrative expenses for the year ended November 2, 2001 were $21,428,000, an increase of $241,000, or 1%, as compared to the 2000 period. Excluding selling, general and administrative expenses incurred by the Grand Targhee resort of $719,000 during the 2000 period, selling, general and administrative expenses increased by $960,000 in 2001, or 5%, over the 2000 period. The increase was primarily the result of (1) general and administrative expenses of $829,000 associated with real estate development activities at Northstar and Loon Mountain, (2) the impact of the 53rd week of operations in 2001, (3) normal inflationary factors, (4) sales and marketing initiatives at the Company's resorts, and (5) marketing and promotional activities associated with the launch of the Lookout Mountain terrain expansion at Northstar.

     Cost of sales for real estate and other operations for the year ended October 27, 2000 of $4,507,000, including Noncash Cost of Real Estate Sales (as defined on page 25 of this Report) of $2,460,000, consisted of land basis, development and transaction costs associated with the sale of real estate at Northstar, and cost of sales for timber operations of $486,000. Cost of sales for real estate and other operations for the year ended November 2, 2001 was $211,000 and consisted solely of timber harvesting costs.

     Operating income for the year ended November 2, 2001 was $2,256,000, a decrease of $17,909,000, or 89%, from the operating income generated for the 2000 period, as a result of the factors discussed above.

     Interest expense for the year ended November 2, 2001 totaled $16,822,000, a decrease of $1,336,000, or 7%, from the Company's interest expense for the year ended October 27, 2000. The decrease was primarily the result of the Company's repurchase of $8,000,000 aggregate principal amount of its Senior Notes during the year ended November 2, 2001, as well as the effect of lower average borrowing levels and interest rates on the Company's Senior Credit Facility in the 2001 period.

     The Company recognized a gain on the early retirement of debt of $1,723,000 for the year ended November 2, 2001 as a result of the repurchase of $8,000,000 aggregate principal amount of Senior Notes.

     As of November 2, 2001 and October 27, 2000, the Company had estimated net operating loss carryforwards of approximately $84,700,000 and $74,500,000, respectively, for federal income tax reporting purposes. The tax benefits of such net operating losses were fully offset by a valuation reserve. Accordingly, during the years ended November 2, 2001 and October 27, 2000, no income tax benefit has been provided.

Discontinued Operations:

     The Company recognized losses from the discontinued operations of Bear Mountain of $138,000 and $1,327,000 for the years ended November 2, 2001 and October 27, 2000, respectively. The reduced loss in the 2001 period as compared to the 2000 period was primarily the result of increased skier visits and operating revenues during the 2000/01 ski season, partially offset by increased cost of sales for such period.

     The Company's net loss for the year ended November 2, 2001 was $13,794,000, as compared to a net loss of $357,000 for the year ended October 27, 2000, as a result of the factors discussed above.

     Total EBITDA and Total EBITDA (excluding Noncash Cost of Real Estate Sales) declined significantly between the years ended October 27, 2000 and November 2, 2001, as set forth below. EBITDA is not a measure of performance under GAAP and should not be viewed as a substitute for GAAP measures of financial performance. See page 25 of this Report for additional information regarding the manner in which Total EBITDA and Noncash Cost of Real Estate Sales are calculated and the reasons why the Company believes such measures provide useful information to investors.

                                       Year Ended
                                 November 2,   October 27,            Percentage
                                    2001         2000       Decrease   Decrease
                                 ----------   -----------  ---------- ----------
                                              (In thousands)

  Total EBITDA.................. $  24,437     $  39,602   $ (15,165)     (38)%
  Noncash Cost of Real
    Estate Sales................ $       -     $   2,460   $  (2,460)    (100)
  Total EBITDA (excluding
    Noncash Cost of Real
    Estate Sales)............... $  24,437     $  42,062   $ (17,625)     (42)

Liquidity and Capital Resources

     The Company's primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility (as defined below). Virtually all of the Company's operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations.

     Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (the "Senior Credit Facility") with Fleet National Bank, as administrative agent ("Agent"), and certain lenders. The following summary of the terms of the Senior Credit Facility, as amended, is qualified by reference to (i) the complete agreement governing the Senior Credit Facility, which is filed as an exhibit to this Report, and (ii) the First Amendment to the Senior Credit Facility, which is filed as an exhibit to this Report.

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

     For purposes of calculating interest, loans under the Senior Credit Facility can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of 4%. Interest on loans outstanding is payable quarterly. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility as of November 1, 2002 bore interest at an annual rate of 6.8% pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility as of November 1, 2002 bore interest at an annual rate of 6.25% pursuant to the base rate option.

     Borrowings under the Revolving Credit Facility could be used for working capital and general corporate purposes including, with the consent of the lenders, to repurchase Senior Notes. Borrowings under the Term Facility could be used to repurchase the Company's Senior Notes or repay certain other indebtedness, together with accrued and unpaid interest thereon. During the year ended November 1, 2002, the Company repurchased $29,325,000 aggregate principal amount of Senior Notes in privately-negotiated transactions through borrowings under the Term Facility and available cash resources. As of November 1, 2002, outstanding borrowings under the Revolving Credit Facility and Term Facility were $1,245,000 and $25,000,000, respectively. In November and December 2002, the Company repurchased $16,000,000 aggregate principal amount of Senior Notes for $15,080,000. The Company may consider repurchasing additional Senior Notes in the future if it could do so on favorable terms subject to financing and liquidity constraints. As of January 24, 2003, borrowings outstanding under the Revolving Credit Facility were approximately $6,200,000.

     The Company had a net working capital deficit of $35,935,000 as of November 1, 2002 (including $1,245,000 in outstanding borrowings under the Revolving Credit Facility), which will negatively affect liquidity during 2003. The Company's net working capital deficit as of November 1, 2002 was due in part to unearned revenue and deposits from resort operations of $15,232,000 for season pass and membership product sales, lodging deposits and other prepaid products, as well as real estate deposits of $5,610,000. The Company's working capital deficit as of November 2, 2001 was $46,221,000.

     The Company generated cash from operating activities of $23,523,000 for the year ended November 1, 2002 as compared to $13,366,000 for the year ended November 2, 2001. The increase in operating cash flows for the 2002 period was primarily due to the improved operating results for such period as a result of increased real estate sales.

     Cash used in investing activities totaled $782,000 and $15,280,000 for the years ended November 1, 2002 and November 2, 2001, respectively. The results for the 2002 and 2001 periods primarily reflect capital expenditures for the purchase of property and equipment. In addition, the results for the 2002 period reflect proceeds of $11,954,000 from the sale of the Bear Mountain resort.

     Cash used in  financing  activities  for the year  ended  November  1, 2002 totaled $22,535,000, which reflects net repayments of the Revolving Credit Facility of $16,383,000, scheduled payments of long-term debt and preferred stock of $2,361,000 and $1,151,000, respectively, and the incurrence of deferred financing costs of $2,052,000. Additionally, financing cash flows for the 2002 period reflect borrowings of $25,000,000 under the Term Facility, which together with available cash resources, were used to repurchase $29,325,000 aggregate principal amount of Senior Notes for $25,588,000. Cash provided by financing activities totaled $1,676,000 for the year ended November 2, 2001, which principally consisted of net borrowings under the Revolving Credit Facility of $11,276,000, scheduled payments of long-term debt and preferred stock of $2,979,000 and $629,000, respectively, and the repurchase of $8,000,000 aggregate principal amount of Senior Notes for $5,990,000.

     On November 17, 1999, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, consummated the sale to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, of certain single family development property underlying a portion of the Unit 7 and 7A developments at Northstar for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "Unit 7 Note") for $1,050,000, subject to adjustment. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. In connection with the sale of development real estate on September 22, 2000 as described below, TLH's interests in the Unit 7A lots were transferred back to TLC on September 22, 2000.

     Under the terms of the Unit 7 Note, TLC is entitled to receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) derived from the resale of TLH's lots within Unit 7. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the Unit 7 development, which was substantially completed in November 2001. The Company recognizes revenue and related costs of sales for these real estate transactions upon the close of escrow for lot sales between TLH and third party buyers, and had reflected the $6,000,000 cash received as a deposit liability as of November 2, 2001.

     For the year ended November 1, 2002, TLH consummated the sale of 25 Unit 7 lots for net proceeds of approximately $11,300,000. As the net proceeds of the 25 lot sales were more than the $6,000,000 in cash initially paid by TLH for the underlying real estate, additional cash proceeds of $5,300,000 were distributed to TLC during the year ended November 1, 2002. In addition, the Company relieved the existing $6,000,000 deposit liability during the year ended November 1, 2002. As of November 1, 2002, one lot remained available for sale within the Unit 7 subdivision.

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

     During the year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represents the cash portion of the purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment has been deferred as a deposit liability pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement, which is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in 2003.

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

     The Company's capital expenditures for property and equipment during the year ended November 1, 2002 were $14,314,000 (including $2,676,000 of equipment acquired through capital leases). As of November 1, 2002, the portion of fiscal 2002 capital programs which will be expended in fiscal 2003 is estimated to be approximately $2,800,000, which excludes grooming equipment to be acquired under capital leases. Total capital expenditures for the Company's fiscal 2003 capital programs are preliminarily estimated to range between $7,000,000 and $11,000,000. Capital expenditures for real estate development projects in fiscal 2003 are preliminarily estimated to range between $4,000,000 and $4,700,000. The Company plans to fund future capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and/or borrowings under the Revolving Credit Facility, including borrowing availability under the Revolving Credit Facility as a result of the receipt of the proceeds from the sale of Bear Mountain in October 2002. Commitments for future capital expenditures were approximately $2,400,000 at November 1, 2002.

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

     The Company's significant contractual obligations include long-term debt (including capital lease obligations) and operating leases. As of November 1, 2002, the Company's scheduled maturities of long-term debt and operating lease commitments for the periods indicated were as follows (in thousands):

                               Year Ending October
               --------------------------------------------------
               2003     2004      2005    2006      2007    Thereafter    Total
               ----     ----      ----    ----      ----    ----------    -----

Long-term
  Debt (a)   $ 5,717  $ 6,173  $ 17,721  $  98    $ 96,203   $     -   $ 125,912
             =======  =======  ========  ======   ========   =======   =========
Operating
  Leases     $ 1,334  $   905  $    742  $ 366    $    110   $ 2,120   $   5,577
             =======  =======  ========  ======   ========   =======   =========

     (a) In November and December 2002, the Company repurchased $16,000,000 aggregate principal amount of its Senior Notes due March 15, 2007 for $15,080,000.

     In connection with certain single family real estate development projects at Northstar, self-insured workers' compensation arrangements for the Summit and certain other aspects of its operations, the Company has arranged for surety bonds from third-party surety bonding companies or letters of credit from financial institutions. The aggregate amount of surety bonds and letters of credit in place at November 1, 2002 were approximately $1,500,000 and $100,000, respectively.

     The Company's liquidity has been and will continue to be significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes will be limited. In addition, the Company's high level of debt may increase its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. Any decline in the Company's expected operating performance could have a material adverse effect on the Company's liquidity and on its ability to service its debt and make required capital expenditures.

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

     As of November 1, 2002, the Company had $125,912,000 of total long-term debt. The Company expects that existing cash, cash generated from operations and cash proceeds of planned real estate sales at Northstar, together with borrowing availability, will be adequate to fund the Company's debt service and other cash operating requirements over the next twelve months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

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

Critical Accounting Policies

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the selection of appropriate accounting policies, as well as the use of judgment by management in applying such accounting policies and formulating financial estimates. These judgments and estimates are based on historical experience, terms of existing contracts and customer arrangements and information available from other sources, as appropriate. By their nature, these judgments and estimates are subject to an inherent degree of uncertainty. In applying the Company's accounting policies and determining financial estimates, different business conditions or the use of different assumptions may result in materially different amounts reported in the Company's consolidated financial statements.

     The Company has identified its most critical accounting policies, which relate to (i) revenue recognition for resort operations, (ii) revenue recognition for real estate sales, (iii) valuation of long-lived assets and goodwill, and (iv) evaluation of contingencies and reserve estimates. The critical accounting policies were determined by considering which policies involved the most complexity, subjective decisions or estimation.

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

     Revenue Recognition for Real Estate Sales - Sales and profits on real estate sales are recognized using the full accrual method at the point that the Company's receivables from land sales are deemed collectible and the Company has no significant remaining obligations for construction or development, which typically occurs upon transfer of title. If such conditions are not met, the recognition of all or part of the sales and profit is postponed. The Company thoroughly evaluates contractual agreements and the underlying facts and circumstances relating to its real estate transactions, including the involvement of related parties, to determine the appropriate revenue recognition treatment of such transactions in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," and related pronouncements.

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

     Evaluation of Contingencies and Reserve Estimates - The Company's operations are affected by various contingencies, including commercial litigation, personal injury claims relating principally to snow sports activities, self-insured workers' compensation matters and self-insured employee health and welfare arrangements. The Company performs periodic evaluations of these contingencies and, based on the advice of counsel, information provided by third-party claims administrators and other pertinent information, provides reserves for its best estimate of the eventual outcome of these matters. These estimated liabilities are reviewed and appropriately adjusted as the facts and circumstances related to these contingencies change. While the Company believes its estimates are reasonable, different assumptions could materially affect these evaluations.

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

Seasonality

     The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company's results of operations are, in turn, significantly dependent upon favorable weather conditions and other factors beyond the Company's control.

     During the off-season months of May through October, the Company's resorts typically experience a substantial reduction in labor and utility expense due to the absence of ski operations, but make significant expenditures for maintenance, expansion and capital improvements in preparation for the ensuing ski season.

Risk Factors

     In this section, references to "we" or "our" refers to Booth Creek and its subsidiaries unless the context requires otherwise.

We have a substantial amount of debt, which may harm our financial condition and require us to use a significant portion of our cash flow to satisfy our debt obligations.

     We have debt that is substantially greater than our shareholder's equity and a significant portion of our cash flows from operations will be used to satisfy our debt obligations. For the year ended November 1, 2002, our consolidated interest expense was $15,281,000. Our Senior Credit Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year beginning on January 31, 2003 and continuing through October 31, 2005, the maturity date of the Senior Credit Facility. Our Senior Notes mature in March 2007. Therefore, a downturn in our business could limit our ability to make payments to satisfy our debt obligations. The following chart sets forth certain important information regarding our capitalization and is presented as of or for the year ended November 1, 2002:

  Total indebtedness.......................................      $   127,157,000
  Shareholder's equity.....................................      $     2,563,000
  Total capitalization.....................................      $   129,720,000
  Debt to total capitalization.............................                  98%
  Ratio of earnings to fixed charges for the year ended
    November 1, 2002.......................................            1.05 to 1

  Our indebtedness could:

     o Increase our vulnerability to general adverse economic conditions and the seasonality of the skiing and recreational industries;

     o Limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to payments on our existing indebtedness;

     o Limit our ability to obtain other financing to fund future working capital needs, acquisitions, capital expenditures and other general corporate requirements;

     o    Limit our ability to take  advantage  of business  opportunities  as a
          result  of  various  restrictive   covenants  in  our  principal  debt
          agreements; and

     o Place us at a competitive disadvantage compared to our competitors that have less debt.

Our Indenture and Senior Credit Facility restrict our operations.

     As customary in similar agreements, the Indenture governing the Senior Notes and the agreements governing the Senior Credit Facility restrict our ability to, among other things:

     o    Sell or transfer assets;
     o    Incur additional indebtedness;
     o    Make certain investments or acquisitions;
     o    Make capital expenditures; and
     o    Engage in certain transactions with affiliates.

     As a result of these restrictions, the Company may not be able to engage in certain transactions which management believes would be beneficial to the Company and its results of operations.

We are structured as a holding company and have no assets other than the common stock of our subsidiaries.

     We are a holding company and our ability to pay principal and interest on debt will be dependent upon the receipt of dividends and other distributions, or the payment of principal and interest on intercompany borrowings, from our subsidiaries. We do not have, and we do not expect in the future to have, any material assets other than the common stock of our direct and indirect subsidiaries. The breach of any of the conditions or provisions under the documents governing the indebtedness of subsidiaries could result in a default which in turn could accelerate the maturity of a debt. If the maturity of debt were accelerated, the indebtedness would be required to be paid in full before the subsidiary would be permitted to distribute any assets to the parent company. There can be no assurance that our assets or those of our subsidiaries would be sufficient to repay all of our outstanding debt.

Regional and national economic conditions could adversely affect our results of operations.

     The skiing industry is cyclical in nature and is particularly vulnerable to shifts in regional and national economic conditions. Skiing is a discretionary recreational activity entailing relatively high costs of participation, and negative conditions or developments in the regional or national economies where we operate could adversely impact our skier visits and our real estate and other revenues. Accordingly, our financial condition, particularly in light of our highly leveraged position, could be adversely affected by any weakening of the national economy or in the regional economies in which we operate.

Our business is highly seasonal and unfavorable weather conditions can significantly affect our business.

     Ski resort operations are highly seasonal. Over the last two fiscal years, we have realized an average of approximately 93% of our resort operations revenues and all of our operating income during our first and second quarters. Further, a significant portion of resort operations revenue was generated during the Christmas and Presidents' Day vacation weeks and other winter holiday periods. In addition, our resorts typically experience operating losses and negative cash flows during our third and fourth quarters. During the third and fourth quarters in 2002, for example, we had operating losses aggregating approximately $21,000,000 and negative cash flow from operations aggregating approximately $11,400,000.

     A high degree of seasonality in our revenues increases the impact of certain events on our operating results. Adverse weather conditions, access route closures, equipment and power failures, and other developments of even moderate or limited duration occurring during our peak business periods could significantly reduce our revenues. Adverse weather conditions can also increase power and other operating costs associated with snowmaking or could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Furthermore, unfavorable weather conditions, regardless of actual skiing conditions, can result in decreased skier visits.

We operate in a highly competitive industry which makes maintaining our customer base a difficult task.

     The ski industry is highly competitive and capital intensive. Our competitors include major ski resort operators in the western and northeastern United States as well as other worldwide recreation resorts, including warm weather resorts and various alternative leisure activities. Our competitive position depends on a number of factors, such as our proximity to population centers, the availability and cost of transportation to and within a resort, natural snowfall, the quality and coverage of snowmaking operations, resort size, the attractiveness of terrain, lift ticket prices, prevailing weather conditions, the appeal of related services, the quality and the availability of lodging facilities and resort reputation. Some of our competitors may have greater competitive position and relative ability to withstand adverse developments, as well as greater financial resources than we do. Increased competition in the areas in which we operate or in general leisure activities could negatively affect our results of operations.

A significant portion of our ski resorts are operated under leases or Forest Service permits.

     We lease a significant portion of the land underlying certain of our ski resorts or use them pursuant to licenses from governmental and private entities. If any of these arrangements were terminated or not renewed upon expiration, or renewed on terms materially less favorable to us, our ability to possess and use the land would be impaired. A substantial portion of the skiable terrain at our resorts is federal land that is used under the terms of permits with the Forest Service. The permits give the Forest Service the right to review and comment on the location, design and construction of improvements in the permit area and on certain other operational matters. Also, any future expansion on our part could require an amendment of these permits, which may involve additional review under the federal National Environmental Policy Act or other federal, state or local environmental laws and the imposition of additional conditions and requirements. The permits can also be terminated or modified by the Forest Service to serve the public interest or in the event we fail to perform any of our obligations under the permits. Any additional conditions and requirements under these permits or the termination or non-renewal or modification of any of them could negatively affect our results of operations.

Our business is subject to significant environmental and land use regulation.

     We are subject to a wide variety of federal, state and local laws and regulations relating to land use and development and to environmental compliance and permitting obligations, including those related to the use, storage, discharge, emission and disposal of hazardous materials. Any failure to comply with these laws could result in capital or operating expenditures or the imposition of severe penalties or restrictions on our operations that could adversely affect our present and future resort operations. In addition, these laws and regulations could change in a manner that materially and adversely affects our ability to conduct our business or to implement desired expansions and improvements to our facilities.

Our business is reliant upon the availability and cost of adequate energy resources.

     Our operations are heavily dependent upon our ability to obtain adequate supplies of energy on favorable terms. The operations of our lodge facilities, ski lifts, snowmaking equipment and other facilities at our resorts require substantial amounts of energy. Each of our resorts obtains energy from local energy suppliers. In recent years, California, where two of our resorts are located, has experienced power outages and significant volatility in energy costs. Any significant impairment in our ability to obtain adequate energy resources to operate our resorts or any material increase in our energy costs would negatively affect our business and results of operations.

A disruption in our water supply would impact our snowmaking capabilities and impact our operations.

     Our operations are heavily dependent upon our ability, under applicable federal, state and local laws, regulations, policies, permits, and licenses or contractual arrangements, including leases, reservations in deeds, easements and rights-of-way, to have access to adequate supplies of water with which to make snow and service the other needs of our facilities, and otherwise conduct our operations. There can be no assurance that existing laws, regulations and policies, or changes in such laws, regulations and policies will not have an adverse effect on our access to or use of our water supply. In addition, there can be no assurances that important permits, licenses or agreements will be renewed, not be cancelled, expire or renewed on terms no less favorable to us. Any failure to have access to adequate water supplies to support our current operations and anticipated expansion would have a material adverse effect on our business and operating results.

     In addition, our rights to use various water sources on or about our properties may be also subject to significant restrictions or the rights of other riparian users and the public generally. For example, Waterville Valley's snowmaking equipment is presently dependent on a single source of water that is inconsistent during the winter months and Loon Mountain's snowmaking operations and proposed expansion onto South Mountain have historically been the subject of litigation and regulatory proceedings. Any additional restrictions or negative determinations in this area could have a material adverse effect on our business and operating results.

Acts of terrorism could have an adverse effect on tourism and the availability of air travel and could decrease customer traffic to our resorts.

     Acts of terrorism, including the ongoing effects of the September 11, 2001 terrorist attacks, on potential customers' propensity to travel to our resorts is unclear. If these events and the continued economic slowdown were to depress the public's propensity to take vacations requiring air travel, it could have an adverse effect on our results of operations. Our Northstar resort in particular is partially dependent on customers arriving by air transportation, and any significant disruption in the public's willingness or ability to travel by air could adversely impact our results of operations.

We may not be able to repurchase the Senior Notes upon a change of control.

     Upon a change of control (as defined in the Indenture governing the Senior Notes), we will be required to make an offer to repurchase all of the outstanding Senior Notes at 101% of their principal amount plus accrued and unpaid interest up to, but not including, the date of repurchase. The source of funds for such purchase would be our available cash or third-party financing. However, there can be no assurance that we will have enough available funds, or be able to enter into satisfactory financing arrangements, at the time of any change of control to make the required repurchases of tendered notes.

The loss of any of our executive officers or key personnel would harm our business.

     Our success depends to a significant extent upon the performance and continued service of various key management and operational personnel. Certain of the Company's executive officers are parties to long-term employment agreements which expire within one year. The loss of the services of these or other key personnel could have a material adverse effect on our business and operations.

Recent Trends and Outlook

     The Company's ski operations are highly sensitive to weather conditions and the overall strength of the national economy and the regional economies in which the Company operates. Recent trends affecting the Company's early season results for the 2002/03 ski season include the following:

     o The opening dates for the Company's resorts for the 2002/03 ski season were as follows:

               Northstar................................. November 22, 2002
               Sierra.................................... December 16, 2002
               Waterville Valley......................... November 22, 2002
               Mt.  Cranmore............................. November 29, 2002
               Loon Mountain............................. November 15, 2002
               The  Summit............................... December 27, 2002

     o The Lake Tahoe region experienced relatively dry conditions and a lack of natural snowfall through mid-December 2002. During the period of December 14th to the 21st, the region received a number of powerful storms resulting in over six feet of snowfall at Northstar and Sierra. While the storms provided excellent skiing conditions for the Christmas holiday season, the storms caused prolonged power outages prior to Christmas, difficult road conditions and other factors which negatively affected skier visitation for the Company's Lake Tahoe resorts on a number of days during mid-December 2002.

     o During the early part of the 2002/03 ski season, the northeastern United States experienced generally colder temperatures and increased snowfall as compared to the record warm winter of 2001/02. As a result, the Company's New Hampshire resorts have experienced generally good operating conditions for the early part of the 2002/03 ski season.

     o From the opening of the 2002/03 ski season through late January 2003, the Pacific Northwest has experienced unseasonably warm temperatures and below average snowfall. The Company's Summit resort commenced partial operations on December 27, 2002, as compared to a November 30, 2001 opening for the 2001/02 ski season. Further, conditions at the Summit were generally favorable throughout the 2001/02 ski season. The difficult early season conditions at the Summit during the 2002/03 ski season have negatively affected early season skier visitation to a significant extent as compared to the 2001/02 season.

     o A meaningful portion of the Company's customer base is comprised of committed season pass holders. Through mid-January 2003, the Company's 2002/03 season pass sales were approximately 27% higher than the total level of season passes sold for the 2001/02 ski season. A portion of the increase is attributable to the introduction of new pass products which could reduce sales of other lift ticket products.

     o The impact of the relatively weak United States economy on the Company's business is not presently determinable. Although, historically, economic downturns have not had a material adverse effect on the ski industry in general, there can be no assurance that the current economic downturn will not have a material adverse effect on the Company's results of operations. See "- Risk Factors - Regional and national economic conditions could adversely affect our results of operations."

Forward-Looking Statements

     Except for historical matters, the matters discussed in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The reader can identify these statements by forward-looking words such as "may," "will," "expect," "plan," "intend," "anticipate," "believe," "estimate," and "continue" or similar words. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect the Company's business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:

     o    Uncertainty as to future financial results,
     o    The substantial leverage and liquidity constraints of the Company,
     o    Significant   operating   restrictions   under  the   Company's   debt
          agreements,
     o The capital intensive nature of development of the Company's ski resorts,
     o Uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements,
     o Uncertainties regarding the timing and success of our real estate development projects and their ultimate impact on our operating results,
     o    Demand for and costs associated with real estate development,
     o The discretionary nature of consumers' spending for skiing and resort real estate,
     o    Regional and national economic conditions,
     o    Weather conditions,
     o Negative demand for our services and products resulting from potential terrorism threats,
     o    Availability and cost of commercial air service,
     o    The threat or commencement of wars,
     o Availability and terms of insurance coverage, as well as increases in the cost of insurance coverage,
     o    Natural disasters (such as earthquakes and floods),
     o    Competition and pricing pressures,
     o Governmental regulation and litigation and other risks associated with expansion and development,
     o    The adequacy of the water supplies at each of the Company's resorts,
     o Availability of adequate energy supplies for the operation of the Company's resorts, including snowmaking operations, and volatility in the prices charged for energy and fuel, and
     o The occupancy of leased property and property used pursuant to the United States Forest Service permits,
     o    Other factors identified under "- Risk Factors" above.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for risks related to interest rate fluctuations. As of November 1, 2002, the Company had debt outstanding (including under the Revolving Credit Facility) with a carrying value of $127,157,000 and an estimated fair value of approximately $119,000,000.

     Fixed interest rate debt outstanding as of November 1, 2002, which excludes borrowings under the Senior Credit Facility, was $100,912,000, carried an average interest rate of approximately 12.3%, and matures as follows (in thousands):

                                    Year Ending October
                     ------------------------------------------------
                       2003       2004       2005     2006      2007      Total
                       ----       ----       ----     ----      ----      -----

Senior Notes (a)     $     -    $     -    $    -     $  -   $ 96,175  $  96,175
Other Debt             1,717      2,173       721       98         28      4,737
                     -------    -------    -------   ------  --------  ---------
                     $ 1,717    $ 2,173    $  721     $ 98   $ 96,203  $ 100,912
                     =======    =======    =======   ======  ========  =========

     (a) In November and December 2002, the Company repurchased $16,000,000 aggregate principal amount of its Senior Notes due March 15, 2007 for $15,080,000.

     The amount of borrowings under the Revolving Credit Facility and Term Facility as of November 1, 2002 were $1,245,000 and $25,000,000, respectively. For purposes of calculating interest, borrowings under the Senior Credit Facility can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of 4%. Borrowings outstanding under the Term Facility as of November 1, 2002 bore interest at an annual rate of 6.8% pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility as of November 1, 2002 bore interest at an annual rate of 6.25% pursuant to the base rate option.

     The Company has entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 15, 2005, declining to $14,000,000 through October 31, 2005. These interest rate cap agreements are designed to limit the Company's exposure to the effects of rising interest rates with respect to borrowings outstanding under the Term Facility. In exchange for upfront payments of $179,000, the Company will receive floating rate payments from the counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%.

     A 100 basis point increase or decrease in interest rates would have an immaterial effect on the Company's future pretax earnings and cash flows.

     For further information regarding the Company's indebtedness,  see Part II,
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the accompanying consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 15 of this Report under the caption "(a)1." and follow Item 15. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

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

        Name                 Age                          Position

George N. Gillett, Jr....... 64      Chairman of the Board of Directors; Chief
                                     Executive Officer, Assistant Secretary, and
                                     Director of the Company and Parent
Christopher P. Ryman........ 51      President, Chief Operating Officer and
                                     Assistant Secretary of the Company, and
                                     President and Assistant Secretary of Parent
Elizabeth J. Cole........... 42      Executive Vice President, Chief Financial
                                     Officer, Treasurer and Assistant Secretary
                                     of the Company and Parent
Timothy H. Beck............. 52      Executive Vice President, Planning of the
                                     Company
Brian J. Pope............... 40      Vice President of Accounting and Finance,
                                     Assistant Treasurer and Assistant Secretary
                                     of the Company, and Vice President and
                                     Assistant Secretary of Parent
David G. Corbin............. 50      Vice President of Resort Development of
                                     the Company
Ross D. Agre................ 34      Vice President and General Counsel and
                                     Secretary of the Company and Parent
Julianne Maurer............. 46      Vice President of Marketing and Sales of
                                     the Company
Susan L. Tjossem............ 49      Vice President Guest Experience and Product
                                     Development of the Company
Mark St. J. Petrozzi........ 43      Vice President of Risk Management of the
                                     Company
Laura B. Moriarty........... 47      Vice President of Human Resources of the
                                     Company
Gary M. Pelletier........... 41      Director of the Company and Parent
Dean C. Kehler.............. 46      Director of the Company and Parent
Edward Levy................. 39      Director of the Company and Parent
Timothy Silva............... 51      General Manager - Northstar
John A. Rice................ 47      General Manager - Sierra
Thomas H. Day............... 48      General Manager - Waterville Valley
Ted M. Austin............... 42      General Manager - Mt. Cranmore
Rick F. Kelley.............. 47      General Manager - Loon Mountain
Dan Brewster................ 42      General Manager - Summit

-------------------------------------------------------------------------------

     George N. Gillett, Jr. Mr. Gillett has been the Chairman of the Board of Directors of the Company since its formation in October 1996 and Chief Executive Officer since October 1997. Mr. Gillett has been Chairman, Chief Executive Officer and President since December 1999 of Booth Creek Management Corporation (formerly Booth Creek, Inc.), which oversees Mr. Gillett's family business interests and provides certain management services to the Company. Since July 2001, Mr. Gillett has been Chairman of Club de Hockey Canadien, Inc., which owns and operates the Montreal Canadiens hockey team, and has been the managing general partner of the entity that owns and operates the Centre Bell stadium in Montreal. Mr. Gillett has been Chairman and Chief Executive Officer since June 2000 of GT Acquisition I, LLC, which acquired the Grand Targhee Ski and Summer Resort from the Company in 2000. In addition, Mr. Gillett has served in various capacities in several privately held companies engaged in the processing and marketing of meat and poultry products, including as Chairman of Packerland Packing Company, Inc. from August 1994 to July 2001, as Chairman of Corporate Brand Foods America, Inc. from January 1997 to February 2000, as Chairman since September 2002 of Swift Foods Company, as Vice Chairman since January 2001 of Petaluma Holdings, LLC and as Vice Chairman since March 2002 of KDSB Holdings, LLC. Mr. Gillett has also served as Chairman since May 1997 of Northland Holdings, Inc., a company engaged in marine transportation, and as Chairman and President since January 2001 of GNBC Holdings Corp., a producer of landscaping and gardening products.

     Christopher P. Ryman. Mr. Ryman became President, Chief Operating Officer and Assistant Secretary of the Company in May 1998. Mr. Ryman was Chief Operating Officer and Senior Vice President of Vail Associates, Inc. from 1995 to May 1998. Prior to that time, from 1992 to 1995, he was Senior Vice President of Mountain Operations at Vail Associates, Inc.

     Elizabeth J. Cole. Ms. Cole has held the positions of Executive Vice President, Chief Financial Officer and Treasurer of the Company since May 1998. Ms. Cole also held the position of Secretary of the Company from May 1998 until October 2001, at which time she was appointed Assistant Secretary. From May 1995 until May 1998, Ms. Cole worked at Vail Associates, Inc., with her most recent position there being that of Vice President, Business Development. Prior to this time Ms. Cole was affiliated with Aurora Capital Partners, a private equity fund. During her employment with Aurora Capital Partners, she served as the Chief Financial Officer of Petrowax PA, Inc., a manufacturer of petroleum waxes.

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

     David G. Corbin. Mr. Corbin became the Vice President of Resort Development of the Company in August 2000. Prior to this time, he served as a Vice President with Vail Resorts Development Company since 1993.

     Ross D. Agre. Mr. Agre has held the position of Vice President and General Counsel of the Company since September 2001. In October 2001, Mr. Agre was also named Secretary of the Company. From October 1994 to August 2001, Mr. Agre was associated with the law firm of Milbank, Tweed, Hadley & McCloy LLP, and was principally involved in the practice of corporate law.

     Julianne Maurer. Ms. Maurer has held the position of Vice President of Marketing and Sales of the Company since December 1996. Prior to this time she served as Director of Marketing of the Fibreboard Resort Group as well as Director of Marketing for Northstar.

     Susan L. Tjossem. Ms. Tjossem has held the position of Vice President Guest Experience and Product Development of the Company since March 2002. Prior to this time, Ms. Tjossem served in a variety of positions with the Vail and Beaver Creek resorts since 1975, including most recently Vice President Sports and Recreational Services and Senior Managing Director Sports and Recreational Services.

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

     Gary M. Pelletier. Mr. Pelletier has been a director of the Company since October 2001. Mr. Pelletier has been with John Hancock Life Insurance Company ("John Hancock") since June 2001 and currently serves as a Managing Director with the Bond and Corporate Finance Group. Mr. Pelletier is responsible for a portfolio of investments specializing in media, entertainment and recreational related businesses, and has investment responsibilities with respect to Hancock Mezzanine Partners L.P., a shareholder of Parent. Prior to June 2001, Mr. Pelletier was employed by State Street Corporation since 1987, and most recently was in charge of Global Fixed Income Credit Research for State Street Advisors, the asset management arm of State Street Corporation.

     Dean C. Kehler. Mr. Kehler has been a director of the Company since July 1999. Mr. Kehler is a Vice Chairman of CIBC World Markets Corp. (an affiliate of CIBC WG Argosy Merchant Fund 2, L.L.C. - the "CIBC Merchant Fund"), co-head of CIBC World Markets High Yield Merchant Banking Funds, and a member of CIBC World Markets Corp.'s Executive Board, U.S. Management Committee and Investment Committee, and has investment responsibilities with respect to the CIBC Merchant Fund and the Co-Investment Merchant Fund, LLC (the "Co-Investment Fund"). The CIBC Merchant Fund and the Co-Investment Fund are shareholders of Parent. Mr. Kehler is also a founder of Trimaran Capital Partners, a private asset management firm which manages private equity funds and a portfolio of structured investment funds. Prior to joining CIBC World Markets Corp., Mr. Kehler was a Managing Director of Argosy Group L.P., an investment banking firm, from February 1990 to August 1995. Mr. Kehler serves as a director of inviva, Inc. and PrimeCo Wireless Communications, LLC.

     Edward Levy. Mr. Levy has been a director of the Company since July 1999. Mr. Levy has been a Managing Director of CIBC World Markets Corp. (an affiliate of CIBC Merchant Fund and the Co-Investment Fund) since August 1995, and co-head of CIBC World Markets Corp.'s Leveraged Finance Group since June 2001, and has investment responsibilities with respect to the CIBC Merchant Fund and the Co-Investment Fund. From February 1990 to August 1995, Mr. Levy was a Managing Director of Argosy Group, L.P., an investment banking firm. Mr. Levy is also a director of Norcross Safety Products.

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

Board of Directors

     All directors of Booth Creek and Parent hold office until the respective annual meeting of stockholders next following their election, or until their successors are elected and qualified. On October 4, 2002, George N. Gillett, Jr., Gary M. Pelletier, Dean C. Kehler and Edward Levy were re-elected to serve as members of the Board of Directors of Parent and the Company, and George N. Gillett, Jr. was re-appointed as Chairman of the Board of Directors of the Company. See Part III, Item 13. "Certain Relationships and Related Transactions
- Stockholders Agreements."

     During the year ended November 1, 2002 and as of the date of this Report, neither the Board of Directors of Booth Creek nor Parent had any committees, including any audit committee. All decisions relating to the selection, compensation and oversight of the Company's independent auditors are made by the Company's Board of Directors.

Code of Ethics

     Effective January 14, 2003, the Company adopted a Code of Business Conduct and Ethics applicable to its Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President of Accounting and Finance. The Company's Code of Business Conduct and Ethics has been filed as an exhibit to this Report.

Item 11. Executive Compensation

Compensation of Executive Officers

     The following table sets forth the compensation paid by Booth Creek to (i) its Chairman of the Board and Chief Executive Officer and (ii) each of the four most highly compensated executive officers of the Company in fiscal 2002 (collectively, the "Named Executives"), for services rendered in all capacities to the Company during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                            Long-Term
                                     Annual Compensation   Compensation
                                  -----------------------  ------------
                                                     Other   Restricted  All
                                                    Annual     Stock    Other
                                   Salary   Bonus    Comp.    Awards   Compen-
Name and Principal Position Year    ($)      ($)    ($)(1)    ($)(2)   sation($)
--------------------------- ---    ------   ------ --------- -------- ---------
George N. Gillett, Jr....   2002        -        -      -         -        -
  Chairman of the Board,    2001        -        -      -         -        -
  Chief Executive Officer   2000        -        -      -         -        -
  and Director (3)

Christopher P. Ryman.....   2002  335,000  175,000      -         -   16,425 (4)
  President, Chief          2001  335,000  167,500      -    11,536   11,026 (5)
  Operating Officer and     2000  315,000  315,000      -         -   11,032 (6)
  Assistant Secretary

Elizabeth J. Cole........   2002  275,000  175,000      -         -   14,388 (7)
  Executive Vice President, 2001  275,000  165,000      -    11,536   10,447 (8)
  Chief Financial Officer,  2000  250,000  250,000      -         -    7,720 (9)
  Treasurer and Secretary

Timothy H. Beck..........   2002  195,000   70,000      -         -   12,855(10)
  Executive Vice            2001  195,000   78,000      -     1,960    8,668(11)
  President, Planning       2000  185,000  110,000      -         -    6,568(12)

Brian J. Pope............   2002  185,000   95,000      -         -    9,742(13)
  Vice President of         2001  185,000   95,000      -     2,800    7,995(14)
  Accounting and            2000  165,000  110,000      -         -    5,997(14)
  Finance, Assistant
  Treasurer,
  Assistant Secretary

--------------------------

(1) Each person's other annual compensation is below the threshold required to be disclosed under the applicable rules of the Securities and Exchange Commission.

(2) The amounts disclosed in this column reflect the dollar values of restricted shares granted during fiscal 2001 pursuant to Parent's 2001 Incentive Stock Plan. The total number of restricted shares held by the Named Executives and their aggregate market value as of November 1, 2002 were as follows: Christopher P. Ryman, 824 shares valued at $11,536; Elizabeth J. Cole, 824 shares valued at $11,536; Timothy H. Beck, 140 shares valued at $1,960; and Brian J. Pope, 200 shares valued at $2,800.
(3) Mr. Gillett is the sole shareholder, sole director and Chief Executive Officer of Booth Creek Management Corporation which, pursuant to the Management Agreement (as defined below), provides the Company with management services. See Part III, Item 13. "Certain Relationships and Related Transactions - Management Agreement with Booth Creek Management Corporation."
(4) Consists of a 401(k) matching contribution of $9,742, term life insurance premiums of $1,463 and excess disability premiums of $5,220.
(5) Consists of a 401(k) matching contribution of $8,838 and term life insurance premiums of $2,188.
(6) Consists of a 401(k) matching contribution of $7,087 and term life insurance premiums of $3,945.
(7) Consists of a 401(k) matching contribution of $8,427, term life insurance premiums of $3,615 and excess disability premiums of $2,346.
(8) Consists of a 401(k) matching contribution of $8,352 and term life insurance premiums of $2,095.
(9) Consists of a 401(k) matching contribution of $5,625 and term life insurance premiums of $2,095.
(10) Consists of a 401(k) matching contribution of $7,202, term life insurance premiums of $1,765 and excess disability premiums of $3,888.
(11) Consists of a 401(k) matching contribution of $6,903 and term life insurance premiums of $1,765.
(12) Consists of a 401(k) matching contribution of $4,803 and term life insurance premiums of $1,765.
(13) Consists of a 401(k) matching contribution of $7,814 and excess disability premiums of $1,928.
(14) Consists of a 401(k) matching contribution.

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

     Under the Parent 2001 Stock Incentive Plan, Parent entered into restricted stock arrangements with Christopher P. Ryman, Elizabeth J. Cole, Timothy H. Beck and Brian J. Pope (each a "Holder") which provided for the issuance of 824, 824, 140 and 200 restricted shares, respectively. Each Holder was vested with respect to 80% of the shares on November 1, 2002, and will vest with respect to the remaining 20% of the related shares on November 1, 2003. Holders are entitled to receive dividends on restricted shares to the same extent as holders of unrestricted shares. After vesting of the restricted stock, Holders are also entitled to deferred compensation from Parent pursuant to a specified formula, which is paid upon sale of their shares or under certain other circumstances.

Employment and Other Agreements

     Christopher P. Ryman

     The Company and Parent are parties to an employment agreement, as amended and restated, with Christopher P. Ryman, President and Chief Operating Officer of the Company and Parent. Mr. Ryman's employment under such agreement commenced on May 1, 2000, and the agreement is scheduled to expire on October 31, 2003, unless sooner terminated. For the year ended November 1, 2002, Mr. Ryman received a base salary of $335,000 from the Company, which is subject to annual review and increase as Mr. Ryman and the Company may agree. The agreement provides that the Company's Board of Directors will establish reasonable performance incentive goals for Mr. Ryman for each fiscal year, with a bonus target of 50% of his base salary if such goals are obtained. Mr. Ryman is also eligible for separate incentive compensation from Parent. Under the terms of his employment agreement, Mr. Ryman is eligible to participate in the health, disability and retirement plans offered to executives of the Company, at participation levels and with benefits not less favorable than those provided to the plans' respective highest ranking participants. In addition, Mr. Ryman is entitled to certain supplemental disability and life insurance benefits. Mr. Ryman and a designee of his choice are eligible for certain membership benefits in clubs owned or controlled by the Company or its affiliates, or clubs in which the Company or its affiliates may have an interest, as further described in the employment agreement. The employment agreement also provides that the Company shall convey to Mr. Ryman a single family lot from two alternative sites at the Northstar resort. Further, the Company and Parent are required to reimburse Mr. Ryman for all reasonable and necessary expenses incurred by him in the discharge of his duties and have agreed to indemnify him to the maximum extent permitted by Delaware law. In the event that the Company requires Mr. Ryman to relocate his residence, the employment agreement provides that the Company and Mr. Ryman shall agree upon a reasonable relocation package.

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

     Elizabeth J. Cole

     The Company and Parent are parties to an employment agreement, as amended and restated, with Elizabeth J. Cole, Executive Vice President and Chief Financial Officer of the Company and Parent. Ms. Cole's employment under such agreement commenced on May 1, 2000, and the agreement is scheduled to expire on October 31, 2003, unless sooner terminated. For the year ended November 1, 2002, Ms. Cole received a base salary of $275,000 from the Company, which is subject to annual review and increase as Ms. Cole and the Company may agree. The agreement provides that the Company's Board of Directors will establish reasonable performance incentive goals for Ms. Cole for each fiscal year, with a bonus target of 50% of her base salary if such goals are obtained. Ms. Cole is also eligible for separate incentive compensation from Parent. Under the terms of her employment agreement, Ms. Cole is eligible to participate in the health, disability and retirement plans offered to executives of the Company, at participation levels and with benefits not less favorable than those provided to the plans' respective highest ranking participants. In addition, Ms. Cole is entitled to certain supplemental disability and life insurance benefits. Ms. Cole and a designee of her choice are eligible for certain membership benefits in clubs owned or controlled by the Company or its affiliates, or clubs in which the Company or its affiliates may have an interest, as further described in the employment agreement. The employment agreement also provides that the Company shall convey to Ms. Cole a single family lot from two alternative sites at the Northstar resort. Further, the Company and Parent reimburse Ms. Cole for all reasonable and necessary expenses incurred by her in the discharge of her duties and have agreed to indemnify her to the maximum extent permitted by Delaware law. In the event that the Company requires Ms. Cole to relocate her residence, the employment agreement provides that the Company and Ms. Cole shall agree upon a reasonable relocation package.

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

     Timothy H. Beck

     The Company is a party to an employment agreement, as amended, with Timothy
H. Beck, Executive Vice President, Planning of the Company. Mr. Beck's employment under such agreement commenced on July 1, 1997, and the agreement is scheduled to expire on November 1, 2003, unless sooner terminated. For the year ended November 1, 2002, Mr. Beck received a base salary of $195,000, which is subject to annual review and discretionary increase by the Company. Mr. Beck will also be entitled to receive an annual incentive bonus of up to 50% of his base salary based upon the Company's attainment of certain targeted financial, business and personal goals. Under the terms of his employment agreement, Mr. Beck is entitled to four weeks paid vacation per year and is eligible to participate in the health, disability, retirement, profit sharing, equity award and savings plans offered to other executives of the Company. The employment agreement also provides Mr. Beck with the right to purchase a single family lot at the Company's basis from two alternative sites at the Northstar resort. In addition, pursuant to his agreement, the Company provides Mr. Beck with a $1,000,000 term life insurance policy, reimburses him for all reasonable and necessary expenses incurred by him in the discharge of his duties and indemnifies him to the maximum extent permitted by Delaware law. In the event that the Company requires Mr. Beck to relocate his residence to the community in which the Company's executive offices are located (as described in his agreement), the Company shall reimburse Mr. Beck for certain costs related to such relocation.

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

     Brian J. Pope

     Mr. Pope is entitled to severance pay equal to 12 months' salary if his employment is terminated without cause before November 1, 2003.

Compensation of Directors

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The Company is a wholly-owned subsidiary of Parent. The following table sets forth information concerning the beneficial ownership of Parent's Common Stock (including Class A Common Stock and Class B Common Stock) as of December 31, 2002 by (i) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock of Parent, (ii) by each director and Named Executive of the Company and (iii) all directors and executive officers of the Company as a group. Each share of Parent's Class B Common Stock is non-voting (except with respect to certain amendments to the certificate of incorporation and bylaws of Parent and as otherwise required by the General Corporation Law of the State of Delaware) and is convertible into one share of voting Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. All shares are owned with sole voting and investment power, unless otherwise indicated.

     The percentages of beneficial ownership in the accompanying table represents the relative interests assuming that only such individual holder's respective Class B Common Stock or Warrants were converted with respect to the existing number of outstanding Class A or Class B shares.


                                             Parent's Class A        Parent's Class B
                                               Common Stock            Common Stock
                                           Beneficially Owned      Beneficially Owned
                                         ----------------------  ----------------------
           Beneficial Owner                  Shares       %          Shares       %
-------------------------------------    ------------- --------  ------------- --------
Booth Creek Partners Limited II,
  L.L.L.P...............................    825.70 (1)     100%     182.90 (2)       2%
6755 Granite Creek Road
Teton Village, Wyoming 83025

John Hancock Life Insurance
  Company...............................  9,160.21 (3)      93%   9,160.21 (3)      65%
John Hancock Place
200 Clarendon Street
Boston, Massachusetts 02117

CIBC WG Argosy Merchant Fund 2, L.L.C...  3,147.36 (4)      83%   3,147.36 (4)      26%
425 Lexington Avenue, 3rd Floor
New York, New York 10017

George N. Gillett, Jr...................    825.70 (5)     100%     182.90 (5)       2%
  Chairman of the Board of the Company

Rose Gillett............................    825.70 (5)     100%     182.90 (5)       2%
6755 Granite Creek Road
Teton Village, Wyoming 83025

Jeffrey J. Joyce........................     96.42 (6)      15%          -           -
3330 Cumberland Blvd., Suite 500
Atlanta, Georgia 30339

Hancock Mezzanine Partners L.P..........    529.03 (7)      45%     529.03 (7)       5%
John Hancock Place
200 Clarendon Street
Boston, Massachusetts 02117

Co-Investment Merchant Fund, LLC........    349.70 (8)      35%     349.70 (8)       3%
425 Lexington Ave., 3rd Floor
New York, New York 10017

Gary M. Pelletier.......................  9,689.24 (9)      94%   9,689.24 (9)      68%
  Director of the Company and Parent

Dean C. Kehler..........................  3,497.06 (10)     84%   3,497.06 (10)     29%
  Director of the Company and Parent

Edward Levy.............................  3,497.06 (11)     84%   3,497.06 (11)     29%
  Director of the Company and Parent

Christopher P. Ryman....................    824.00 (12)     56%     824.00 (12)      7%
  President, Chief Operating Officer
  and Assistant Secretary of the
  Company; President and Assistant
  Secretary of Parent

Elizabeth J. Cole.......................    824.00 (13)     56%     824.00 (13)      7%
  Executive Vice President, Chief
  Financial Officer, Treasurer and
  Assistant Secretary of the Company
  and Parent

Timothy H. Beck.........................    140.00 (14)     18%     140.00 (14)      1%
  Executive Vice President, Planning
  of the Company

Brian J. Pope...........................    200.00 (15)     24%     200.00 (15)      2%
  Vice President of Accounting and
  Finance, Assistant Treasurer and
  Assistant Secretary of the Company;
  Vice President and Assistant
  Secretary of Parent

Total Executive Officers and
  Directors as a Group.................. 16,000.00 (16)    100%          -           -

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

(9) Represents an aggregate of 6,633.04 shares of Class B Common Stock of Parent and Warrants to purchase 3,056.20 shares of Class B Common Stock of Parent held of record by John Hancock and Hancock Mezzanine Partners L.P. (the "Hancock Entities"). Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. Mr. Pelletier disclaims beneficial ownership of the securities held by the Hancock Entities.

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

(14) Represents 140.00 shares of restricted Class B Common Stock of Parent held by Mr. Beck pursuant to that certain restricted stock agreement by and between Parent and Mr. Beck. See Part III, Item 11. "Executive Compensation
     - Parent 2001 Stock Incentive Plan." Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at anytime, subject to applicable regulatory approvals.

(15) Represents 200.00 shares of restricted Class B Common Stock of Parent held by Mr. Pope pursuant to that certain restricted stock agreement by and between Parent and Mr. Pope. See Part III, Item 11. "Executive Compensation
     - Parent 2001 Stock Incentive Plan." Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at anytime, subject to applicable regulatory approvals.

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

Item 13. Certain Relationships and Related Transactions

Securities Purchase Agreements

     Since its formation in October 1996, the Company and Parent have each engaged in a series of transactions with the principal security holders of Parent for the purpose of raising capital to finance the acquisitions of the Company's resorts and for general corporate purposes. In connection with these transactions, the principal security holders of Parent (comprised of Booth Creek Partners Limited II, L.L.L.P., the Hancock Entities and the CIBC Entities) and Parent have entered into Securities Purchase Agreements dated November 27, 1996, as amended and restated on February 26, 1998, September 14, 1998 and May 28, 2000 (the "Securities Purchase Agreements"). Pursuant to the Securities Purchase Agreements, Parent has issued shares of Class A and Class B Common Stock, warrants to purchase Class B Common Stock (the "Warrants") and Parent Notes. The Parent Notes mature on November 27, 2008 and bear interest at 12% per annum, if paid in cash, or 14% per annum, if paid in kind, payable semi-annually on each May 27 and November 27. George N. Gillett, Jr. and his affiliates own 100% of the outstanding Class A Common Stock. A copy of the Securities Purchase Agreement dated as of May 28, 2000 is incorporated herein by reference as
Exhibit 4.6 of this Report.

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

Stockholders Agreements

     In connection with the Securities Purchase Agreements described above, Parent, Booth Creek Partners Limited II, L.L.L.P., John Hancock, Hancock Mezzanine Partners L.P., the CIBC Merchant Fund and Co-Investment Fund have entered into the Stockholders Agreement dated November 27, 1996, as amended and restated on February 26, 1998, August 5, 1998 and May 28, 2000 (the "Stockholders Agreement"). A copy of the Stockholders Agreement dated as of May 28, 2000 is incorporated herein by reference as a component of Exhibit 4.6 of this Report.

     Pursuant to the Stockholders Agreement, the Board of Directors of Parent shall consist of three individuals selected by Booth Creek Partners Limited II, L.L.L.P. and two individuals designated by John Hancock. The Board of Directors of Parent and the Company currently consists of George N. Gillett, Jr., Dean C. Kehler, Edward Levy and Gary M. Pelletier. See Part III, Item 10. "Directors and Executive Officers of the Registrant - Board of Directors." Without the consent of owners of 75% or more of Parent's equity securities (the "Required Owners"), neither Parent nor any subsidiary of Parent, including the Company, may issue any equity securities except for certain enumerated permitted issuances. With respect to issuance of equity securities of Parent requiring the approval of the Required Owners, the Required Owners also are entitled to certain preemptive rights. In addition, the Stockholders Agreement provides that neither Parent nor any of its subsidiaries, including the Company, may acquire any assets or business from any other person (other than inventory and equipment in the ordinary course of business), or sell or otherwise dispose of all or substantially all of the assets of any resort or the stock of any subsidiary, without the consent of the Required Owners.

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

     The Stockholders Agreement shall terminate, and be of no force or effect, upon the consummation of a Qualified Public Offering (as defined in the Stockholders Agreement). The Stockholders Agreement may be amended, superseded or otherwise modified, and its terms may be waived, by the Required Owners, subject to certain limited exceptions.

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

Sales of Real Estate to Trimont Land Holdings, Inc. and Related Transactions

     On November 17, 1999, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, consummated the sale to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, of certain single family development property underlying a portion of the Unit 7 and 7A developments at Northstar for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "Unit 7 Note") for $l,050,000, subject to adjustment. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. In connection with the sale of development real estate on September 22, 2000 as described below, TLH's interests in the Unit 7A lots were transferred back to TLC on September 22, 2000.

     Under the terms of the Unit 7 Note, TLC is entitled to receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) derived from the resale of TLH's lots within Unit 7. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the Unit 7 development, which was substantially completed in November 2001. The Company recognizes revenue and related costs of sales for these real estate transactions upon the close of escrow for lot sales between TLH and third party buyers, and had reflected the $6,000,000 in cash received as a deposit liability as of November 2, 2001.

     For the year ended November 1, 2002, TLH consummated the sale of 25 Unit 7 lots for net proceeds of approximately $11,300,000. As the net proceeds of the 25 lot sales were more than the $6,000,000 in cash initially paid by TLH for the underlying real estate, additional cash proceeds of $5,300,000 were distributed to TLC during the year ended November 1, 2002. In addition, the Company relieved the existing $6,000,000 deposit liability during the year ended November 1, 2002. As of November 1, 2002, one lot remained available for sale within the Unit 7 subdivision.

     Timothy H. Beck, Executive Vice President, Planning of the Company, purchased one of the Unit 7 lots sold by TLH during the year end November 1, 2002. The Company believes the net selling price of $453,000 for the lot sold approximated the fair value of such property.

     On September 22, 2000, TLC and TLH entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000, of which 85% was payable in cash and 15% was payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note (the "Convertible Secured Note"). The Convertible Secured Note is subordinated to other indebtedness of TLH, including amounts owed to John Hancock, an affiliate of the Company.

     The Convertible Secured Note requires quarterly interest payments at the rate of 10% per annum if paid in cash, or 12% if paid in kind, and is due in full in September 2005. The Convertible Secured Note is secured by TLH's membership interest in a real estate joint venture (the "East West Joint Venture") to which TLH is a party. The Convertible Secured Note is convertible at TLC's option into 15% of TLH's membership interest in the East West Joint Venture, which enables TLC to obtain, at TLC's option, a profit participation in the Development Real Estate. The Company obtained an opinion from an independent firm qualified and experienced in the subject matter of the transaction that the terms of the sale of the Development Real Estate were fair and reasonable to the Company and TLC and at least as favorable as the terms which could have been obtained in a comparable transaction made on an arms-length basis between unaffiliated parties.

     During the year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represents the cash portion of the purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment has been deferred as a deposit liability pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement, which is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in 2003.

Management Agreement with Booth Creek Management Corporation

     On May 26, 2000, the Company and Parent entered into an Amended and Restated Management Agreement (the "Management Agreement") with Booth Creek Management Corporation (the "Management Company") pursuant to which the Management Company agreed to provide Parent, Booth Creek and its subsidiaries with management advice with respect to, among other things, (i) formulation and implementation of financial, marketing and operating strategies, (ii) development of business plans and policies, (iii) corporate finance matters, including acquisitions, divestitures, debt and equity financings and capital expenditures, (iv) administrative and operating matters, including unified management of the Company's ski resorts, (v) research, marketing and promotion, and (vi) other general business matters. George N. Gillett, Jr. is the sole shareholder, sole director and Chief Executive Officer of the Management Company. A copy of the Management Agreement has been filed as Exhibit 10.11 to this Report and is incorporated by reference herein.

     Under the terms of the Management Agreement, Parent and the Company provide customary indemnification, reimburse certain costs and pay the Management Company an annual management fee of $100,000, plus a discretionary operating bonus. No operating bonus was paid for the year ended November 1, 2002.

     To the fullest extent permitted by law, with certain limitations, the Management Company and any officer, director, employee, agent or attorney of the Management Company (collectively, the "Indemnities") shall not have any liability to Parent, Booth Creek or any of their subsidiaries for any loss, damage, cost or expense (including, without limitation, any court costs, attorneys' fees and any special, indirect, consequential or punitive damages) allegedly arising out of the Management Company's management services rendered to the Parent, Booth Creek or any of their subsidiaries or Indemnities' acts, conduct or omissions in connection with the Management Company's management services rendered to Booth Creek or any of their subsidiaries.

     In addition, to the fullest extent permitted by law, each of Parent and Booth Creek indemnifies the Indemnitees and holds the Indemnitees harmless against any loss, damage, cost or expense (including, without limitation, court costs and reasonable attorneys' fees) which the Indemnitees may sustain or incur by reason of any threatened, pending or completed investigation, action, claim, demand, suit, proceeding or recovery by any person (other than the Indemnitees) allegedly arising out of the Management Company's management services rendered to the Parent, Booth Creek or any of their subsidiaries or the Indemnitees' acts, conduct or omissions in connection with the Management Company's management services rendered to the Parent, Booth Creek or any of their subsidiaries.

Financial Services

     CIBC World Markets Corp., an affiliate of the CIBC Merchant Fund, has provided financial and investment banking services to the Company from time to time, including in connection with the Company's repurchase of its Senior Notes. The Company paid fees aggregating $100,000 to CIBC World Markets Corp. for such services during the year ended November 1, 2002.

Item 14. Controls and Procedures

     a) The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (the "Evaluation") as of the last day of the period covered by this Report. Based upon the Evaluation, the Company's Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

               *3.2 Bylaws of Booth Creek Ski Holdings, Inc.

               *3.3 Restated Articles of Incorporation of Trimont Land Company.

               *3.4 Bylaws of Trimont Land Company.

               *3.5 Certificate of Incorporation of Sierra-at-Tahoe, Inc.

               *3.6 Bylaws of Sierra-at-Tahoe, Inc.

               *3.7 Certificate of  Incorporation of Booth Creek Ski Acquisition
                    Corp.

               *3.8 Bylaws of Booth Creek Ski Acquisition Corp.

               *3.9 Amended  and  Restated   Certificate  of   Incorporation  of
                    Waterville Valley Ski Resort, Inc.

              *3.10 Bylaws of Waterville Valley Ski Resort, Inc.

              *3.11 Amended and Restated  Certificate of  Incorporation of Mount
                    Cranmore Ski Resort, Inc.

              *3.12 Bylaws of Mount Cranmore Ski Resort, Inc.

              *3.13 Amended  and  Restated  Articles  of  Incorporation  of  Ski
                    Lifts, Inc.

              *3.14 Bylaws of Ski Lifts, Inc.

             **3.15 Articles of Incorporation of LMRC Holding Corp.

             **3.16 Amended and  Restated  Articles of  Incorporation  of Loon
                    Mountain Recreation Corporation.

             **3.17 Amended and Restated  Bylaws of Loon  Mountain  Recreation
                    Corporation.

             **3.18 Amended and  Restated  Articles of  Incorporation  of Loon
                    Realty Corp.

             **3.19 Amended and Restated Bylaws of Loon Realty Corp.

             **3.20 Bylaws of LMRC Holding Corp.

               *4.1 Indenture  dated as of March  18,  1997 by and  among  Booth
                    Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee
                    (including the form of 12.5% Senior Note due 2007 and the form of Guarantee).

               *4.2 Supplemental  Indenture No. 1 to Indenture dated as of April
                    25, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, HSBC Bank USA, as Trustee.

               +4.3 Supplemental  Indenture  No.  2 to  Indenture  dated  as  of
                    February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee.

               +4.4 Supplemental  Indenture  No.  3 to  Indenture  dated  as  of
                    February 26, 1998, by and among Booth Creek Ski Holdings, Inc., as Issuer, LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee.

              ++4.5 Supplemental  Indenture  No.  4 to  Indenture  dated  as  of
                    October 8, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Booth Creek Ski Acquisition, Inc., and HSBC Bank USA, as Trustee.

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

           ####4.7 Stockholders Agreement dated January 22, 2002 among Christopher P. Ryman, Elizabeth J. Cole, Timothy H. Beck, Brian J. Pope, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., CIBC WG Argosy Merchant Fund 2, L.L.C., Co-Investment Merchant Fund, LLC and Booth Creek Ski Group, Inc.

             @10.1 Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

           @@@10.2 First Amendment dated October 10, 2002 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

             *10.3 Purchase and Sale Agreement dated as of August 30, 1996 by and between Waterville Valley Ski Area, Ltd., Cranmore, Inc., American Skiing Company and Booth Creek Ski Acquisition Corp.

            *10.4 Subordinated Promissory Note dated November 27, 1996 issued by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc. to American Skiing Company.

            *10.5 Stock Purchase and Indemnification Agreement dated as of November 26, 1996 among Booth Creek Ski Holdings, Inc., Fibreboard Corporation, Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc.

            *10.6 Escrow Agreement dated December 3, 1996 by and among Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

            *10.7 Stock Purchase Agreement dated as of February 21, 1997 by and between Booth Creek Ski Holdings, Inc., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund, and David R. Moffett, as representative.

            *10.8 Preferred Stock Purchase Agreement dated as of February 21, 1997 by and between DRE, L.L.C., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and David R. Moffett, as representative.

            #10.9 Asset Purchase Agreement dated as of March 21, 2000, as modified and amended, by and between Booth Creek Ski
                    Holdings, Inc., a Delaware corporation, as Seller, and GT Acquisition I, LLC, a Delaware limited liability company, as Buyer.

         ###10.10 Agreement for Purchase and Sale of Real Property and certain related agreements dated September 22, 2000 between Trimont Land Company and Trimont Land Holdings, Inc.

          ##10.11 Amended and Restated Management Agreement dated as of May 26, 2000 by and between Booth Creek Ski Holdings, Inc. and Booth Creek Management Corporation.

           *10.12 Ski Area Term Special Use Permit No. 4002/01 issued by the United States Forest Service to Waterville Valley Ski Resort, Inc.

           *10.13 Ski Area Term Special Use Permit No. 4127/09 issued by the United States Forest Service to Ski Lifts, Inc.

           *10.14 Annual Special Use Permit Nos. 4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

          @@10.15 Ski Area Term Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

         +++10.16 Ski Area Term Special Use Permit No. 4186 issued by the United States Forest Service to Sierra-at-Tahoe, Inc.

          @@10.17 Stock Purchase Agreement dated July 22, 2002 among Bear Mountain Resort, Inc., Snow Summit Ski Corporation and Booth Creek Ski Holdings, Inc.

          **10.18 Employment Agreement dated as of July 1, 1997, by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

        ####10.19   Amendment  No. 1 to the  Employment  Agreement  by and
                    between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

        ####10.20   Amended  and  Restated  Employment  Agreement  by  and
                    between  Booth  Creek  Ski  Group,  Inc.,  Booth  Creek  Ski
                    Holdings, Inc. and Christopher P. Ryman.

        ####10.21   Amended  and  Restated  Employment  Agreement  by  and
                    between  Booth  Creek  Ski  Group,  Inc.,  Booth  Creek  Ski
                    Holdings, Inc. and Elizabeth J. Cole.

        ####10.22   Booth Creek Ski Group, Inc. 2001 Stock Incentive Plan.

        ####10.23   Restricted  Stock Agreement by and between Booth Creek
                    Ski Group, Inc. and Timothy H. Beck.

        ####10.24   Deferred  Compensation  Agreement by and between Booth
                    Creek Ski Group, Inc. and Timothy H. Beck.

        ####10.25   Restricted  Stock Agreement by and between Booth Creek
                    Ski Group, Inc. and Brian J. Pope.

        ####10.26   Deferred  Compensation  Agreement by and between Booth
                    Creek Ski Group, Inc. and Brian J. Pope.

        ####10.27   Severance  Agreement  by and  between  Booth Creek Ski
                    Group,  Inc.,  Booth Creek Ski  Holdings,  Inc. and Brian J.
                    Pope.

         @@@@12.1   Statement of Ratio of Earnings to Fixed Charges.

         @@@@21.1   Subsidiaries of the Registrant.

         @@@@99.1 Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         @@@@99.2 Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         @@@@99.3 Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         @@@@99.4 Booth Creek Ski Holdings, Inc. Code of Business Conduct and Ethics adopted January 14, 2003.


---------------------

* Filed with Registration Statement on Form S-4 (Reg. No. 333-26091) and incorporated herein by reference.

** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 30, 1998 and incorporated herein by reference.

+ Filed with the Company's Current Report on Form 8-K dated February 26, 1998 and incorporated herein by reference.

++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 30, 1998 and incorporated herein by reference.

+++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 29, 1999 and incorporated herein by reference.

# Filed with the Company's Current Report on Form 8-K dated March 21, 2000 and incorporated herein by reference.

## Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended July 28, 2000 and incorporated herein by reference.

### Filed with the Company's Current Report on Form 8-K dated September 22, 2000 and incorporated herein by reference.

#### Filed with the  Company's  Annual  Report on Form 10-K for the Fiscal  Year
     Ended November 2, 2001 and incorporated herein by reference.

@ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended February 1, 2002 and incorporated herein by reference.

@@ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended August 2, 2002 and incorporated herein by reference.

@@@ Filed with the Company's Current Report on Form 8-K dated October 10, 2002 and incorporated herein by reference.

@@@@ Filed herewith as an Exhibit to this Form 10-K.

(b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated October 10, 2002, reporting under Item 5 thereof the sale of all of the capital stock of Bear Mountain, Inc. to Snow Summit Ski Corporation.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Truckee, State of California, as of January 28, 2003.

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


         Signature                     Title                   Date
         ---------                     -----                   ----

 /s/ GEORGE N. GILLETT, JR.     Chairman of the Board of   January 28, 2003
----------------------------    Directors and Chief
   George N. Gillett, Jr.       Executive Officer
                               (Principal Executive
                                Officer)


   /s/ GARY M. PELLETIER        Member of the Board of     January 28, 2003
----------------------------    Directors
     Gary M. Pelletier


     /s/ DEAN C. KEHLER         Member of the Board of     January 28, 2003
----------------------------    Directors
       Dean C. Kehler


      /s/ EDWARD LEVY           Member of the Board of     January 28, 2003
----------------------------    Directors
        Edward Levy


  /s/ CHRISTOPHER P. RYMAN      President and Chief        January 28, 2003
----------------------------    Operating Officer
    Christopher P. Ryman


   /s/ ELIZABETH J. COLE        Executive Vice President   January 28, 2003
----------------------------    and Chief Financial
     Elizabeth J. Cole          Officer (Principal
                                Financial Officer)


     /s/ BRIAN J. POPE          Vice President of          January 28, 2003
----------------------------    Accounting and Finance
       Brian J. Pope           (Principal Accounting
                                Officer)

                                 CERTIFICATIONS



I, George N. Gillett, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Booth Creek Ski Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 28, 2003


                          By:            /s/ GEORGE N. GILLETT, JR.
                              -------------------------------------------------
                                             George N. Gillett, Jr.
                                            Chief Executive Officer

I, Christopher P. Ryman, certify that:

1. I have reviewed this annual report on Form 10-K of Booth Creek Ski Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 28, 2003


                          By:             /s/ CHRISTOPHER P. RYMAN
                              -------------------------------------------------
                                              Christopher P. Ryman
                                     President and Chief Operating Officer

I, Elizabeth J.Cole, certify that:

1. I have reviewed this annual report on Form 10-K of Booth Creek Ski Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 28, 2003


                          By:               /s/ ELIZABETH J. COLE
                              -------------------------------------------------
                                                Elizabeth J.Cole
                                            Executive Vice President and
                                               Chief Financial Officer

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

                         REPORT OF INDEPENDENT AUDITORS


Booth Creek Ski Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Booth Creek Ski Holdings, Inc. as of November 1, 2002 and November 2, 2001, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended November 1, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booth Creek Ski Holdings, Inc. at November 1, 2002 and November 2, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 1, 2002 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, Booth Creek Ski Holdings, Inc. adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on November 3, 2001.



                                                   /s/ ERNST & YOUNG LLP


Sacramento, California
December 20, 2002

                         BOOTH CREEK SKI HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                               November 1,       November 2,
                                                  2002              2001
                                             ---------------   ---------------

                 ASSETS
Current assets:
  Cash....................................      $      664        $      458
  Accounts receivable, net of allowance
   of $44 and $39, respectively...........           1,964             1,937
  Insurance proceeds receivable...........             800             1,500
  Inventories.............................           2,298             2,486
  Prepaid expenses and other current
   assets.................................           1,425             1,616
                                             ---------------   ---------------
Total current assets......................           7,151             7,997

Property and equipment, net...............         119,337           139,347
Real estate held for development and
sale......................................           6,966             8,220
Deferred financing costs, net of
  accumulated amortization
  of $4,609 and $5,128, respectively......           4,137             4,087
Timber rights and other assets............           6,071             6,429
Goodwill..................................          22,938            23,138
                                             ---------------   ---------------
Total assets..............................      $  166,600        $  189,218
                                             ===============   ===============

  LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Revolving credit facility...............      $    1,245        $   17,628
  Current portion of long-term debt.......           5,717             1,748
  Accounts payable and accrued
   liabilities............................          36,124            34,842
                                             ---------------   ---------------
Total current liabilities.................          43,086            54,218

Long-term debt............................         120,195           128,664
Other long-term liabilities...............             756               767
Commitments and contingencies
Preferred stock of subsidiary.............               -             1,136
Shareholder's equity:
  Common stock, $.01 par value; 1,000
   shares authorized,
   issued and outstanding.................               -                 -
  Additional paid-in capital..............          72,000            72,000
  Accumulated deficit.....................         (69,437)          (67,567)
                                             ---------------   ---------------
Total shareholder's equity................           2,563             4,433
                                             ---------------   ---------------
Total liabilities and
  shareholder's equity....................      $  166,600        $  189,218
                                             ===============   ===============
                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                               Year Ended
                                ----------------------------------------------
                                 November 1,     November 2,     October 27,
                                    2002            2001            2000
                                --------------  --------------  --------------

Revenue:
  Resort operations............  $  108,827      $  107,090      $  108,430
  Real estate and other
    (including revenues from
    related parties of $11,300
    and $18,905 for the years
    ended Nov. 1, 2002 and Oct.
    27, 2000, respectively)....      11,705             276          19,670
                                --------------  --------------  --------------
Total revenue..................     120,532         107,366         128,100

Operating expenses:
  Cost of sales - resort
   operations..................      63,137          61,290          62,804
  Cost of sales - real estate
   and other...................       2,920             211           4,507
  Depreciation and depletion...      17,094          19,776          17,037
  Amortization of goodwill and
   other intangible
   assets......................           -           2,405           2,400
  Selling, general and
   administrative expense......      22,614          21,428          21,187
                                  --------------  --------------  --------------
Total operating expenses.......     105,765         105,110         107,935
                                --------------  --------------  --------------

Operating income...............      14,767           2,256          20,165

Other income (expense):
  Interest expense.............     (15,281)        (16,822)        (18,158)
  Amortization of deferred
   financing costs.............      (1,126)           (966)         (1,084)
  Minority interest............         (15)           (127)           (179)
  Gain on sale of Grand
   Targhee resort to related
   party.......................           -               -             369
  Gain on early retirement
   of debt.....................       2,761           1,723               -
  Other income (expense).......         (90)            280            (143)
                                --------------  --------------  --------------
Other income (expense), net....     (13,751)        (15,912)        (19,195)
                                --------------  --------------  --------------

Income (loss) from continuing
  operations before change
  in accounting principle......       1,016         (13,656)            970

Discontinued operations:
 Income (loss) from
  discontinued operations of
  Bear Mountain resort.........         549            (138)         (1,327)
 Loss on sale of Bear
  Mountain resort..............      (3,235)              -               -
                                --------------  --------------  --------------
Loss on discontinued
 operations....................      (2,686)           (138)         (1,327)
                                --------------  --------------  --------------
Loss before change in
 accounting principle..........      (1,670)        (13,794)           (357)

Change in accounting principle
 for goodwill..................        (200)              -               -
                                --------------  --------------  --------------
Net loss.......................  $   (1,870)     $  (13,794)     $     (357)
                                ==============  ==============  ==============
                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                          (In thousands, except shares)



                                                Additional
                                   Common Stock   Paid-in   Accumulated
                                  --------------
                                 Shares   Amount  Capital     Deficit     Total
                                -------- ------- --------- ------------  -------
Balance at October 29, 1999....   1,000  $    -  $ 72,000  $ (53,416)  $ 18,584
Net loss.......................       -       -         -       (357)      (357)
                               -------------------------------------------------
Balance at October 27, 2000....   1,000       -    72,000    (53,773)    18,227
Net loss.......................       -       -         -    (13,794)   (13,794)
                               -------------------------------------------------
Balance at November 2, 2001....   1,000       -    72,000    (67,567)     4,433
Net loss.......................       -       -         -     (1,870)    (1,870)
                               -------------------------------------------------
Balance at November 1, 2002....   1,000  $    -  $ 72,000  $ (69,437)  $  2,563
                                ======== ======= ========= ============  =======

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended
                                  ----------------------------------------------
                                   November 1,     November 2,     October 27,
                                      2002            2001            2000
                                  --------------  --------------  --------------
Cash flows from operating
  activities:
Net loss.......................... $      (1,870)  $     (13,794)     $   (357)
Adjustments to reconcile net loss
  to net cash
  provided by operating
  activities:
   Depreciation and depletion.....        18,439          22,716        20,172
   Amortization of goodwill and
    other intangible assets.......             -           2,405         2,400
   Noncash cost of real estate
    sales.........................         2,478               -         2,460
   Amortization of deferred
    financing costs...............         1,126             966         1,084
   Minority interest..............            15             127           179
   Gain on sale of Grand Targhee
    resort to related party.......             -               -          (369)
   Gain on early retirement
    of debt.......................        (2,761)         (1,723)            -
   Loss on sale of Bear Mountain
    resort........................         3,235               -             -
   Change in accounting principle
    for goodwill..................           200               -             -
   Changes in operating assets
    and liabilities,
    net of divestitures:
      Accounts receivable.........          (188)             (8)         (366)
      Insurance proceeds
       receivable.................           700           2,570        (2,271)
      Inventories.................           (31)           (380)          394
      Prepaid expenses and other
       current assets.............           186            (422)         (264)
      Accounts payable and
       accrued liabilities........         2,005             927         5,940
      Other long-term liabilities.           (11)            (18)          735
                                  --------------  --------------  ------------
Net cash provided by operating
  activities......................        23,523          13,366        29,737

Cash flows from investing
  activities:
Capital expenditures for property
  and equipment...................       (11,638)        (12,944)      (21,909)
Capital expenditures for real
  estate held for
  development and sale............        (1,224)         (1,654)         (175)
Proceeds on sale of Bear Mountain
  resort..........................        11,954               -             -
Proceeds on sale of Grand Targhee
  resort to related party.........             -               -        11,422
Proceeds on disposal of property
  and equipment...................             -               -         1,060
Other assets......................           126            (682)          478
                                  --------------  --------------  ------------
Net cash used in investing
  activities......................          (782)        (15,280)       (9,124)

Cash flows from financing
  activities:
Borrowings under revolving
  credit facility.................        27,880          34,001        63,767
Repayments under revolving
  credit facility.................       (44,263)        (22,725)      (80,450)
Proceeds of long-term debt........        25,000               -             -
Principal payments of long-term
  debt............................       (27,949)         (8,969)       (2,670)
Deferred financing costs..........        (2,052)             (2)         (351)
Purchase of preferred stock of
  subsidiary and
  payment of dividends............        (1,151)           (629)         (674)
                                  --------------  --------------  ------------
Net cash provided by (used in)
  financing activities............       (22,535)          1,676       (20,378)
                                  --------------  --------------  ------------
Increase (decrease) in cash.......           206            (238)          235
Cash at beginning of year.........           458             696           461
                                  --------------  --------------  ------------
Cash at end of year............... $         664   $         458   $       696
                                  ==============  ==============  ============
                            See accompanying notes.

                        BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 1, 2002

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

     Booth Creek Ski Holdings, Inc. ("Booth Creek") was organized on October 8, 1996 in the State of Delaware for the purpose of acquiring and operating various ski resorts, including Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe ("Sierra"), Waterville Valley, Mt. Cranmore, Loon Mountain and the Summit at Snoqualmie (the "Summit"). Booth Creek also conducts certain real estate development activities, primarily at Northstar. Booth Creek sold the Grand Targhee ski resort ("Grand Targhee") on June 20, 2000, and sold the Bear Mountain ski resort ("Bear Mountain") on October 10, 2002. The operating results of Grand Targhee prior to June 20, 2000 are included in the Company's continuing operations for the year ended October 27, 2000. The operating results of Bear Mountain have been reflected as discontinued operations in the accompanying statements of operations for all periods presented.

     The consolidated financial statements include the accounts of Booth Creek and its subsidiaries (collectively referred to as the "Company"), all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

Reporting Periods

     The Company's fiscal year ends on the Friday closest to October 31 of each year. Fiscal 2002 and 2000 were 52 week years. Fiscal 2001 was a 53 week year.

Business and Principal Markets

     Northstar is a year-round destination resort including ski and golf facilities. Sierra is a regional ski area which attracts both day and destination skiers. Both Northstar and Sierra are located near Lake Tahoe, California. Waterville Valley, Mt. Cranmore and Loon Mountain are regional ski resorts attracting both day and destination skiers, and are located in New Hampshire. The Summit is located in Northwest Washington and is a day ski resort.

     Operations are highly seasonal at all locations with the majority of revenues realized during the ski season from late November through early April. The length of the ski season and the profitability of operations are significantly impacted by weather conditions. Although Northstar, Waterville Valley, Mt. Cranmore and Loon Mountain have snowmaking capacity to mitigate some of the effects of adverse weather conditions, abnormally warm weather or lack of adequate snowfall can materially affect revenues. Sierra and the Summit lack significant snowmaking capabilities but generally experience higher annual snowfall.

     Other operational risks and uncertainties that face the Company include competitive pressures affecting the number of skier visits and ticket prices; the success of marketing efforts to maintain and increase skier visits; the possibility of equipment failure; and continued availability and cost of water supplies and energy sources for snowmaking and other operations.

Cash

     Included in cash at November 1, 2002 and November 2, 2001 is restricted cash of $327,000 and $378,000, respectively, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

                        BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                                November 1,       November 2,
                                                   2002              2001
                                              ---------------   ---------------
                                                       (In thousands)


     Retail products........................   $     1,432       $    1,604
     Supplies...............................           618              622
     Food and beverage......................           248              260
                                              ---------------   ---------------
                                               $     2,298       $    2,486
                                              ===============   ===============

Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided on the straight-line method based upon the estimated service lives or capital lease terms, which are as follows:

     Land improvements.................................       20 years
     Buildings and improvements........................       20 years
     Lift equipment....................................       15 years
     Other machinery and equipment.....................  3 to 15 years

     Amortization of assets recorded under capital leases is included in depreciation expense.

Real Estate Activities

     The Company capitalizes as real estate held for development and sale the original acquisition cost, direct construction and development costs, and other related costs. Property taxes, insurance and interest incurred on costs related to real estate under development are capitalized during periods in which activities necessary to prepare the property for its intended use are in progress. Land costs and other common costs incurred prior to construction are allocated to each land parcel benefited. Construction-related costs are allocated to individual units in each development phase using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects for the years ended November 1, 2002, November 2, 2001 and October 27, 2000 was $30,000, $54,000 and $28,000, respectively.

     Sales and profits on real estate sales are recognized using the full accrual method at the point that the Company's receivables from land sales are deemed collectible and the Company has no significant remaining obligations for construction or development, which typically occurs upon transfer of title. If such conditions are not met, the recognition of all or part of the sales and profit is postponed. The Company thoroughly evaluates the contractual agreements and underlying facts and circumstances relating to its real estate transactions, including the involvement of related parties, to determine the appropriate revenue recognition treatment of such transactions in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," and related pronouncements.

                        BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Long-Lived Assets

     The Company evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). As of November 1, 2002, management believes that there had not been any impairment of the Company's long-lived assets.

Goodwill

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company adopted SFAS No. 142 effective as of November 3, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. The Company's operating results for the years ended November 2, 2001 and October 27, 2000 reflected goodwill amortization of $2,343,000 and $2,356,000, respectively. Excluding such goodwill amortization, adjusted net loss would have been $11,451,000 for the year ended November 2, 2001, and adjusted net income would have been $1,999,000 for the year ended October 27, 2000. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each resort. Based on the transitional impairment test, the Company wrote down goodwill by $200,000 for one resort, which has been reflected as the cumulative effect of a change in accounting principle in the accompanying statement of operations for the year ended November 1, 2002.

Fair Value of Financial Instruments

     The fair value of amounts outstanding under the Company's Senior Credit Facility approximates book value, as the interest rate on such debt generally varies with changes in market interest rates. The fair value of the Company's 12.5% senior notes due March 15, 2007 (the "Senior Notes") was approximately $88,000,000 and $96,000,000 at November 1, 2002 and November 2, 2001,
respectively, which was based on the market price of such debt.

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

Contingencies and Reserve Estimates

     The Company's operations are affected by various contingencies, including commercial litigation, personal injury claims relating principally to snow sports activities, self-insured workers' compensation matters and self-insured employee health and welfare arrangements. The Company performs periodic evaluations of these contingencies and, based on the advice of counsel, information provided by third-party claims administrators and other pertinent information, provides reserves for its best estimate of the eventual outcome of these matters. These estimated liabilities are reviewed and appropriately adjusted as the facts and circumstances related to these contingencies change.

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

                        BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Advertising Costs

     The production cost of advertisements is expensed when the advertisement is initially released. The cost of professional services for advertisements, sales campaigns and promotions is expensed when the services are rendered. The cost of brochures and other winter marketing collateral is expensed over the ski season. Advertising expenses for the years ended November 1, 2002, November 2, 2001 and October 27, 2000 were $4,196,000, $3,970,000 and $3,611,000, respectively.

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

Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that comprehensive income and its components, as defined in the pronouncement, be reported within the consolidated financial statements of the Company. As of and for the years ended November 1, 2002, November 2, 2001 and October 27, 2000, the Company does not have any transactions that would necessitate disclosure of comprehensive income.

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

Reclassifications

     Certain reclassifications have been made to the accompanying consolidated financial statements as of and for the years ended November 2, 2001 and October 27, 2000 to conform to the current presentation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        BOOTH CREEK SKI HOLDINGS, INC.

2.   Paid Skier Visit Insurance Programs

     For the 2000/01 season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies had a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies required the insured to experience monthly or annual snowfall amounts below certain agreed upon levels before a claim could be filed for the decline in paid skier visits. For the year ended November 2, 2001, the Company recorded resort operations revenues of $1,500,000 for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies. The Company's claims were determined based on a specified formula under the paid skier visit insurance policies and snowfall information verified by an independent third party. The Company believes that it fully complied with its obligations under the policies, and properly reported and made claims in accordance with the policies for losses aggregating in excess of $1,500,000. As a result of the underwriters' failure to properly process the Company's claims, in November 2001, the Company filed a lawsuit against the underwriters seeking recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices. In April 2002, the underwriters made a partial offer of settlement of $700,000, which the Company accepted with a reservation of all rights and remedies under the terms of the policies and applicable law with respect to its remaining claims. The
Company intends to vigorously pursue collection of its remaining claims. The parties to the lawsuit are currently conducting discovery in the matter. Based on an evaluation of information to date and the advice of counsel, the Company believes that realization of its recorded claims is probable. However, no assurance can be given regarding the timing of the resolution of this matter.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. For the year ended October 27, 2000, the Company recognized revenues of $6,600,000 (including $1,120,000 reflected in discontinued operations relating to Bear Mountain) for estimated claims proceeds under such policies. For the year ended November 2, 2001, resort operations revenues included $254,000 for additional claim recoveries which were received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000.

3.   Property and Equipment

     Property and equipment consist of the following:

                                                November 1,       November 2,
                                                   2002              2001
                                              ---------------   ---------------
                                                        (In thousands)

     Land and improvements..................    $   31,433        $   39,510
     Buildings and improvements.............        46,598            48,946
     Lift equipment.........................        45,222            49,921
     Other machinery and equipment..........        62,471            68,680
     Construction in progress...............        13,550            11,825
                                              ---------------   ---------------
                                                   199,274           218,882
     Less accumulated depreciation and
       amortization.........................        79,937            79,535
                                              ---------------   ---------------
                                                $  119,337        $  139,347
                                              ===============   ===============

                        BOOTH CREEK SKI HOLDINGS, INC.

4.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                November 1,       November 2,
                                                   2002              2001
                                              ---------------   ---------------
                                                        (In thousands)

     Accounts payable.......................    $    4,552        $    7,836
     Accrued compensation and benefits......         4,031             4,159
     Taxes other than income taxes..........           972             1,131
     Unearned revenue and deposits-
      resort operations.....................        15,232            11,601
     Unearned deposits from related party-
      real estate operations................         5,610             6,000
     Interest...............................         1,647             2,063
     Other..................................         4,080             2,052
                                              ---------------   ---------------
                                                $   36,124        $   34,842
                                              ===============   ===============

5.   Financing Arrangements

Senior Credit Facility

     Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (the "Senior Credit Facility") with Fleet National Bank, as administrative agent ("Agent"), and certain lenders. The following is a summary of certain provisions of the Senior Credit Facility, as currently amended.

          General - The Senior Credit Facility provides for a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with borrowing availability of up to $25,000,000. Borrowings under the Senior Credit Facility are collectively referred to herein as "Loans."

          Interest - For purposes of calculating interest, Loans can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of 4%. Interest on Loans outstanding is payable quarterly. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility as of November 1, 2002 bore interest at an annual rate of 6.8% pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility as of November 1, 2002 bore interest at an annual rate of 6.25% pursuant to the base rate option.

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

                        BOOTH CREEK SKI HOLDINGS, INC.

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

          Use of Proceeds - Borrowings under the Revolving Credit Facility could be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's Senior Notes. Borrowings under the Term Facility could be used to repurchase the Company's Senior Notes or repay certain other indebtedness, together with accrued and unpaid interest thereon. For the year ended November 1, 2002, the Company repurchased $29,325,000 aggregate principal amount of Senior Notes in privately-negotiated transactions through borrowings under the Term Facility and available cash resources. As of November 1, 2002, outstanding borrowings under the Revolving Credit Facility and Term Facility were $1,245,000 and $25,000,000, respectively.

     The Company has entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 31, 2005, declining to $14,000,000 through October 31, 2005. These interest rate cap agreements are designed to limit the Company's exposure to the effects of rising interest rates with respect to borrowings outstanding under the Term Facility. In exchange for upfront payments of $179,000, the Company will receive floating rate payments from the counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%. These agreements are accounted for at their fair value, with fluctuations recorded through the statement of operations. As of November 1, 2002, the fair value of these agreements was $41,000.

Senior Notes

     As of November 1, 2002, the Company had outstanding $96,175,000 aggregate principal amount of its Senior Notes. The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at a current redemption price of 106.25% declining through maturity, plus accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

     The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and the Guarantors, including indebtedness under the Senior Credit Facility. In addition, the Senior Notes are structurally subordinated to any indebtedness of the Company's subsidiaries that are not Guarantors. The Indenture contains covenants for the benefit of the holders of the Senior Notes that, among other things, limit the ability of the

                        BOOTH CREEK SKI HOLDINGS, INC.

5.   Financing Arrangements - (Continued)

Company and any Restricted  Subsidiaries to: (i) incur additional  indebtedness;
(ii) pay dividends and make other distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create liens; (vii) enter into transactions with affiliates; (viii) enter into sale and leaseback transactions; (ix) create dividend or other payment restrictions affecting Restricted Subsidiaries; (x) merge or consolidate the Company or any Guarantor; and (xi) sell assets.

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

     During the year ended November 1, 2002, the Company repurchased $29,325,000 aggregate principal amount of Senior Notes for $25,588,000. After giving effect to the write-off of related deferred financing costs and other costs totaling $976,000, the Company recognized a gain on early retirement of debt of $2,761,000.

     During the year ended November 2, 2001, the Company repurchased $8,000,000 aggregate principal amount of Senior Notes for $5,990,000. After giving effect to the write-off of related deferred financing costs of $287,000, the Company recognized a gain on early retirement of debt of $1,723,000.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 14, and Technical Corrections" ("SFAS No. 145"). Among other modifications, SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which generally provided that gains or losses from the extinguishment of debt be classified as an extraordinary item in the statement of operations. The Company adopted SFAS No. 145 effective as of November 1, 2002. In accordance with SFAS No. 145 and related pronouncements, the Company no longer classifies gains or losses from the early extinguishment of debt as an extraordinary item, and prior period financial statements have been appropriately reclassified.

     During November and December 2002, the Company repurchased $16,000,000 aggregate principal amount of Senior Notes for $15,080,000.

Other Debt

     Other debt of $4,737,000 and $4,912,000 at November 1, 2002 and November 2, 2001, respectively, consists of various capital lease obligations, notes payable and amounts owed under the American Skiing Company ("ASC") Seller Note for a portion of the purchase price for the acquisitions of Waterville Valley and Mt. Cranmore. The ASC Seller Note requires principal payments of $350,000 and $1,050,000 on January 31, 2003 and June 30, 2004, respectively. The ASC Seller Note bears interest at 12% per annum payable semi-annually on each June 30 and December 31.

     For the years ended November 1, 2002, November 2, 2001 and October 27, 2000, the Company entered into long-term debt and capital lease obligations of $2,676,000, $3,245,000 and $2,874,000, respectively, for the purchase of equipment.

     During the years ended November 1, 2002, November 2, 2001 and October 27, 2000, the Company paid cash for interest costs of $15,697,000, $17,054,000 and $18,473,000, respectively, net of amounts capitalized of $78,000, $59,000 and $149,000 respectively.

                        BOOTH CREEK SKI HOLDINGS, INC.

5.   Financing Arrangements - (Continued)

     As of November 1, 2002, the maturities of long-term debt were as follows:

      Year
    Ending
    October                                         (In thousands)
   --------

     2003.........................................    $      5,717
     2004.........................................           6,173
     2005.........................................          17,721
     2006.........................................              98
     2007.........................................          96,203
                                                   ---------------
     Total long-term debt.........................         125,912

     Less current portion.........................           5,717
                                                   ---------------
     Long-term debt...............................    $    120,195
                                                   ===============

6.   Commitments and Contingencies

Lease Commitments

     The Company leases certain machinery, equipment and facilities under operating leases. Aggregate future minimum lease payments as of November 1, 2002 were as follows:

     Year
    Ending
    October                                         (In thousands)
   --------

     2003.........................................   $      1,334
     2004.........................................            905
     2005.........................................            742
     2006.........................................            366
     2007.........................................            110
     Thereafter...................................          2,120
                                                     ---------------
                                                     $      5,577
                                                     ===============

     Total rent expense for all operating leases amounted to $2,378,000, $2,225,000 and $3,279,000 for the years ended November 1, 2002, November 2, 2001 and October 27, 2000, respectively.

     The Company leases certain machinery and equipment under capital leases. Aggregate future minimum lease payments as of November 1, 2002 for the years ending October 2003, October 2004, October 2005 and October 2006 were $1,522,000, $1,202,000, $734,000 and $85,000, respectively. The cost of equipment recorded under capital leases at November 1, 2002 and November 2, 2001 was $4,819,000 and $4,690,000, respectively, and the related accumulated depreciation at such dates was $2,147,000 and $1,812,000, respectively.

     In addition, the Company leases property from the U.S. Forest Service under Term Special Use Permits for all or certain portions of the operations of Sierra, Waterville Valley, Loon Mountain and the Summit. These leases are effective through 2039, 2034, 2042 and 2032, respectively. Lease payments are based on a percentage of revenues, and were $1,352,000, $1,215,000 and $1,166,000 for the years ended November 1, 2002, November 2, 2001 and October 27, 2000, respectively.

                        BOOTH CREEK SKI HOLDINGS, INC.

6.   Commitments and Contingencies - (Continued)

Other Commitments

     Commitments   for  future  capital   expenditures   totaled   approximately
$2,400,000 at November 1, 2002.

     In connection with certain single family real estate development projects at Northstar, self-insured workers' compensation arrangements for the Summit and certain other aspects of its operations, the Company has arranged for surety bonds from third-party surety bonding companies or letters of credit from financial institutions. The aggregate amount of surety bonds and letters of credit in place at November 1, 2002 were approximately $1,500,000 and $100,000, respectively.

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

Pledge of Stock

     The stock of the Company is pledged to secure approximately $99,000,000 of indebtedness of Parent.

7.   Income Taxes

     The difference between the statutory federal income tax rate and the effective tax rate is attributable to the following:

                                                      Year Ended
                                         -------------------------------------
                                         November 1,  November 2,  October 27,
                                            2002         2001         2000
                                         -----------  -----------  -----------
                                                    (In thousands)
     Tax benefit computed at
       federal statutory
       rate of 35% of pre-tax loss....   $     655      $ 4,828      $    62
     Net change in valuation
       allowance......................        (594)      (4,419)         (55)
     Other, net.......................         (61)        (409)          (7)
                                         -----------  -----------  -----------
                                         $       -      $     -      $     -
                                         ===========  ===========  ===========

                        BOOTH CREEK SKI HOLDINGS, INC.

7.   Income Taxes - (Continued)

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                               November 1,       November 2,
                                                   2002              2001
                                              ---------------   ---------------
                                                        (In thousands)


     Deferred tax assets:
       Accruals and reserves................    $   1,529         $   1,235
       Alternative minimum tax credit
        carryforwards.......................          352               352
       Net operating loss carryforwards.....       32,344            30,925
                                              ---------------   ---------------
         Total deferred tax assets..........       34,225            32,512
     Deferred tax liabilities:
       Property and equipment...............      (15,358)          (14,750)
       Goodwill.............................         (511)                -
                                              ---------------   ---------------
         Total deferred tax liabilities.....      (15,869)          (14,750)
                                              ---------------   ---------------
     Net deferred tax assets................       18,356            17,762
     Valuation allowance....................      (18,356)          (17,762)
     Net deferred tax assets reflected        ---------------   ---------------
       in the accompanying consolidated
       balance sheets.......................    $      -          $      -
                                              ===============   ===============

     At November 1, 2002, the Company has net operating loss carryforwards of approximately $88,600,000 for federal income tax reporting purposes, which expire between 2012 and 2022.

8.   Real Estate Transactions with Related Parties

Phases 4 and 4A of the Big Springs Development

     On July 28, 1999, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, consummated the sale of the property comprising Phases 4 and 4A of the Big Springs Development to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, for an aggregate sales price of $10,000,000, subject to adjustment as described below. The consideration initially paid to TLC consisted of $8,500,000 in cash and a promissory note (the "Phase 4/4A Note") for $1,500,000, subject to adjustment. Under the terms of the Phase 4/4A Note, TLC obtained the right to receive the greater of (a) $1,500,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) of the resale of the lots within Phases 4 and 4A. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. The Company recognized revenue and related costs of sales for these transactions upon the substantial completion of construction and the close of escrow for lot sales between TLH and third-party buyers. During the year ended October 27, 2000, the final four lots within Phases 4 and 4A closed escrow. In accordance with the terms of the transaction between TLH and TLC, the Company received proceeds and recognized real estate sales of $1,055,000 during the year ended October 27, 2000.

Unit 7 and 7A Development

     On November 17, 1999, TLC consummated the sale to TLH of certain single family development property underlying a portion of the Unit 7 and 7A developments at Northstar for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "Unit 7 Note") for $l,050,000, subject to adjustment. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. In connection with the sale of development real estate on September 22, 2000 as described below, TLH's interests in the Unit 7A lots were transferred back to TLC on September 22, 2000.

                        BOOTH CREEK SKI HOLDINGS, INC.

8.   Real Estate Transactions with Related Parties - (Continued)

     Under the terms of the Unit 7 Note, TLC is entitled to receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) derived from the resale of TLH's lots within Unit 7. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the Unit 7 development, which was substantially completed in November 2001. The Company recognizes revenue and related costs of sales for these real estate transactions upon the close of escrow for lot sales between TLH and third party buyers, and had reflected the $6,000,000 in cash received as a deposit liability as of November 2, 2001.

     For the year ended November 1, 2002, TLH consummated the sale of 25 Unit 7 lots for net proceeds of approximately $11,300,000. As the net proceeds of the 25 lot sales were more than the $6,000,000 in cash initially paid by TLH for the underlying real estate, additional cash proceeds of $5,300,000 were distributed to TLC during the year ended November 1, 2002. In addition, the Company relieved the existing $6,000,000 deposit liability during the year ended November 1, 2002. As of November 1, 2002, one lot remained available for sale within the Unit 7 subdivision.

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

     In accordance with generally accepted accounting principles for real estate transactions, the Company has recorded revenues for the sale of the initial land parcels to the extent of cash received by TLC. The Company will recognize revenues and profits on the portion of the sales price represented by the Convertible Secured Note as collections are made, and accordingly, has reflected $3,150,000 of deferred revenue as an offset to the Convertible Secured Note in the accompanying consolidated balance sheets as of November 1, 2002 and November 2, 2001. The Convertible Secured Note requires quarterly interest payments at the rate of 10% per annum if paid in cash, or 12% if paid in kind, and is due in full in September 2005. No interest is currently being accrued on the Convertible Secured Note, as such interest will be recognized as collections are made. The Convertible Secured Note is secured by TLH's membership interest in a real estate joint venture (the "East West Joint Venture") to which TLH is a party. The Convertible Secured Note is convertible at TLC's option into 15% of TLH's membership interest in the East West Joint Venture, which enables TLC to obtain, at TLC's option, a profit participation in the Development Real Estate. The Company obtained an opinion from an independent firm qualified and experienced in the subject matter of the transaction that the terms of the sale of Development Real Estate were fair and reasonable to the Company and TLC and at least as favorable as the terms which could have been obtained in a comparable transaction made on an arms-length basis between unaffiliated parties.

     During the year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represents the cash portion of the purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment has been deferred as a deposit liability pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement, which is subject to certain subdivision requirements to effect the transfer of such property and other normal and customary closing conditions, and is expected to be consummated in 2003.

                        BOOTH CREEK SKI HOLDINGS, INC.

9.   Sale of Grand Targhee to Related Party

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

10.  Sale of Bear Mountain Resort

     On October 10, 2002, the Company consummated the sale of all of the capital stock of Bear Mountain, Inc., the owner and operator of the Bear Mountain ski resort, to Snow Summit Ski Corporation for a purchase price of $12,000,000 in cash, subject to certain adjustments for working capital, assumed debt and allocations of off-season operating losses and capital expenditures. The purchase price was determined through arms-length negotiations. As of result of the disposition, the Company has reflected the historical operating results of Bear Mountain as discontinued operations in the accompanying consolidated statements of operations. Based on the terms of the transaction, the Company recognized a loss on the sale of $3,235,000.

     In connection with the sale of Bear Mountain, the Company obtained an amendment to the Senior Credit Facility to permit the transaction and modify certain covenant computations and other provisions of the Senior Credit Facility.

     Summary operating results for Bear Mountain for the periods indicated below, which have historically been included in the Company's resort segment operating results, were as follows:

                                               Year Ended
                           -----------------------------------------------------
                               November 1,      November 2,       October 27,
                                  2002             2001               2000
                           ----------------- ----------------- -----------------
                                              (In thousands)

  Total revenue.........   $        14,067      $     14,539      $     11,255
  Total expenses........           (13,518)          (14,677)          (12,582)
                           ----------------- ----------------- -----------------
  Total income (loss)
    from discontinued
    operations..........   $           549      $       (138)     $     (1,327)
                           ================= ================= =================

     Bear Mountain generated income from operations before depreciation of $1,946,000, $2,863,000 and $1,868,000 for the years ended November 1, 2002,
November 2, 2001 and October 27, 2000, respectively.

11.  Management   Agreement   with  Related   Party  and  Other   Related  Party
     Transactions

     On May 26, 2000, the Company and Parent entered into an Amended and Restated Management Agreement (the "Management Agreement") with Booth Creek Management Corporation (the "Management Company") pursuant to which the Management Company agreed to provide Parent, Booth Creek and its subsidiaries with management advice with respect to, among other things, (i) formulation and implementation of financial, marketing and operating strategies, (ii) development of business plans and policies, (iii) corporate finance matters, including acquisitions, divestitures, debt and equity financings and capital expenditures, (iv) administrative and operating matters, including unified management of the Company's ski resorts, (v) research, marketing and promotion, and (vi) other general business matters. The Company's Chairman and Chief Executive Officer is the sole shareholder, sole director and Chief Executive Officer of the Management Company.

     Under the terms of the amended Management Agreement, Parent and the Company provide customary indemnification, reimburse certain costs and pay the Management Company an annual management fee of $100,000, plus a discretionary operating bonus. Management fees and reimbursable expenses incurred by the Company during the years ended November 1, 2002, November 2, 2001 and October 27, 2000 were $75,000, $75,000 and $246,000, respectively.

                        BOOTH CREEK SKI HOLDINGS, INC.

11.  Management   Agreement   with  Related   Party  and  Other   Related  Party
     Transactions - (Continued)

     CIBC World Markets Corp., an affiliate of a significant shareholder of Parent, has provided financial and investment banking services to the Company from time to time, including in connection with the Company's repurchase of its Senior Notes. The Company paid fees aggregating $100,000 to CIBC World Markets Corp. for such services during the year ended November 1, 2002.

12.  Employee Benefit Plan

     The Company maintains a defined contribution retirement plan (the "Plan"), qualified under Section 401(k) of the Internal Revenue Code, for certain eligible employees. Pursuant to the Plan, eligible employees may contribute a portion of their compensation, subject to a maximum amount per year as specified by law. The Company provides a matching contribution based on specified percentages of amounts contributed by participants. The Company's contribution expense for the years ended November 1, 2002, November 2, 2001 and October 27, 2000 were $637,000, $605,000 and $615,000, respectively.

13.  Business Segments

     The Company currently operates in two business segments, resort operations and real estate and other. The Company's resort operations segment is currently comprised of six ski resort complexes, which provide lift access, snow school lessons, retail, equipment rental, food and beverage offerings, lodging and property management services and ancillary products and services. The real estate and other segment is primarily engaged in the development and sale of real estate at Northstar and the harvesting of timber rights. Given the distinctive nature of their respective products, these segments are managed separately. Data by segment is as follows:

                                                      Year Ended
                                         -------------------------------------
                                         November 1,  November 2,  October 27,
                                            2002         2001         2000
                                         -----------  -----------  -----------
                                                     (In thousands)
     Revenue:
       Resort operations...............  $   108,827  $   107,090  $   108,430
       Real estate and other...........       11,705          276       19,670
                                         -----------  -----------  -----------
                                         $   120,532  $   107,366  $   128,100
                                         ===========  ===========  ===========

     Operating income (loss):
       Resort operations...............  $     7,398  $     3,148  $     5,337
       Real estate and other...........        7,369         (892)      14,828
                                         -----------  -----------  -----------
                                         $    14,767  $     2,256  $    20,165
                                         ===========  ===========  ===========


     Depreciation, depletion,
     amortization  and noncash  cost
     of real estate sales:
       Resort operations...............  $    16,892  $    22,053  $    19,192
       Real estate and other...........        2,680          128        2,705
                                         -----------  -----------  -----------
                                         $    19,572  $    22,181  $    21,897
                                         ===========  ===========  ===========

                        BOOTH CREEK SKI HOLDINGS, INC.

13.  Business Segments - (Continued)

     Capital expenditures by segment, which include expenditures relating to Bear Mountain for each period presented, and segment assets, which reflect the assets of Bear Mountain as of November 2, 2001, were as follows:

                                                      Year Ended
                                         -------------------------------------
                                         November 1,  November 2,  October 27,
                                            2002         2001         2000
                                         -----------  -----------  -----------
                                                     (In thousands)
     Capital expenditures:
       Resort operations...............  $    11,638  $    12,944  $    21,909
       Real estate and other...........        1,224        1,654          175
                                         -----------  -----------  -----------
                                         $    12,862  $    14,598  $    22,084
                                         ===========  ===========  ===========

                                         November 1,  November 2,
                                             2002         2001
                                         -----------  -----------
     Segment assets:
       Resort operations...............  $   148,427  $   169,919
       Real estate and other...........       10,939       12,345
       Corporate and other
        nonidentifiable assets.........        7,234        6,954
                                         -----------  -----------
                                         $   166,600      189,218
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

               *3.2 Bylaws of Booth Creek Ski Holdings, Inc.

               *3.3 Restated Articles of Incorporation of Trimont Land Company.

               *3.4 Bylaws of Trimont Land Company.

               *3.5 Certificate of Incorporation of Sierra-at-Tahoe, Inc.

               *3.6 Bylaws of Sierra-at-Tahoe, Inc.

               *3.7 Certificate of  Incorporation of Booth Creek Ski Acquisition
                    Corp.

               *3.8 Bylaws of Booth Creek Ski Acquisition Corp.

               *3.9 Amended  and  Restated   Certificate  of   Incorporation  of
                    Waterville Valley Ski Resort, Inc.

              *3.10 Bylaws of Waterville Valley Ski Resort, Inc.

              *3.11 Amended and Restated  Certificate of  Incorporation of Mount
                    Cranmore Ski Resort, Inc.

              *3.12 Bylaws of Mount Cranmore Ski Resort, Inc.

              *3.13 Amended  and  Restated  Articles  of  Incorporation  of  Ski
                    Lifts, Inc.

              *3.14 Bylaws of Ski Lifts, Inc.

             **3.15 Articles of Incorporation of LMRC Holding Corp.

             **3.16 Amended and  Restated  Articles of  Incorporation  of Loon
                    Mountain Recreation Corporation.

             **3.17 Amended and Restated  Bylaws of Loon  Mountain  Recreation
                    Corporation.

             **3.18 Amended and  Restated  Articles of  Incorporation  of Loon
                    Realty Corp.

             **3.19 Amended and Restated Bylaws of Loon Realty Corp.

             **3.20 Bylaws of LMRC Holding Corp.

               *4.1 Indenture  dated as of March  18,  1997 by and  among  Booth
                    Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee (including the form of 12 1/2% Senior Note due 2007 and the form of Guarantee).

               *4.2 Supplemental  Indenture No. 1 to Indenture dated as of April
                    25, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, HSBC Bank USA, as Trustee.

               +4.3 Supplemental  Indenture  No.  2 to  Indenture  dated  as  of
                    February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Bear Mountain, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee.

               +4.4 Supplemental  Indenture  No.  3 to  Indenture  dated  as  of
                    February 26, 1998, by and among Booth Creek Ski Holdings, Inc., as Issuer, LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee.

              ++4.5 Supplemental  Indenture  No.  4 to  Indenture  dated  as  of
                    October 8, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Booth Creek Ski Acquisition, Inc., and HSBC Bank USA, as Trustee.

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

            ####4.7 Stockholders  Agreement  dated  January  22,  2002 among
                    Christopher P. Ryman, Elizabeth J. Cole, Timothy H. Beck, Brian J. Pope, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., CIBC WG Argosy Merchant Fund 2, L.L.C., Co-Investment Merchant Fund, LLC and Booth Creek Ski Group, Inc.

              @10.1 Amended and Restated Credit  Agreement dated as of March 15,
                    2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

            @@@10.2 First  Amendment  dated  October  10, 2002 to Amended and
                    Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

              *10.3 Purchase and Sale  Agreement  dated as of August 30, 1996 by and between Waterville Valley Ski Area, Ltd., Cranmore, Inc., American Skiing Company and Booth Creek Ski Acquisition Corp.

              *10.4 Subordinated  Promissory Note dated November 27, 1996 issued by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc. to American Skiing Company.

              *10.5 Stock  Purchase and  Indemnification  Agreement  dated as of
                    November 26, 1996 among Booth Creek Ski Holdings, Inc., Fibreboard Corporation, Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc.

              *10.6 Escrow  Agreement  dated  December  3,  1996  by  and  among
                    Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

              *10.7 Stock  Purchase  Agreement  dated as of February 21, 1997 by and between Booth Creek Ski Holdings, Inc., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund, and David R. Moffett, as representative.

              *10.8 Preferred Stock Purchase  Agreement dated as of February 21,
                    1997 by and between DRE, L.L.C., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and David R. Moffett, as representative.

              #10.9 Asset  Purchase  Agreement  dated as of March 21,  2000,  as modified  and  amended,  by  and  between  Booth  Creek  Ski
                    Holdings, Inc., a Delaware corporation, as Seller, and GT Acquisition I, LLC, a Delaware limited liability company, as Buyer.

           ###10.10 Agreement for Purchase and Sale of Real Property and certain related agreements dated September 22, 2000 between Trimont Land Company and Trimont Land Holdings, Inc.

            ##10.11 Amended and Restated Management Agreement dated as of May
                    26, 2000 by and between Booth Creek Ski Holdings, Inc. and Booth Creek Management Corporation.

             *10.12 Ski Area Term Special Use Permit No. 4002/01 issued by the
                    United States Forest Service to Waterville Valley Ski Resort, Inc.

             *10.13 Ski Area Term Special Use Permit No. 4127/09 issued by the
                    United States Forest Service to Ski Lifts, Inc.

             *10.14 Annual Special Use Permit Nos. 4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

            @@10.15 Ski Area Term Special Use Permit No. 4008/1 issued by the
                    United States Forest Service to Loon Mountain Recreation Corporation.

           +++10.16 Ski Area Term  Special Use Permit No. 4186 issued by the
                    United States Forest Service to Sierra-at-Tahoe, Inc.

            @@10.17 Stock Purchase  Agreement  dated July 22, 2002 among Bear
                    Mountain Resort, Inc., Snow Summit Ski Corporation and Booth Creek Ski Holdings, Inc.

            **10.18 Employment  Agreement  dated as of July 1, 1997,  by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

          ####10.19 Amendment No. 1 to the Employment Agreement by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

          ####10.20 Amended and Restated Employment Agreement by and between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Christopher P. Ryman.

          ####10.21 Amended and Restated Employment Agreement by and between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Elizabeth J. Cole.

          ####10.22 Booth Creek Ski Group, Inc. 2001 Stock Incentive Plan.

          ####10.23 Restricted  Stock Agreement by and between Booth Creek
                    Ski Group, Inc. and Timothy H. Beck.

          ####10.24 Deferred  Compensation  Agreement by and between Booth
                    Creek Ski Group, Inc. and Timothy H. Beck.

          ####10.25 Restricted  Stock Agreement by and between Booth Creek
                    Ski Group, Inc. and Brian J. Pope.

          ####10.26 Deferred  Compensation  Agreement by and between Booth
                    Creek Ski Group, Inc. and Brian J. Pope.

          ####10.27 Severance  Agreement  by and  between  Booth Creek Ski
                    Group,  Inc.,  Booth Creek Ski  Holdings,  Inc. and Brian J.
                    Pope.

           @@@@12.1 Statement of Ratio of Earnings to Fixed Charges.

           @@@@21.1 Subsidiaries of the Registrant.

           @@@@99.1 Certification of George N. Gillett, Jr., Chief Executive
                    Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           @@@@99.2 Certification  of Christopher  P. Ryman,  President and
                    Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           @@@@99.3 Certification  of  Elizabeth  J. Cole,  Executive  Vice
                    President and Chief Financial Officer, pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           @@@@99.4 Booth Creek Ski Holdings, Inc. Code of Business Conduct and Ethics adopted January 14, 2003

--------------------------


* Filed with Registration Statement on Form S-4 (Reg. No. 333-26091) and incorporated herein by reference.

** Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 30, 1998 and incorporated herein by reference.

+ Filed with the Company's Current Report on Form 8-K dated February 26, 1998 and incorporated herein by reference.

++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 30, 1998 and incorporated herein by reference.

+++ Filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 29, 1999 and incorporated herein by reference.

# Filed with the Company's Current Report on Form 8-K dated March 21, 2000 and incorporated herein by reference.

## Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended July 28, 2000 and incorporated herein by reference.

### Filed with the Company's Current Report on Form 8-K dated September 22, 2000 and incorporated herein by reference.

#### Filed with the  Company's  Annual  Report on Form 10-K for the Fiscal  Year
     Ended November 2, 2001 and incorporated herein by reference.

@ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended February 1, 2002 and incorporated herein by reference.

@@ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended August 2, 2002 and incorporated herein by reference.

@@@ Filed with the Company's Current Report on Form 8-K dated October 10, 2002 and incorporated herein by reference.

@@@@ Filed herewith as an Exhibit to this Form 10-K.