Form 10-Q
period 2003-01-31
BOOTH CREEK SKI HOLDINGS INC
filed 2003-03-17
CIK 1037253

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 31, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]


     As of February 28, 2003, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

===============================================================================

                              TABLE OF CONTENTS



Item                                                                Page Number
----                                                                -----------
                       PART I - FINANCIAL INFORMATION

 1.  Financial Statements..............................................    1

 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................   10

 3.  Quantitative and Qualitative Disclosures about Market Risk........   22

 4.  Controls and Procedures...........................................   22

                         PART II - OTHER INFORMATION

 1.  Legal Proceedings.................................................   23

 3.  Defaults Upon Senior Securities...................................   24

 6.  Exhibits and Reports on Form 8-K..................................   24

     Signatures........................................................   25

     Certifications....................................................   26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                         January 31,   November 1,   February 1,
                                            2003          2002          2002
                                        ------------  -----------   ------------
                  ASSETS                 (Unaudited)                 (Unaudited)

Current assets:
 Cash and cash equivalents..............  $   1,883    $     664     $    2,239
 Accounts receivable, net of allowance
  of $51, $44 and $39, respectively.....      2,361        1,964          2,507
 Insurance proceeds receivable..........        800          800          1,500
 Inventories ...........................      3,153        2,298          3,152
 Prepaid expenses and other current
  assets ...............................      3,214        1,425          2,535
                                        ------------  -----------   ------------
Total current assets ...................     11,411        7,151         11,933

Property and equipment, net ............    118,535      119,337        139,214
Real estate held for development
 and sale ..............................      7,292        6,966          7,983
Deferred financing costs, net of
 accumulated amortization of $4,377,
 $4,609 and $5,367, respectively .......      3,441        4,137          3,862
Timber rights and other assets .........      5,969        6,071          6,193
Goodwill................................     22,938       22,938         22,938
                                        ------------  -----------   ------------
Total assets ...........................  $ 169,586    $ 166,600     $  192,123
                                        ============  ===========   ============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Revolving credit facility .............  $   7,500    $   1,245     $        -
 Current portion of long-term debt .....      5,464        5,717          1,926
 Accounts payable and accrued
  liabilities ..........................     43,606       36,124         44,625
                                        ------------  -----------   ------------
Total current liabilities ..............     56,570       43,086         46,551

Long-term debt .........................    103,066      120,195        128,889

Other long-term liabilities ............        756          756            741

Commitments and contingencies

Shareholder's equity:
 Common stock, $.01 par value; 1,000
  shares authorized, issued and
  outstanding ..........................          -            -              -
 Additional paid-in capital ............     72,000       72,000         72,000
 Accumulated deficit ...................    (62,806)     (69,437)       (56,058)
                                        ------------  -----------   ------------
Total shareholder's equity .............      9,194        2,563         15,942
                                        ------------  -----------   ------------
Total liabilities and shareholder's
 equity ................................  $ 169,586    $ 166,600     $  192,123
                                        ============  ===========   ============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                     Three Months Ended
                                                 --------------------------
                                                 January 31,    February 1,
                                                    2003           2002
                                                 -----------    -----------
                                                        (Unaudited)
Revenue:
  Resort operations............................    $ 46,515       $ 49,357
  Real estate and other (including $3,300 in
   revenues with related parties in 2002)......          16          3,300
                                                 -----------    -----------
Total revenue..................................      46,531         52,657

Operating expenses:
  Cost of sales - resort
   operations..................................      26,096         25,518
  Cost of sales - real estate
   and other...................................          21            671
  Depreciation and depletion...................       3,830          4,271
  Selling, general and
   administrative expense......................       6,809          7,525
                                                 -----------    -----------
Total operating expenses.......................      36,756         37,985
                                                 -----------    -----------
Operating income...............................       9,775         14,672


Other income (expense):
  Interest expense.............................      (3,371)        (4,261)
  Amortization of deferred
   financing costs.............................        (282)          (239)
  Gain on early retirement of debt.............         506              -
  Minority interest............................           -            (15)
  Other income.................................           3             14
                                                 -----------    -----------
  Other income (expense),net...................      (3,144)        (4,501)
                                                 -----------    -----------
Income from continuing operations before
  change in accounting principle...............       6,631         10,171

Discontinued operations:
  Income from discontinued operations of
   Bear Mountain resort........................           -          1,538
                                                 -----------    -----------
Income before change in accounting principle...       6,631         11,709

Change in accounting principle for goodwill....           -           (200)
                                                 -----------    -----------
Net income.....................................    $  6,631       $ 11,509
                                                 ===========   ============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Three Months Ended
                                                -------------------------------
                                                  January 31,       February 1,
                                                     2003              2002
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net income.....................................   $   6,631         $  11,509
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion..................       3,830             4,750
   Noncash cost of real estate sales ..........           -               665
   Amortization of deferred financing costs ...         282               239
   Gain on early retirement of debt............        (506)                -
   Minority interest ..........................           -                15
   Change in accounting principle
    for goodwill...............................           -               200
   Changes in operating assets and liabilities:
    Accounts receivable .......................        (397)             (570)
    Inventories ...............................        (855)             (666)
    Prepaid expenses and other current assets..      (1,789)             (919)
    Accounts payable and accrued liabilities...       7,482             9,783
    Other long-term liabilities................           -               (26)
                                                -------------     -------------
Net cash provided by operating activities......      14,678            24,980

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (2,339)           (2,973)
Capital expenditures for real estate
 held for development and sale ................        (326)             (428)
Other assets ..................................          95               236
                                                -------------     -------------
Net cash used in investing activities .........      (2,570)           (3,165)

Cash flows from financing activities:
Borrowings under revolving credit facility.....      26,995             8,115
Repayments under revolving credit facility ....     (20,740)          (25,743)
Principal payments of long-term debt ..........     (17,144)           (1,241)
Deferred financing costs ......................           -               (14)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................           -            (1,151)
                                                -------------     -------------
Net cash used in financing activities .........     (10,889)          (20,034)
                                                -------------     -------------
Increase in cash and cash equivalents..........       1,219             1,781

Cash and cash equivalents
 at beginning of period........................         664               458
                                                -------------     -------------
Cash and cash equivalents at end of period..... $     1,883       $     2,239
                                                =============     =============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2003


1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

     Booth Creek Ski Holdings, Inc. ("Booth Creek") owns and operates various ski resorts, including Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe ("Sierra"), Waterville Valley, Mt. Cranmore, Loon Mountain and the Summit at Snoqualmie (the "Summit"). Booth Creek also conducts certain real estate development activities, primarily at Northstar.

     Booth Creek sold the Bear Mountain ski resort ("Bear Mountain") on October 10, 2002. The operating results of Bear Mountain have been reflected as discontinued operations in the accompanying statement of operations for the three months ended February 1, 2002. Summary operating results for Bear Mountain for the three months ended February 1, 2002 were as follows:

                                                              (In thousands)

     Total revenue.......................................       $     7,487
     Total expenses......................................            (5,949)
                                                          ------------------
     Total income from discontinued operations...........       $     1,538
                                                          ==================

     The consolidated financial statements include the accounts of Booth Creek and its subsidiaries (collectively referred to as the "Company"), all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc.

     The accompanying consolidated financial statements as of January 31, 2003 and February 1, 2002 and for the three month periods then ended are unaudited, but include all adjustments (consisting only of normal, recurring adjustments and adjustments to recognize the gain on early retirement of debt during the three months ended January 31, 2003 and the change in accounting principle for goodwill during the three months ended February 1, 2002) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at January 31, 2003 and February 1, 2002, and its operating results and cash flows for the three month periods then ended. Due to the highly seasonal nature of the Company's business, the results for the interim periods are not indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2002.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of February 1, 2002, cash equivalents consisted of money market funds.

     Included in cash at January 31, 2003 is restricted cash of $1,017,000, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

                         BOOTH CREEK SKI HOLDINGS, INC.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories were as follows:

                               January 31,       November 1,       February 1,
                                  2003              2002              2002
                            ---------------   ---------------   ---------------
                                              (In thousands)


     Retail products.......   $     1,745       $    1,432        $    1,766
     Supplies..............           670              618               695
     Food and beverage.....           738              248               691
                            ---------------   ---------------   ---------------
                              $     3,153       $    2,298        $    3,152
                            ===============   ===============   ===============

Revenue Recognition

     Revenues from resort operations are generated from a wide variety of sources, including lift ticket sales, snow school lessons, equipment rentals, retail product sales, food and beverage operations, lodging and property management services and other recreational activities, and are recognized as services are provided and products are sold. Sales of season passes are initially deferred in unearned revenue and recognized ratably over the expected ski season.

Recently Adopted Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. The Company adopted SFAS No. 143 effective as of November 2, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Paid Skier Visit Insurance Program

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

                         BOOTH CREEK SKI HOLDINGS, INC.

3.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                         January 31,   November 1,   February 1,
                                            2003          2002          2002
                                         -----------   -----------   -----------
                                                     (In thousands)

     Accounts payable.................... $   5,074     $   4,552     $   6,126
     Accrued compensation and benefits...     4,340         4,031         4,768
     Taxes other than income taxes.......     1,942           972         1,719
     Unearned revenue and deposits-
      resort operations..................    14,428        15,232        12,546
     Unearned deposits from related
      party - real estate operations.....     5,610         5,610         6,312
     Interest............................     3,838         1,647         5,893
     Other...............................     8,374         4,080         7,261
                                         -----------   -----------   -----------
                                          $  43,606     $  36,124     $  44,625
                                         ===========   ===========   ===========

4.   Financing Arrangements

Senior Credit Facility

     Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (as amended, the "Senior Credit Facility") with Fleet National Bank, as administrative agent ("Agent"), and certain lenders. The following is a summary of certain provisions of the Senior Credit Facility, as amended to date.

          General - The Senior Credit Facility provides for a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with outstanding borrowings as of January 31, 2003 of $24,000,000. Borrowings under the Senior Credit Facility are collectively referred to herein as "Loans."

          Interest - For purposes of calculating interest, Loans can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of 4%. Interest on Loans outstanding is payable quarterly. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility bore interest at an annual rate of 6.8% as of January 31, 2003 pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility bore interest at an annual rate of 5.75% as of January 31, 2003 pursuant to the base rate option.

          Repayment - Subject to the provisions of the Senior Credit Facility, the Company may, from time to time, borrow, repay and reborrow under the Revolving Credit Facility. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days (20 consecutive days for 2003, which has been met as of March 17, 2003) commencing sometime between January 15 and February 28 of each year. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year beginning on January 31, 2003 and continuing through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005.

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

          Covenants - The Senior Credit Facility contains financial covenants relating to the maintenance of (a) minimum consolidated resort EBITDA (as defined in the Senior Credit Facility) measured quarterly on a rolling four quarter basis, (b) the ratio of consolidated EBITDA (as defined in the Senior Credit Facility) to consolidated debt service, and (c) levels of adjusted consolidated leverage. The Company obtained a waiver from the lenders of a default under the minimum consolidated resort EBITDA covenant for the four quarter period which ended on January 31, 2003. The Senior Credit Facility also contains restrictive covenants pertaining to the management and operation of Booth Creek and its subsidiaries. The covenants include, among others, significant limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, capital expenditures, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, optional payments and modification of debt instruments and issuances of stock.

          Use of Proceeds - Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's 12.5% senior notes due March 15, 2007 (the "Senior Notes"). Borrowings under the Term Facility could be used to repurchase the Company's Senior Notes or repay certain other indebtedness, together with accrued and unpaid interest thereon. As of January 31, 2003, outstanding borrowings under the Revolving Credit Facility and Term Facility were $7,500,000 and $24,000,000, respectively.

     The Company has entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 31, 2005, declining to $14,000,000 through October 31, 2005. These interest rate cap agreements are designed to limit the Company's exposure to the effects of rising interest rates with respect to borrowings outstanding under the Term Facility. In exchange for upfront payments of $179,000, the Company is entitled to receive floating rate payments from the counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%. These agreements are accounted for at their fair value, with fluctuations recorded through the statement of operations. As of January 31, 2003, the fair value of these agreements was $41,000.

Senior Notes

     As of January 31, 2003, the Company had outstanding $80,175,000 aggregate principal amount of its Senior Notes. The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at a redemption price (expressed as a percentage of the principal amount redeemed) of 104.167% effective as of March 15, 2003, declining to 102.083% as of March 15, 2004 and 100% as of March 15, 2005, plus, in each case, accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

     During the three months ended January 31, 2003, the Company repurchased $16,000,000 aggregate principal amount of Senior Notes for $15,080,000. After giving effect to the write-off of related deferred financing costs of $414,000, the Company recognized a gain on early retirement of debt of $506,000.

Other Debt

     During the three months ended January 31, 2003 and February 1, 2002, the Company entered into capital lease obligations of $682,000 and $1,644,000, respectively, for the purchase of equipment.

     As of January 31, 2003, the maturities of long-term debt, including capital lease obligations, were as follows:

                                                         (In thousands)

     Nine months ending October 2003......................   $   3,992
     Year ending October 2004.............................       6,314
     Year ending October 2005.............................      17,922
     Year ending October 2006.............................          98
     Year ending October 2007.............................      80,204
                                                             -----------
     Total long-term debt.................................     108,530

     Less current portion.................................       5,464
                                                             -----------
     Long-term debt.......................................   $ 103,066
                                                             ===========

                         BOOTH CREEK SKI HOLDINGS, INC.

5.   Income Taxes

     As of November 1, 2002, the Company had estimated net operating loss carryforwards of approximately $88,600,000 for federal income tax reporting purposes, which expire between 2012 and 2022. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending October 31, 2003. Accordingly, during the three months ended January 31, 2003, no income tax provision has been provided.

6.   Business Segments

     The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:

                                           Three Months Ended
                                        ------------------------
                                        January 31,   February 1,
                                           2003          2002
                                        ----------    ----------
                                             (In thousands)
   Revenue:
    Resort operations.................  $   46,515    $   49,357
    Real estate and other.............          16         3,300
                                        ----------    ----------
                                        $   46,531    $   52,657
                                        ==========    ==========

   Operating income (loss):
    Resort operations.................  $   10,075    $   12,234
    Real estate and other.............        (300)        2,438
                                        ----------    ----------
                                        $    9,775    $   14,672
                                        ==========    ==========


                                        January 31,   November 1,
                                           2003          2002
                                        ----------    ----------
                                             (In thousands)
   Segment assets:
    Resort operations.................  $  152,345    $  148,427
    Real estate and other.............      11,258        10,939
    Corporate and other
     nonidentifiable assets...........       5,983         7,234
                                        ----------    ----------
                                        $  169,586    $  166,600
                                        ==========    ==========

     A reconciliation of combined operating income for resort operations and real estate and other to consolidated income from continuing operations before change in accounting principle is as follows:

                                           Three Months Ended
                                        ------------------------
                                        January 31,   February 1,
                                           2003          2002
                                        ----------    ----------
                                             (In thousands)

   Operating income for reportable
    segments..........................  $    9,775    $   14,672
   Interest expense...................      (3,371)       (4,261)
   Amortization of deferred financing
    costs.............................        (282)         (239)
   Gain on early retirement of debt...         506             -
   Minority interest..................           -           (15)
   Other income.......................           3            14
                                        ----------    ----------
   Income from continuing operations
    before change in accounting
    principle.........................  $    6,631    $   10,171
                                        ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "Forward-Looking Statements" and elsewhere in this Report as well as in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended November 1, 2002.

General

     The Company's ski operations are highly sensitive to weather conditions and the overall strength of the regional economies in the areas in which the Company operates. The Company believes that the geographic diversity of its resorts and the use of extensive snowmaking technology coupled with advanced trail grooming equipment, which together can provide consistent skiing conditions, can partially mitigate the risk of both economic downturns and adverse weather conditions in any given region. However, the Company remains vulnerable to warm weather, heavy rains, high winds, drought and other types of severe or unusual weather conditions, which can have a significant effect on the operating revenues and profitability at any of the Company's resorts. Moreover, since 2000, the Company has sold two resorts (Grand Targhee and Bear Mountain), thereby reducing its geographic diversity.

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

     Sierra and the Summit generally experience higher natural snowfall levels, averaging approximately 484 and 450 inches of snowfall, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities in terms of trail coverage are considerably less extensive than at Waterville Valley, Loon Mountain or Mt. Cranmore. However, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period, and therefore, the timing and extent of natural snowfall can significantly impact operating conditions. For example, as a result of a lack of natural snowfall, the Summit was unable to open until after Christmas in the current ski season, and conditions have remained poor for much of the season.

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

     The Company sold the Bear Mountain ski resort ("Bear Mountain") on October 10, 2002. The operating results of Bear Mountain have been reflected as discontinued operations in the Company's statement of operations for the three months ended February 1, 2002. Bear Mountain generated revenues and income of $7,487,000 and $1,538,000, respectively, during the three months ended February 1, 2002.

     The Company's real estate and other segment is primarily engaged in the sale of single family lots, development real estate and timber at Northstar. The revenues, operating income and cash flows of the real estate and other segment are highly variable.

Results of Operations of the Company

     Overview

     The opening dates for the Company's resorts for the 2002/03 and 2001/02 ski seasons were as follows:

                                                 Opening Dates
                                ------------------------------------------------
                                  2002/03 Season                 2001/02 Season
                                  --------------                 --------------
     Northstar..............    November 22, 2002              November 29, 2001
     Sierra.................    December 16, 2002              November 25, 2001
     Waterville Valley*.....    November 22, 2002              November 16, 2001
     Mt. Cranmore...........    November 29, 2002              December 15, 2001
     Loon Mountain*.........    November 15, 2002              November 16, 2001
     The Summit.............    December 27, 2002              November 30, 2001

     * Following their openings for the 2001/02 season, Waterville Valley and Loon Mountain ceased operations in December 2001 for six and ten days, respectively, due to eroding conditions as a result of warm weather.

     The Lake Tahoe region experienced relatively dry conditions and a lack of natural snowfall through mid-December 2002. Due to its snowmaking system, Northstar opened on schedule. However, Sierra did not open until December 16, 2002 due to its dependence on natural snowfall. During the period from December 14th to the 21st, the region received a number of powerful storms resulting in over six feet of snowfall at Northstar and Sierra. While the storms provided excellent skiing conditions for the Christmas holiday season, the storms caused prolonged power outages prior to Christmas, difficult road conditions and other factors which negatively affected skier visitation on a number of days during mid-December 2002. In January 2003, the Lake Tahoe region experienced substantially below average natural snowfall. For the 2001/02 season, the Lake Tahoe region received significantly above average snowfall in the first half of December 2001, which allowed Northstar and Sierra to open 100% of their terrain earlier than usual, and provided favorable conditions going into the Christmas holiday period and the first half of January 2002. However, snowfall levels in January 2002 were below historical levels. As a result of these conditions, total skier visits for the Company's Lake Tahoe resorts for the three months ended January 31, 2003 were down by 18,000 visits, or 4%, from the comparable 2002 period.

     During the first half of the 2002/03 ski season, the northeastern United States experienced much colder temperatures and increased natural snowfall as compared to the record warm winter of 2001/02. As a result, the Company's New Hampshire resorts experienced generally good operating conditions for the early part of the 2002/03 ski season. However, bitterly cold temperatures dampened skier visitation for the Company's New Hampshire resorts during the second half of January 2003. For the three months ended January 31, 2003, total skier visits at the Company's New Hampshire resorts were up 58,000 visits, or 21%, from the 2002 period.

     From the opening of the 2002/03 season through January 31, 2003, the Pacific Northwest experienced unseasonably warm temperatures and substantially below average snowfall. The Summit commenced partial operations on December 27, 2002 on limited terrain, as compared to a November 30, 2001 opening for the 2001/02 ski season. Further, operating conditions at the Summit were generally favorable throughout the 2001/02 ski season. As a result of these conditions, total skier visits at the Summit for the three months ended January 31, 2003 were down 178,000 visits, or 54%, as compared to the 2002 period. Weather conditions at the Summit remained poor through February 2003.

     Three Months Ended January 31, 2003 Compared to the Three Months Ended February 1, 2002

     Total revenue for the three months ended January 31, 2003 was $46,531,000, a decrease of $6,126,000, or 12%, from the Company's revenues for the three months ended February 1, 2002. Revenues from resort operations for the 2003 period were $46,515,000, a decrease of $2,842,000, or 6%, as compared to the 2002 period. Revenues from real estate operations for the three months ended February 1, 2002 were $3,300,000, which were due to the close of escrow on seven lots within the Unit 7 development at Northstar. There were no real estate sales during the three months ended January 31, 2003. Timber operations contributed $16,000 in revenues for the three months ended January 31, 2003.

     The following table summarizes the sources of the Company's revenues from resort operations for the three months ended January 31, 2003 and February 1, 2002:

                                  Three Months Ended
                                 ---------------------              Percentage
                                 January      February   Increase    Increase
                                 31, 2003      1, 2002  (Decrease)  (Decrease)
                                 --------     --------   --------    --------
                                           (In thousands)

Lift Tickets.................... $ 18,691     $ 21,609   $ (2,918)        (14)%
Season Passes...................    9,027        7,145      1,882          26
Snow School.....................    3,461        3,649       (188)         (5)
Equipment Rental................    3,628        4,076       (448)        (11)
Retail..........................    1,850        2,173       (323)        (15)
Food and Beverage...............    6,423        6,800       (377)         (6)
Other...........................    3,435        3,905       (470)        (12)
                                 --------     --------   --------
Total Resort Operations
 Revenues....................... $ 46,515     $ 49,357   $ (2,842)         (6)
                                 ========     ========   ========

     Total skier visits generated by each of the Company's resorts for the three months ended January 31, 2003 and February 1, 2002 were as follows:

                                   Three Months Ended
                                 ---------------------              Percentage
                                  January     February   Increase    Increase
                                  31, 2003     1, 2002  (Decrease)  (Decrease)
                                 ---------    --------   --------    --------
                                           (In thousands)


Northstar........................     266          237         29          12%
Sierra...........................     163          210        (47)        (22)
Waterville Valley................     106           95         11          12
Mt. Cranmore.....................      51           41         10          24
Loon Mountain....................     174          137         37          27
The Summit.......................     153          331       (178)        (54)
                                 --------     --------   --------
                                      913        1,051       (138)        (13)
                                 ========     ========   ========


     As compared to the three months ended February 1, 2002, resort operations revenues for Northstar increased by $929,000, primarily due to higher skier visits and season pass sales. Revenues for Sierra decreased by $1,010,000 due to reduced skier visits as a result of the delayed opening for the 2002/03 season, partially offset by higher per skier revenue yields. Revenues for Waterville Valley increased by $596,000 due to increases in skier visits and higher season pass sales. Revenues for Mt. Cranmore increased by $570,000 due primarily to higher skier visits and improved yields. Revenues for Loon Mountain increased by $425,000 due to increased skier visits and season pass sales, partially offset by lower yields due to a greater proportion of season pass visits in the 2003
period.   The  Summit's  revenues  decreased  by  $4,352,000  due  primarily  to substantially lower visitation. The overall improvement in per skier revenue yields at the Company's resorts was primarily due to price increases, and to a lesser extent, sales of additional services and products to the Company's guests.

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

     Cost of sales for resort operations for the three months ended January 31, 2003 were $26,096,000, an increase of $578,000, or 2%, as compared to the 2002 period. The increase was primarily the result of normal inflationary factors and higher insurance costs, partially offset by lower direct cost of sales as a result of reduced sales of retail and food and beverage products.

     Cost of sales for real estate and timber operations for the three months ended February 1, 2002 was $671,000, including noncash cost of real estate sales of $665,000, as a result of the close of escrow on seven lots within the Unit 7 development at Northstar. There were no real estate sales during the three months ended January 31, 2003. Timber operations incurred cost of sales of $21,000 during the three months ended January 31, 2003. There were no timber sales during the three months ended February 1, 2002.

     Depreciation and depletion expense for the three months ended January 31, 2003 was $3,830,000, a decrease of $441,000 from the 2002 period. The decline in depreciation and depletion expense was primarily due to certain assets acquired in connection with the Company's resort acquisitions in 1996 and 1997 having become fully depreciated.

     Selling, general and administrative expenses for the three months ended January 31, 2003 were $6,809,000, a decrease of $716,000, or 10%, as compared to the 2002 period. Selling, general and administrative expenses for the 2003 and 2002 periods include $288,000 and $191,000, respectively, relating to the Company's real estate segment. The decrease in selling, general and administrative expenses between the 2003 and 2002 periods was primarily due to a reduction in legal fees of $360,000 as a result of significant activity during the 2002 period for various lawsuits involving Loon Mountain, which have been resolved, lower sales commissions, and reduced provisions under incentive compensation arrangements.

     Operating   income  for  the  three  months  ended  January  31,  2003  was
$9,775,000, a decrease of $4,897,000 from the operating income generated for the 2002 period, as a result of the factors discussed above.

     Interest expense for the three months ended January 31, 2003 totaled $3,371,000, a decrease of $890,000, or 21%, from the Company's interest expense for the three months ended February 1, 2002, as a result of reduced borrowings and lower average interest rates.

     The Company recognized a gain on the early retirement of debt of $506,000 for the three months ended January 31, 2003, relating to the repurchase of $16,000,000 aggregate principal amount of its 12.5% senior notes due 2007 (the "Senior Notes").

     As of November 1, 2002, the Company had estimated net operating loss carryforwards of approximately $88,600,000 for federal income tax reporting purposes, which expire between 2012 and 2022. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending October 31, 2003. Accordingly, during the three months ended January 31, 2003, no income tax provision has been provided.

     The Company's net income for the three months ended January 31, 2003 was $6,631,000, a reduction of $4,878,000 from the net income of $11,509,000 generated for the three months ended February 1, 2002, primarily as a result of the real estate sales and income from discontinued operations of Bear Mountain reflected in the 2002 period and lower resort operations revenues in the 2003 period.

     The financial information presented below includes information on "Total EBITDA," "Noncash Cost of Real Estate Sales" and "Total EBITDA (excluding Noncash Cost of Real Estate Sales)." "Total EBITDA" represents income from operations before depreciation and depletion expense. "Noncash Cost of Real Estate Sales" represents the allocated portion of real estate development expenditures previously capitalized (including acquisition costs allocated to real estate development) which relate to current real estate sales. Although EBITDA is not a measure of performance under accounting principles generally accepted in the United States ("GAAP"), the information is presented because management believes it provides useful information regarding a company's ability to incur and service debt. In addition, management uses EBITDA measures to assess the Company's operating performance and to make capital investment decisions. Further, Total EBITDA (excluding Noncash Cost of Real Estate Sales) is calculated consistent with the manner that "EBITDA" is calculated under the indenture governing the Company's Senior Notes, and therefore, management believes this measure is meaningful to holders of the Senior Notes. EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. In addition, the EBITDA measures as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

                                   Three Months Ended
                                 ---------------------
                                  January     February              Percentage
                                  31, 2003     1, 2002   Decrease    Decrease
                                 --------     --------   --------    --------
                                           (In thousands)

     Total EBITDA............  $  13,605     $  18,943    $(5,338)       (28)%
     Noncash Cost of Real
      Estate Sales...........  $       -     $     665    $  (665)      (100)
     Total EBITDA (excluding
      Noncash Cost of Real
      Estate Sales)..........  $  13,605     $  19,608    $(6,003)       (31)


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

     Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (as amended, the "Senior Credit Facility") with Fleet National Bank, as administrative agent ("Agent"), and certain lenders. The following summary of the terms of the Senior Credit Facility is qualified by reference to the complete agreement governing the Senior Credit Facility.

     The Senior Credit Facility provides a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with outstanding borrowings as of January 31, 2003 of $24,000,000. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days (20 consecutive days for 2003, which has been met as of March 17, 2003) commencing sometime between January 15 and February 28 of each year. The draw period under the Term Facility has expired. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year beginning on January 31, 2003 and continuing through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005. Borrowings under the Senior Credit Facility are secured by (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and (b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

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

     For purposes of calculating interest, loans under the Senior Credit Facility can be, at the election of the Company, Base Rate Loans or LIBOR Rate Loans or a combination thereof. Base Rate Loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR Rate Loans bear interest at the LIBOR rate plus a margin of 4%. Interest on loans outstanding is payable quarterly. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility and Term Facility. Borrowings outstanding under the Term Facility bore interest at an annual rate of 6.8% as of January 31, 2003 pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility bore interest at an annual rate of 5.75% as of January 31, 2003 pursuant to the base rate option.

     Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's Senior Notes. Borrowings under the Term Facility could be used to repurchase the Company's Senior Notes or repay certain other indebtedness, together with accrued and unpaid interest thereon. As of January 31, 2003, outstanding borrowings under the Revolving Credit Facility and Term Facility were $7,500,000 and $24,000,000, respectively.

     The Company had a net working capital deficit of $45,159,000 as of January 31, 2003 (including $7,500,000 in outstanding borrowings under the Revolving Credit Facility), which will negatively affect liquidity during 2003. The Company's net working capital deficit as of January 31, 2003 was due in part to unearned revenue and deposits from resort operations of $14,428,000 for season pass and membership product sales, lodging deposits and other prepaid products, as well as real estate deposits of $5,610,000.

     The Company generated cash from operating activities of $14,678,000 for the three months ended January 31, 2003 as compared to $24,980,000 for the three months ended February 1, 2002. The decrease in operating cash flows was primarily due to reduced revenues and operating income in the 2003 period, timing differences in accounts payable and accrued liabilities and the effect of the divestiture of Bear Mountain on operating cash flows.

     Cash used in investing activities totaled $2,570,000 and $3,165,000 for the three months ended January 31, 2003 and February 1, 2002, respectively. The results for the 2003 and 2002 periods primarily reflect capital expenditures for the purchase of property and equipment.

     Cash used in financing activities totaled $10,889,000 for the three months ended January 31, 2003, which reflects net borrowings under the Revolving Credit Facility of $6,255,000, scheduled payments of long-term debt of $2,064,000 and the repurchase of $16,000,000 aggregate principal amount of the Company's Senior Notes for $15,080,000. Cash used in financing activities totaled $20,034,000 for the three months ended February 1, 2002, which primarily reflects net repayments under the Revolving Credit Facility of $17,628,000, and scheduled repayments of long-term debt and preferred stock of $1,241,000 and $1,151,000, respectfully.

     The Company's capital expenditures for property and equipment during the three months ended January 31, 2003 were $3,021,000 (including $682,000 of equipment acquired through capital leases), and consisted primarily of the remaining portion of the Company's 2002 capital programs and acquisitions of grooming equipment. Total capital expenditures for the Company's Fiscal 2003 resort capital programs are preliminarily estimated to range from $7,000,000 to $11,000,000. Capital expenditures for real estate development projects in Fiscal 2003 are preliminarily estimated to range between $4,000,000 and $4,700,000. The Company plans to fund future capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and/or borrowings under the Revolving Credit Facility. Commitments for future capital expenditures were approximately $1,800,000 at January 31, 2003.

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

     The Company's significant contractual obligations include long-term debt (including capital lease obligations) and operating leases. As of January 31, 2003, the Company's scheduled maturities of long-term debt and operating lease commitments for the periods indicated were as follows:

                  Nine Months
                    Ending          Year Ending October
                    October  ---------------------------------
                     2003     2004     2005    2006    2007   Thereafter  Total
                    ------   ------   ------  ------  ------  ----------  ------
Long-term Debt    $ 3,992  $ 6,314  $ 17,922   $  98  $ 80,204  $    -  $108,530
                 ======== ======== =========  ======= ========  ======= ========
Operating Leases  $   935  $   905  $    742   $ 366  $    110  $2,120  $  5,178
                 ======== ======== =========  ======= ========  ======= ========

     In connection with certain single family real estate development projects at Northstar, self-insured workers' compensation arrangements for the Summit and certain other aspects of its operations, the Company has arranged for surety bonds from third-party surety bonding companies or letters of credit from financial institutions. The aggregate amount of surety bonds and letters of credit in place at January 31, 2003 were approximately $1,500,000 and $100,000, respectively.

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

     Primarily as a result of (a) poor weather conditions at the Summit during the three months ended January 31, 2003 and resulting reductions in resort operations revenues and operating income, and (b) unusually high provisions for workers' compensation exposures at the Company's Lake Tahoe and Washington resorts during the trailing four quarter period, the Company experienced a shortfall of approximately $1,600,000 relative to the required minimum level of consolidated resort EBITDA pursuant to the covenants under the Senior Credit Facility for the trailing four quarter period ended on January 31, 2003. The Company obtained a waiver from the lenders under the Senior Credit Facility of the default of the minimum consolidated resort EBITDA covenant for the four quarter period which ended on January 31, 2003.

     As of January 31, 2003, the Company had $108,530,000 of total long-term debt outstanding. The Company expects that existing cash, cash generated from operations and cash proceeds of planned real estate sales at Northstar, together with borrowing availability, will be adequate to fund the Company's debt service and other cash operating requirements over the next twelve months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

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

     Revenue Recognition for Resort Operations - Revenues from resort operations are generated from a wide variety of sources, including lift ticket sales, snow school lessons, equipment rentals, retail product sales, food and beverage operations, lodging and property management services and other recreational activities, and are recognized as services are provided and products are sold. Sales of season passes are initially deferred in unearned revenue and recognized ratably over the expected ski season. Revenues relating to paid skier visit insurance arrangements in prior years were recognized based on an evaluation of the policy arrangements, actual and forecasted skier visits, actual snowfall amounts and other relevant factors. The Company also periodically evaluates the collectibility of all of its receivables, and, if necessary, provides for an adequate allowance for doubtful accounts.

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

     Evaluation of Contingencies and Reserve Estimates - The Company's operations are affected by various contingencies, including commercial litigation, personal injury claims relating principally to snow sports activities, self-insured workers' compensation matters and self-insured employee health and welfare arrangements. The Company performs periodic evaluations of these contingencies and, based on the advice of counsel, information provided by third-party claims administrators and other pertinent information, provides reserves for its best estimate of the eventual outcome of these matters. These estimated liabilities are reviewed and appropriately adjusted as the facts and circumstances related to these contingencies change. While the Company believes its estimates are reasonable, different assumptions could materially affect these evaluations

Recently Adopted Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. The Company adopted SFAS No. 143 effective as of November 2, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

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

Regulation and Legislation

     The Company's operations are dependent upon its ownership or control over the real property used in its ski operations at each resort. The real property presently used at the Northstar and Mt. Cranmore resorts is owned by the Company, leased from third parties or controlled by easements. The Company has the right to use a substantial portion of the real property associated with the Sierra, Summit and Waterville Valley resorts under the terms of Term Special Use Permits issued by the United States Forest Service (the "Forest Service"). The Sierra permit expires in 2039, the Waterville Valley permit expires in 2034 and the Summit permit expires in 2032.

     A substantial portion of the real property associated with the Loon Mountain resort is likewise used under a Forest Service Term Special Use Permit. In 1993, the Forest Service authorized various improvements at Loon Mountain and an expansion onto the adjacent South Mountain. The United States Court of Appeals for the First Circuit overturned this authorization in 1996 on the ground that the Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act ("NEPA"). On remand from the Court of Appeals, the United States District Court for the District of New Hampshire (the "District Court") entered a final order dated December 11, 1998 which imposed certain conditions and limitations on the Forest Service and Loon Mountain Recreation Corporation ("LMRC") until the Forest Service completed an additional environmental review process under NEPA. In response to a separate 1997 action filed by an individual and an environmental group, the District Court entered an injunction on February 12, 1999 which limited LMRC's snowmaking and use of a snowmaking pipeline until the Forest Service completed the additional environmental review process under NEPA. Effective February 22, 2001, certain plaintiffs in the lawsuits alleging violations of environmental laws by the Forest Service and LMRC entered into settlement agreements with LMRC which resolved all issues among the plaintiffs and LMRC relating to LMRC's prior operations and its proposal for near term expansion and upgrading of Loon Mountain. Among other things, these agreements impose certain restrictions on the operation of the resort and the future development of certain private land at the resort.

     LMRC notified the District Court and interested parties that the December 11, 1998 final order and February 12, 1999 injunction expired under their terms when the Forest Service i) completed its NEPA process, ii) issued a Record of Decision ("ROD") on February 26, 2002 approving the Loon Mountain Final Environmental Impact Statement (the "Final EIS"), and iii) issued a Term Special Use Permit to LMRC for Loon Mountain on June 24, 2002 (thereby replacing Loon Mountain's three existing Forest Service permits). The new Loon Mountain Term Special Use Permit expires in 2042.

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

     The Company's resorts are subject to a wide variety of federal, state and local laws and regulations relating to land use, water resources, discharge, storage, treatment and disposal of various materials and other environmental matters. Management believes that the Company's resorts are presently in compliance with all land use and environmental laws, except where non-compliance is not expected to result in a material adverse effect on its financial condition. However, the Company is required from time to time to undertake remediation activities at its resorts to assure compliance with environmental laws or to address instances of non-compliance. The cost of these activities could be significant. The failure by the Company to comply with applicable environmental laws could result in the imposition of severe penalties and other costs or restrictions on operations by government agencies or courts that could materially adversely affect operations.

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

     Except for certain permitting and environmental compliance matters relating to Loon Mountain described above and in Part II, Item 1. "Legal Proceedings," the Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation.

Recent Trends and Outlook

     Since January 31, 2003, the Company has experienced a decline in skier visitation relative to prior season levels, which may be attributable to a number of factors, including the continued lack of adequate snowfall and relatively poor conditions at the Summit during February 2003; extreme cold temperatures and the impact of disruptive major storms in the northeastern United States during February 2003; substantially below average snowfall in the Lake Tahoe region during January and February 2003; the weakening economy; rising gasoline prices, particularly in California; and concerns regarding the threat of war in the Middle East and the potential for heightened terrorist activity in the United States.

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

          o    Regional and national economic conditions,
          o    Weather conditions,
          o Negative demand for our services and products resulting from potential terrorism threats,
          o    Availability and cost of commercial air service,
          o    The threat or commencement of wars,
          o Availability and terms of insurance coverage, as well as increases in the cost of insurance coverage,
          o    Natural disasters (such as earthquakes and floods),
          o    Competition and pricing pressures,
          o Governmental regulation and litigation and other risks associated with expansion and development,
          o    The  adequacy  of the  water  supplies  at each of the  Company's resorts,
          o Availability of adequate energy supplies for the operation of the Company's resorts, including snowmaking operations, and volatility in the prices charged for energy and fuel,
          o The occupancy of leased property and property used pursuant to the United States Forest Service permits, and
          o    Other factors  identified under "- Risk Factors" in Part II, Item
               7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended November 1, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three months ended January 31, 2003, there have been no material changes in information relating to market risk from the Company's disclosure in
Item 7a. of the Company's Annual Report on Form 10-K for the year ended November 1, 2002 as filed with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES

     a) The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (the "Evaluation") as of the last day of the period covered by this Report. Based upon the Evaluation, the Company's Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported as and when required. In addition, they concluded that there were no significant deficiencies or material weaknesses in the design or operation of internal controls which could significantly affect the Company's ability to record, process, summarize and report financial data. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

     As described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Legislation," on February 26, 2002, the Forest Service completed its environmental analysis under NEPA and issued a ROD approving the Final Environmental Impact Statement for Loon Mountain. The Forest Service issued a Term Special Use Permit to LMRC for Loon Mountain on June 24, 2002. The Forest Service denied an administrative appeal of the ROD in a June 7, 2002 letter decision. The ROD and the June 7, 2002 letter decision are subject to judicial review in federal court. As of the date of this Report, no action for judicial review had been filed. The Company can give no assurance regarding whether such a judicial appeal will be filed or the timing or outcome of such process.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company did not satisfy the minimum consolidated resort EBITDA covenant under the Senior Credit Facility for the four quarter period ended January 31, 2003. The Company obtained a waiver from the lenders under the Senior Credit Facility of any default or event of default arising as a result of having failed to comply with the covenant. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results Operations - Liquidity and Capital Resources."

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

a.   Exhibits

     Exhibit No.              Description of Exhibit

     10.1 Amendment 1 dated as of January 23, 2003 to the Amended and Restated Employment Agreement by and between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Christopher P. Ryman.

     10.2 Amendment 1 dated as of January 23, 2003 to the Amended and Restated Employment Agreement by and between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Elizabeth J. Cole.

     10.3 Waiver and Amendment dated as of March 14, 2003 to the Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

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

b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended January 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BOOTH CREEK SKI HOLDINGS, INC.
                                                   (Registrant)


                                           By:/s/ ELIZABETH J. COLE
                                             -----------------------------------
                                                  Elizabeth J. Cole
                                             Executive Vice President and
                                               Chief Financial Officer
                                             (Principal Financial Officer)


                                           By:/s/ BRIAN J. POPE
                                             -----------------------------------
                                                  Brian J. Pope
                                             Vice President of Accounting
                                                  and Finance
                                            (Principal Accounting Officer)



March 17, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 17, 2003


                                        By:/s/ GEORGE N. GILLETT, JR.
                                          -----------------------------------
                                               George N. Gillett, Jr.
                                              Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 17, 2003


                                        By:/s/ CHRISTOPHER P. RYMAN
                                          -----------------------------------
                                               Christopher P. Ryman
                                         President and Chief Operating Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 17, 2003


                                        By:/s/ ELIZABETH J. COLE
                                          -----------------------------------
                                               Elizabeth J. Cole
                                          Executive Vice President and
                                            Chief Financial Officer