Form 10-Q
period 2003-05-02
BOOTH CREEK SKI HOLDINGS INC
filed 2003-06-16
CIK 1037253

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended May 2, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]


     As of May 31, 2003, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

===============================================================================

                              TABLE OF CONTENTS



Item                                                                Page Number
----                                                                -----------
                       PART I - FINANCIAL INFORMATION

 1.  Financial Statements..............................................    1

 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................   12

 3.  Quantitative and Qualitative Disclosures about Market Risk........   28

 4.  Controls and Procedures...........................................   28

                         PART II - OTHER INFORMATION

 1.  Legal Proceedings.................................................   29

 3.  Defaults Upon Senior Securities...................................   30

 6.  Exhibits and Reports on Form 8-K..................................   30

     Signatures........................................................   31

     Certifications....................................................   32

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                           May 2,      November 1,     May 3,
                                            2003          2002          2002
                                        ------------  -----------   ------------
                  ASSETS                 (Unaudited)                 (Unaudited)

Current assets:
 Cash and cash equivalents..............  $     915    $     664     $    7,227
 Accounts receivable, net of allowance
  of $68, $44 and $71, respectively.....      1,614        1,964          1,800
 Insurance proceeds receivable..........        800          800            800
 Inventories ...........................      1,580        2,298          1,793
 Prepaid expenses and other current
  assets ...............................      1,181        1,425          1,252
                                        ------------  -----------   ------------
Total current assets ...................      6,090        7,151         12,872

Property and equipment, net ............    115,519      119,337        135,871
Real estate held for development
 and sale ..............................      7,349        6,966          6,694
Deferred financing costs, net of
 accumulated amortization of $4,658,
 $4,609 and $3,993, respectively .......      3,164        4,137          4,701
Timber rights and other assets .........      5,921        6,071          6,057
Goodwill................................     22,938       22,938         22,938
                                        ------------  -----------   ------------
Total assets ...........................  $ 160,981    $ 166,600     $  189,133
                                        ============  ===========   ============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Revolving credit facility .............  $   6,850    $   1,245     $        -
 Current portion of long-term debt .....      5,310        5,717          3,561
 Accounts payable and accrued
  liabilities ..........................     25,067       36,124         25,318
                                        ------------  -----------   ------------
Total current liabilities ..............     37,227       43,086         28,879

Long-term debt .........................    101,332      120,195        121,986

Other long-term liabilities ............        756          756            767

Commitments and contingencies

Shareholder's equity:
 Common stock, $.01 par value; 1,000
  shares authorized, issued and
  outstanding ..........................          -            -              -
 Additional paid-in capital ............     72,000       72,000         72,000
 Accumulated deficit ...................    (50,334)     (69,437)       (34,499)
                                        ------------  -----------   ------------
Total shareholder's equity .............     21,666        2,563         37,501
                                        ------------  -----------   ------------
Total liabilities and shareholder's
 equity ................................  $ 160,981    $ 166,600     $  189,133
                                        ============  ===========   ============

                            See accompanying notes.
                                       1

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                Three Months Ended          Six Months Ended
                               ---------------------      ---------------------
                                 May 2,      May 3,         May 2,     May 3,
                                  2003        2002           2003       2002
                               ---------   ---------      ---------   ---------
                                                  (Unaudited)
Revenue:
  Resort operations..........  $  50,431   $  51,903       $ 96,946    $101,260
  Real estate and other
   (including revenues with
   related parties of $646
   for the three and six
   months ended May 2, 2003,
   and $5,600 and $8,900 for
   the three and six months
   ended May 3, 2002,
   respectively).............        646       5,615            662       8,915
                               ---------   ---------      ---------   ---------
Total revenue................     51,077      57,518         97,608     110,175

Operating expenses:
  Cost of sales - resort
   operations................     24,598      24,502         50,694      50,020
  Cost of sales - real estate
   and other.................        197       1,502            218       2,173
  Depreciation and depletion.      3,904       4,296          7,734       8,567
  Selling, general and
   administrative expense....      6,559       6,077         13,368      13,602
                               ---------   ---------      ---------   ---------
Total operating expenses.....     35,258      36,377         72,014      74,362
                               ---------   ---------      ---------   ---------

Operating income.............     15,819      21,141         25,594      35,813


Other income (expense):
  Interest expense...........     (3,089)     (3,812)        (6,460)     (8,073)
  Amortization of deferred
   financing costs...........       (281)       (271)          (563)       (510)
  Gain on early retirement
   of debt...................          -       2,761            506       2,761
  Minority interest..........          -           -              -         (15)
  Other income...............         23          28             26          42
                               ---------   ---------      ---------   ---------
  Other income
  (expense),net..............     (3,347)     (1,294)        (6,491)     (5,795)
                               ---------   ---------      ---------   ---------

Income from continuing
  operations before change
  in accounting principle....     12,472      19,847         19,103      30,018

Discontinued operations:
  Income from discontinued
   operations of Bear
   Mountain resort...........          -       1,712              -       3,250
                               ---------   ---------      ---------   ---------

Income before change in
  accounting principle.......     12,472      21,559         19,103      33,268

Change in accounting
  principle for goodwill.....          -           -              -        (200)
                               ---------   ---------      ---------   ---------
Net income...................  $  12,472   $  21,559      $  19,103   $  33,068
                               =========   =========      =========   =========

                            See accompanying notes.
                                        2

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                        Six Months Ended
                                                -------------------------------
                                                   May 2,              May 3,
                                                    2003                2002
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net income.....................................   $  19,103         $   33,068
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion..................       7,734              9,422
   Noncash cost of real estate sales ..........         190              2,129
   Amortization of deferred financing costs ...         563                510
   Gain on early retirement of debt............        (506)            (2,761)
   Minority interest ..........................           -                 15
   Change in accounting principle for goodwill.           -                200
   Changes in operating assets and liabilities:
    Accounts receivable .......................         350                137
    Insurance proceeds receivable..............           -                700
    Inventories ...............................         718                693
    Prepaid expenses and other current assets..         244                364
    Accounts payable and accrued liabilities...     (11,057)            (9,524)
                                                 -------------     -------------
Net cash provided by operating activities......      17,339             34,953

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (3,227)            (4,302)
Capital expenditures for real estate
 held for development and sale ................        (573)              (603)
Other assets ..................................         143                372
                                                -------------     -------------
Net cash used in investing activities .........      (3,657)            (4,533)

Cash flows from financing activities:
Borrowings under revolving credit facility ....      36,905              8,115
Repayments under revolving credit facility ...      (31,300)           (25,743)
Proceeds of long-term debt.....................           -             25,000
Principal payments of long-term debt ..........     (19,032)           (27,872)
Deferred financing costs ......................          (4)            (2,000)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................           -             (1,151)
                                                -------------     -------------
Net cash used in financing activities .........     (13,431)           (23,651)
                                                -------------     -------------
Increase in cash and cash equivalents..........         251              6,769

Cash and cash equivalents
  at beginning of period ......................         664                458
                                                -------------     -------------
Cash and cash equivalents
  at end of period ............................ $       915        $     7,227
                                                =============     =============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   May 2, 2003


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

     Booth Creek sold the Bear Mountain ski resort ("Bear Mountain") on October 10, 2002. The operating results of Bear Mountain have been reflected as discontinued operations in the accompanying statements of operations for the three and six month periods ended May 3, 2002. Summary operating results for Bear Mountain for the three and six month periods ended May 3, 2002 were as follows:

                                               Three Months        Six Months
                                                  Ended               Ended
                                                  May 3,              May 3,
                                                  2002                2002
                                              -------------     -------------
                                                     (In thousands)

     Total revenue......................      $      6,021      $      13,508
     Total expenses.....................            (4,309)           (10,258)
                                              -------------     -------------
     Total income from
       discontinued operations..........      $      1,712      $       3,250
                                              =============     =============

     The consolidated financial statements include the accounts of Booth Creek and its subsidiaries (collectively referred to as the "Company"), all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc.

     The accompanying consolidated financial statements as of May 2, 2003 and May 3, 2002 and for the three and six month periods then ended are unaudited, but include all adjustments (consisting only of normal, recurring adjustments and adjustments to recognize the gains on early retirement of debt during the six months ended May 2, 2003 and the three and six month periods ended May 3, 2002, and the change in accounting principle for goodwill during the six months ended May 3, 2002) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at May 2, 2003 and May 3, 2002, and its operating results and cash flows for the three and six month periods then ended. Due to the highly seasonal nature of the Company's business, the results for the interim periods are not indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2002.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of May 3, 2002, cash equivalents consisted of money market funds (none at May 2, 2003).

     Included in cash at May 2, 2003 is restricted cash of $250,000, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

                         BOOTH CREEK SKI HOLDINGS, INC.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories were as follows:

                                         May 2,       November 1,         May 3,
                                         2003            2002             2002
                                     ----------       -----------     ----------
                                                    (In thousands)

         Retail products.......     $      816       $    1,432      $      908
         Supplies..............            516              618             536
         Food and beverage.....            248              248             349
                                     ----------       -----------     ----------
                                    $    1,580       $    2,298      $    1,793
                                     ==========       ===========     ==========

Revenue Recognition

     Revenues from resort operations are generated from a wide variety of sources, including lift ticket sales, snow school lessons, equipment rentals, retail product sales, food and beverage operations, lodging and property management services and other recreational activities, and are recognized when services are provided and products are sold. Sales of season passes are initially deferred in unearned revenue and recognized ratably over the expected ski season.

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

Recently Adopted Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. The Company adopted SFAS No. 143 effective as of November 2, 2002. The adoption of SFAS No. 143 did not have any impact on the Company's consolidated financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF Issue No. 94-3 required an entity to recognize a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position or results of operations.

                         BOOTH CREEK SKI HOLDINGS, INC.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Paid Skier Visit Insurance Program

     For the 2000/01 ski season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies had a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies required the insured to experience monthly or annual snowfall amounts below certain agreed upon levels before a claim could be filed for the decline in paid skier visits. For the year ended November 2, 2001, the Company recorded resort operations revenues of $1,500,000 for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies. The Company's claims were determined based on a specified formula under the paid skier visit insurance policies and snowfall information verified by an independent third party. The Company believes that it fully complied with its obligations under the policies, and properly reported and made claims in accordance with the policies for losses aggregating in excess of $1,500,000. As a result of the underwriters' failure to properly process the Company's claims, in November 2001, the Company filed a lawsuit against the underwriters seeking recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices. In April 2002, the underwriters made a partial offer of settlement of $700,000, which the Company accepted with a reservation of all rights and remedies under the terms of the policies and applicable law with respect to its remaining claims. The
Company intends to vigorously pursue collection of its remaining claims. The parties to the lawsuit are currently conducting discovery in the matter, which is scheduled to be completed by the end of June 2003. The parties have agreed to pursue non-binding mediation in an effort to resolve this matter. Based on an evaluation of information to date and the advice of counsel, the Company believes that realization of its recorded claims is probable. However, no assurance can be given regarding the timing of the resolution of this matter.

3.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                            May 2,     November 1,      May 3,
                                             2003          2002          2002
                                         -----------   -----------   -----------
                                                     (In thousands)

     Accounts payable....................  $   1,733     $   4,552     $   3,022
     Accrued compensation and benefits...      3,242         4,031         4,017
     Taxes other than income ............        499           972           637
     Unearned revenue and deposits-
      resort operations..................      4,712        15,232         3,855
     Unearned deposits from related
      party - real estate operations.....      5,610         5,610         5,610
     Interest............................      1,360         1,647         1,715
     Other...............................      7,911         4,080         6,462
                                         -----------   -----------   -----------
                                           $  25,067     $  36,124     $  25,318
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

          General - The Senior Credit Facility provides for a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with outstanding borrowings as of May 2, 2003 of $23,000,000. Borrowings under the Senior Credit Facility are collectively referred to herein as "Loans."

          Interest - For purposes of calculating interest, Loans can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) the Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on Loans outstanding is payable quarterly. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility bore interest at an annual rate of 5.31% as of May 2, 2003 pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility bore interest at a weighted average annual rate of 5.35% as of May 2, 2003 pursuant to elections under both the base rate and LIBOR rate options.

          Repayment - Subject to the provisions of the Senior Credit Facility, the Company may, from time to time, borrow, repay and reborrow under the Revolving Credit Facility. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days (20 consecutive days for 2003) commencing sometime between January 15 and February 28 of each year. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year beginning on January 31, 2003 and continuing through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005.

          Security - Borrowings  under the Senior Credit Facility are secured by
     (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and (b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

          Use of Proceeds - Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's 12.5% senior notes due March 15, 2007 (the "Senior Notes"). Borrowings under the Term Facility were used to repurchase the Company's Senior Notes, together with accrued and unpaid interest thereon. As of May 2, 2003, outstanding borrowings under the Revolving Credit Facility and Term Facility were $6,850,000 and $23,000,000, respectively.

          Covenants - The Senior Credit Facility contains financial covenants relating to the maintenance of (a) minimum consolidated resort EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted for certain items specified in the Senior Credit Facility) measured quarterly on a rolling four quarter basis ("Minimum Resort EBITDA"), (b) a minimum ratio of (y) consolidated EBITDA (earnings before interest, taxes, depreciation, depletion, amortization and noncash cost of real estate sales, adjusted for certain items specified in the Senior Credit Facility), less $5,000,000, less cash income taxes actually paid during the period to
     (z) consolidated debt service (the sum of interest, cash payments of principal made in respect of capitalized lease obligations and mandatory reductions under the Term Facility) measured quarterly on a rolling four quarter basis (the "Leverage Ratio"), and (c) a maximum adjusted consolidated leverage ratio (the ratio of secured indebtedness of the Company and its subsidiaries (with certain exceptions specified in the Senior Credit Facility) to the sum of the Company's consolidated net worth, as adjusted pursuant to the Senior Credit Facility and the aggregate principal amount of outstanding Senior Notes ("Adjusted Leverage Ratio")).

                         BOOTH CREEK SKI HOLDINGS, INC.

          Primarily as a result of (a) poor weather conditions at the Summit and Sierra during the six months ended May 2, 2003 and resulting reductions in resort operations revenues and operating income, and (b) unusually high provisions for workers' compensation exposures during the fourth fiscal quarter of 2002, the Company experienced a shortfall of approximately $3,400,000 relative to the required minimum level of Minimum Resort EBITDA, and did not meet the required Leverage Ratio pursuant to the covenants under the Senior Credit Facility for the trailing four quarter period ended on May 2, 2003. On June 13, 2003, the Company obtained an amendment and waiver (the "Amendment and Waiver") from the lenders under the Senior Credit Facility, which modified the financial covenants and waived defaults arising under the financial covenants for the period ended May 2, 2003.

          After giving effect to the Amendment and Waiver, the Company is required to have a Minimum Resort EBITDA of (i) $19,000,000 during each rolling four quarter period through January 30, 2004, (ii) $23,500,000 during each rolling four quarter period from January 31, 2004 through January 28, 2005 and (iii) $26,500,000 during each rolling four quarter period from January 29, 2005 and thereafter. It is also required to maintain (a) a minimum Leverage Ratio of (i) .75 to 1 from May 3, 2003 through August 1, 2003, (ii) 1 to 1 from August 2, 2003 through October 31, 2003, (iii) 1.1 to 1 from November 1, 2003 through January 30, 2004, (iv)
     1.2 to 1 from January 31, 2004 through January 28, 2005 and (v) 1.3 to 1 thereafter and (b) a maximum Adjusted Leverage Ratio of (i) .55 to 1 through August 1, 2003, (ii) .65 to 1 from August 2, 2003 through October 31, 2003, (iii) .55 to 1 from November 1, 2003 through October 29, 2004,
     (ii) .50 to 1 from October 30, 2004 through October 28, 2005 and (iii) .45 to 1 thereafter.

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

     The Company has entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 31, 2005, declining to $14,000,000 through October 31, 2005. These interest rate cap agreements are designed to limit the Company's exposure to the effects of rising interest rates with respect to borrowings outstanding under the Term Facility. In exchange for upfront payments of $179,000, the Company is entitled to receive floating rate payments from the counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%. These agreements are accounted for at their fair value, with fluctuations recorded through the statement of operations. As of May 2, 2003, the fair value of these agreements was $16,000.

Senior Notes

     As of May 2, 2003, the Company had outstanding $80,175,000 aggregate principal amount of its Senior Notes. The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at a current redemption price (expressed as a percentage of the principal amount redeemed) of 104.167%, declining to 102.083% as of March 15, 2004 and 100% as of March 15, 2005, plus, in each case, accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

     During the six months ended May 2, 2003, the Company repurchased $16,000,000 aggregate principal amount of Senior Notes for $15,080,000. After giving effect to the write-off of related deferred financing costs of $414,000, the Company recognized a gain on early retirement of debt of $506,000.

     During the six months ended May 3, 2002, the Company repurchased $29,325,000 aggregate principal amount of Senior Notes for $25,588,000. After giving effect to the write-off of related deferred financing and other costs of $876,000, the Company recognized a gain on early retirement of debt of $2,761,000.

                         BOOTH CREEK SKI HOLDINGS, INC.

Other Debt

     During the six months ended May 2, 2003 and May 3, 2002, the Company entered into capital lease obligations of $682,000 and $1,644,000, respectively, for the purchase of equipment.

     As of May 2, 2003, the maturities of long-term debt, including capital lease obligations, were as follows:

                                                           (In thousands)

     Six months ending October 2003..................       $      2,063
     Year ending October 2004........................              6,263
     Year ending October 2005........................             18,017
     Year ending October 2006........................                 99
     Year ending October 2007........................             80,200
                                                             -----------
     Total long-term debt............................            106,642

     Less current portion............................              5,310
                                                             -----------
     Long-term debt..................................       $    101,332
                                                             ===========

5.   Income Taxes

     As of November 1, 2002, the Company had estimated net operating loss carryforwards of approximately $88,600,000 for federal income tax reporting purposes, which expire between 2012 and 2022. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending October 31, 2003. Accordingly, during the three and six month periods ended May 2, 2003, no income tax provision has been provided.

6.   Business Segments

     The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:

                               Three Months Ended          Six Months Ended
                            -----------------------    -----------------------
                              May 2,      May 3,          May 2,     May 3,
                               2003        2002            2003       2002
                            ----------  -----------    -----------  ----------
                                             (In thousands)
   Revenue:
    Resort operations....    $  50,431   $  51,903      $   96,946   $  101,260
    Real  estate  and
      other..............          646       5,615             662        8,915
                            ----------  -----------    -----------  -----------
                             $  51,077   $  57,518      $   97,608   $  110,175
                            ==========  ===========    ===========  ===========

   Operating income (loss):
    Resort operations....    $  15,935   $  17,332      $   26,010   $   29,566
    Real  estate  and
      other.............          (116)      3,809            (416)       6,247
                            ----------  -----------    -----------  -----------
                             $  15,819   $  21,141      $   25,594   $   35,813
                            ==========  ===========    ===========  ===========

                         BOOTH CREEK SKI HOLDINGS, INC.

                                                  May 2,        November 1,
                                                   2003            2002
                                               -------------  -------------
                                                      (In thousands)
   Segment assets:
    Resort operations..................         $ 143,716       $ 148,427
    Real estate and other..............            11,315          10,939
    Corporate and other
      nonidentifiable assets...........             5,950           7,234
                                               -------------  -------------
                                                $ 160,981       $ 166,600
                                               =============  =============

     A reconciliation of combined operating income for resort operations and real estate and other to consolidated income from continuing operations before change in accounting principle is as follows:


                                 Three Months Ended        Six Months Ended
                               ----------------------   --------------------
                                May 2,       May 3,      May 2,     May 3,
                                 2003         2002        2003       2002
                               ---------    ---------   ---------  ---------
                                                (In thousands)

   Operating income for
    reportable segments.......  $ 15,819     $ 21,141    $ 25,594   $ 35,813
   Interest expense...........    (3,089)      (3,812)     (6,460)    (8,073)
   Amortization of deferred
    financing costs...........      (281)        (271)       (563)      (510)
   Gain on early retirement
    of debt...................         -        2,761         506      2,761
   Minority interest..........         -            -           -        (15)
   Other income...............        23           28          26         42
                                ---------    ---------   ---------  ---------
   Income from continuing
    operations before change
    in accounting principle ..  $ 12,472     $ 19,847    $ 19,103   $ 30,018
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

     The Company's three resorts with the lowest average natural snowfall, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 136, 139 and 99 days, respectively, during each of the last five ski seasons, including the 2002/03 ski season. However, the efficiency and effectiveness of snowmaking operations can be negatively impacted by numerous factors, including temperature variability, reliability of water sources, availability and cost of adequate energy supplies and unfavorable weather events such as heavy rains.

     Sierra and the Summit generally experience higher natural snowfall levels, averaging approximately 430 and 425 inches of snowfall per year, respectively, for the past five ski seasons. As a result of their historic natural snowfall, their snowmaking capabilities in terms of trail coverage are considerably less extensive than at Waterville Valley, Loon Mountain or Mt. Cranmore. However, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period, and therefore, the timing and extent of natural snowfall can significantly impact operating conditions. For example, as a result of a lack of natural snowfall, the Summit was unable to open until after Christmas in the 2002/03 ski season, and conditions remained poor for much of the season.

     Northstar has averaged approximately 253 inches of snowfall per year for the past five ski seasons. The resort has snowmaking capabilities to provide coverage on approximately 50% of its trails. Although the resort's operations depend significantly on natural snowfall, particularly in the early part of the ski season, in recent years the Company has invested in additional snowmaking facilities to improve Northstar's snowmaking production capacity.

     The Company's results of operations are also highly dependent on the Company's ability to compete in each of the large regional ski markets in which it operates. Management estimates that at Northstar and Sierra approximately 70% of the 2002/03 ski season total skier days were attributable to residents of the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, approximately 80% of the 2002/03 ski season total skier days were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 2002/03 ski season total skier days were attributable to residents of the Seattle/Tacoma metropolitan region.

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

     The Company's current resorts have invested approximately $53 million (including $8.8 million of equipment acquired through capital leases and other debt) in capital expenditures since October 1999 to upgrade chairlift capacity, expand terrain, improve skier service, enhance retail and food and beverage facilities, increase snowmaking capabilities and to meet sustaining capital requirements, all of which management believes are important in providing a quality guest experience.

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

     The Company sold the Bear Mountain ski resort ("Bear Mountain") on October 10, 2002. The operating results of Bear Mountain have been reflected as discontinued operations in the Company's statements of operations for the three and six month periods ended May 3, 2002. Summary operating results for Bear Mountain for the three and six month periods ended May 3, 2002 were as follows:


                                            Three Months        Six Months
                                              Ended               Ended
                                              May 3,              May 3,
                                               2002                2002
                                           -------------      -------------
                                                    (In thousands)

     Total revenue.................        $    6,021         $   13,508
     Total expenses................            (4,309)           (10,258)
                                           -------------      -------------
     Total income from
      discontinued operations......        $    1,712         $    3,250
                                           =============      =============

     The Company's real estate and other segment is primarily engaged in the sale of single family lots, development real estate and timber at Northstar. The revenues, operating income and cash flows of the real estate and other segment are highly variable.

Results of Operations of the Company

     Overview

     The opening and closing dates for the Company's resorts for the 2002/03 and 2001/02 ski seasons were as follows:

                                                   Opening Dates
                                    --------------------------------------------
                                     2002/03 Season              2001/02 Season
                                    --------------------------------------------

     Northstar.............         November 22, 2002          November 29, 2001
     Sierra................         December 16, 2002          November 25, 2001
     Waterville Valley*....         November 22, 2002          November 16, 2001
     Mt. Cranmore..........         November 29, 2002          December 15, 2001
     Loon Mountain*........         November 15, 2002          November 16, 2001
     The Summit............         December 27, 2002          November 30, 2001


     * Following their openings for the 2001/02 season, Waterville Valley and Loon Mountain ceased operations in December 2001 for six and ten days, respectively, due to eroding conditions as a result of warm weather.

                                                   Closing Dates
                                    --------------------------------------------
                                    2002/03 Season             2001/02 Season
                                    --------------------------------------------

     Northstar.............         April 20, 2003             April 21, 2002
     Sierra................         April 27, 2003             April 15, 2002
     Waterville Valley.....         April 6, 2003              April 7, 2002
     Mt. Cranmore..........         March 30, 2003             March 24, 2002
     Loon Mountain.........         April 20, 2003             April 14, 2002
     The Summit............         April 13, 2003             May 5, 2002

     The Lake Tahoe region experienced relatively dry conditions and a lack of natural snowfall through mid-December 2002. Due to its snowmaking system, Northstar opened on schedule. However, Sierra did not open until December 16, 2002 due to its dependence on natural snowfall. During the period from December 14th to the 21st, the region received a number of powerful storms resulting in over six feet of snowfall at Northstar and Sierra. While the storms provided excellent skiing conditions for the Christmas holiday season, the storms caused prolonged power outages prior to Christmas, difficult road conditions and other factors which negatively affected skier visitation on a number of days during mid-December 2002. For the 2001/02 season, the Lake Tahoe region received significantly above average snowfall in the first half of December 2001, which allowed Northstar and Sierra to open 100% of their terrain earlier than usual, and provided favorable conditions going into the Christmas holiday period and the first half of January 2002. During January, February and March 2003, the Lake Tahoe region experienced natural snowfall levels that were substantially below both long-term historical and prior season levels, which negatively impacted customers' perception of skiing conditions in Lake Tahoe. Despite these weather challenges, skier visits at Northstar for the 2002/03 season increased by 49,000 visits, or 9%, due to the relative competitive advantage of its snowmaking system and the introduction of new season pass products. Skier visitation at Sierra for the 2002/03 season declined by 66,000 visits, or 16%, due primarily to the delayed opening for the 2002/03 season and skier visit shortfalls in the latter part of January and February 2003 due to the lack of natural snowfall.

     During the first half of the 2002/03 ski season, the northeastern United States experienced much colder temperatures and increased natural snowfall as compared to the record warm winter of 2001/02. As a result, the Company's New Hampshire resorts experienced generally good operating conditions for the early part of the 2002/03 ski season. Bitterly cold temperatures during the second half of January and the first half of February 2003, as well as several major disruptive storms (including over the important Presidents' Day holiday) in Boston and other major cities in the Northeast, dampened mid-season skier visitation. Late season conditions at the Company's New Hampshire resorts were generally improved over the prior season. For the 2002/03 ski season, skier visits at the Company's New Hampshire resorts increased by 99,000 visits, or 16%, from the prior season.

     For the 2002/03 season, the Pacific Northwest experienced unseasonably warm temperatures and substantially below average snowfall. Snowfall at the Summit for the 2002/03 season was less than 60% of historical long-term averages and prior season levels. Additionally, average temperatures at the Summit during the 2002/03 ski season were generally warmer than normal, and the resort experienced a number of rain events during the course of the season. The Summit commenced partial operations on December 27, 2002 on limited terrain, as compared to a November 30, 2001 opening for the 2001/02 ski season. Skiing conditions remained poor at the Summit throughout the 2002/03 season. Conversely, operating conditions at the Summit were generally favorable throughout the 2001/02 ski season. As a result of these conditions, total skier visits at the Summit for the 2002/03 season were down 283,000 visits, or 46%, as compared to the 2001/02 season.

     Three  Months  Ended May 2, 2003  Compared to the Three Months Ended May 3,
2002

     Total revenue for the three months ended May 2, 2003 was $51,077,000, a decrease of $6,441,000, or 11%, from the Company's revenues for the three months ended May 3, 2002. Revenues from resort operations for the 2003 period were $50,431,000, a decrease of $1,472,000, or 3%, as compared to the 2002 period. Revenues from real estate operations for the three months ended May 2, 2003 were $646,000, due to the close of escrow on the final lot within the Unit 7 development at Northstar. Thirteen lots within the Unit 7 development closed during the 2002 period, which generated revenues of $5,600,000. Timber operations contributed revenues of $15,000 in the 2002 period.

     The following table summarizes the sources of the Company's revenues from resort operations for the three months ended May 2, 2003 and May 3, 2002:

                                 Three Months Ended
                               ----------------------             Percentage
                                May 2,       May 3,     Increase   Increase
                                 2003         2002     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                        (In thousands)


   Lift Tickets...............  $ 18,638     $ 21,269    $ (2,631)       (12)%
   Season Passes..............    10,141        7,372       2,769         38
   Snow School................     4,050        4,446        (396)        (9)
   Equipment Rental...........     4,221        4,854        (633)       (13)
   Retail.....................     1,964        1,897          67          4
   Food and Beverage..........     7,539        7,568         (29)         -
   Other......................     3,878        4,497        (619)       (14)
                                ---------    ---------   ---------
   Total Resort Operations
     Revenues.................  $ 50,431     $ 51,903    $ (1,472)        (3)
                                =========    =========   =========

     Total skier visits generated by each of the Company's resorts for the three months ended May 2, 2003 and May 3, 2002 were as follows:

                                 Three Months Ended
                               ----------------------             Percentage
                                May 2,       May 3,     Increase   Increase
                                 2003         2002     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                    (Skier visits in thousands)


   Northstar..................       304          284          20        7%
   Sierra.....................       190          209         (19)      (9)
   Waterville Valley..........       117          110           7        6
   Mt. Cranmore...............        68           55          13       24
   Loon Mountain..............       185          164          21       13
   The Summit.................       176          281        (105)     (37)
                                  -------      -------     -------
                                   1,040        1,103         (63)      (6)
                                  =======      =======     =======

   Revenue Per Skier Visit....    $ 48.49      $ 47.06     $  1.43       3
                                  =======      =======     =======

     As compared to the three months ended May 3, 2002, resort operations revenues for Northstar increased by $465,000, primarily due to higher skier visits and season pass sales, partially offset by lower revenue per skier visit yields due to changes in the mix of skiers. Revenues for Sierra decreased by $858,000 due to reduced skier visits during the 2003 period. Revenues for Waterville Valley and Mt. Cranmore increased by $157,000 and $373,000, respectively, due primarily to increases in skier visits. Revenues for Loon Mountain increased by $121,000 due to increased skier visits and season pass sales, partially offset by lower yields due to a greater proportion of season pass visits in the 2003 period. The Summit's revenues decreased by $1,730,000 due primarily to substantially lower visitation.

     Cost of sales for resort operations for the three months ended May 2, 2003 were $24,598,000, an increase of $96,000, or less than 1%, as compared to the 2002 period. The increase was primarily the result of normal inflationary factors and higher insurance costs, partially offset by lower snowmaking costs in the 2003 period and the effect of higher workers' compensation provisions in the 2002 period for exposures at the Company's Lake Tahoe and Washington resorts.

     Cost of sales for real estate and timber operations for the three months ended May 2, 2003 was $197,000, including noncash cost of real estate sales of $190,000, as a result of the close of escrow on the final lot within the Unit 7 development at Northstar. Cost of sales for real estate and timber operations for the three months ended May 3, 2002 were $1,502,000, including noncash cost of real estate sales of $1,464,000, as a result of the close of escrow on thirteen lots within the Unit 7 development.

     Depreciation and depletion expense for the three months ended May 2, 2003 was $3,904,000, a decrease of $392,000, or 9%, from the 2002 period. The decline in depreciation and depletion expense was primarily due to certain assets acquired in connection with the Company's resort acquisitions in 1996 and 1997 having become fully depreciated.

     Selling, general and administrative expenses for the three months ended May 2, 2003 were $6,559,000, an increase of $482,000, or 8%, as compared to the 2002 period. Selling, general and administrative expenses for the 2003 and 2002 periods include $565,000 and $304,000, respectively, relating to the Company's real estate segment. The increase in selling, general and administrative costs between the 2003 and 2002 periods was primarily due to sales launch costs for the Unit 7A development at Northstar and normal inflationary factors, partially offset by lower provisions under incentive compensation arrangements.

     Operating income for the three months ended May 2, 2003 was $15,819,000, a decrease of $5,322,000 from the operating income generated for the 2002 period, primarily as a result of the lower real estate revenues and, to a lesser extent, lower resort operations revenues in the 2003 period.

     Interest expense for the three months ended May 2, 2003 totaled $3,089,000, a decrease of $723,000, or 19%, from the Company's interest expense for the three months ended May 3, 2002, as a result of reduced borrowings and lower average interest rates.

     The Company recognized a gain on the early retirement of debt of $2,761,000 for the three months ended May 3, 2002, relating to the repurchase of $29,325,000 aggregate principal amount of its 12.5% senior notes due 2007 (the "Senior Notes") during the 2002 period.

     As of November 1, 2002, the Company had estimated net operating loss carryforwards of approximately $88,600,000 for federal income tax reporting purposes, which expire between 2012 and 2022. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending October 31, 2003. Accordingly, during the three months ended May 2, 2003, no income tax provision has been provided.

     The Company's net income for the three months ended May 2, 2003 was $12,472,000, a reduction of $9,087,000 from the net income of $21,559,000 generated for the three months ended May 3, 2002, primarily as a result of the $5,600,000 in real estate sales, $1,712,000 of income from discontinued operations of Bear Mountain and $2,761,000 gain on the early retirement of debt reflected in the 2002 period and lower resort operations revenues in the 2003 period.

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

                                   Three Months Ended
                                 ---------------------
                                  May 2,       May 3,               Percentage
                                   2003         2002    (Decrease)  (Decrease)
                                 --------     --------   --------    --------
                                           (In thousands)

     Reported Operating
      Income.................  $  15,819     $  21,141    $(5,322)       (25)%
     Depreciation and
      Depletion..............      3,904         4,296       (392)        (9)
                               ---------     ---------    -------
     Total EBITDA............     19,723        25,437     (5,714)       (22)
     Noncash Cost of Real
      Estate Sales...........        190         1,464     (1,274)       (87)
                               ---------     ---------    -------
     Total EBITDA (Excluding
      Noncash Cost of Real
      Estate Sales)..........  $  19,913     $  26,901    $(6,988)       (26)
                               =========     =========   ========

     Six Months Ended May 2, 2003 Compared to the Six Months Ended May 3, 2002

     Total revenue for the six months ended May 2, 2003 was $97,608,000, a decrease of $12,567,000, or 11%, from the Company's revenues for the six months ended May 3, 2002. Revenues from resort operations for the 2003 period were $96,946,000, a decrease of $4,314,000, or 4%, as compared to the 2002 period. Revenues from real estate operations for the six months ended May 2, 2003 were $646,000, due to the close of escrow on the final lot within the Unit 7 development at Northstar. Twenty lots within the Unit 7 development closed during the 2002 period, which generated revenues of $8,900,000. Timber operations contributed revenues of $16,000 and $15,000 for the 2003 and 2002 periods, respectively.

     The following table summarizes the sources of the Company's revenues from resort operations for the six months ended May 2, 2003 and May 3, 2002:

                                  Six Months Ended
                               ----------------------             Percentage
                                May 2,       May 3,     Increase   Increase
                                 2003         2002     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                        (In thousands)


   Lift Tickets...............  $ 37,328     $ 42,878    $ (5,550)       (13)%
   Season Passes..............    19,168       14,518       4,650         32
   Snow School................     7,507        8,094        (587)        (7)
   Equipment Rental...........     7,849        8,931      (1,082)       (12)
   Retail.....................     3,814        4,070        (256)        (6)
   Food and Beverage..........    13,962       14,367        (405)        (3)
   Other......................     7,318        8,402      (1,084)       (13)
                               ---------    ---------   ---------
   Total Resort Operations
     Revenues.................  $ 96,946     $101,260    $ (4,314)        (4)
                               =========    =========   =========

     Total skier visits generated by each of the Company's resorts for the six months ended May 2, 2003 and May 3, 2002 were as follows:

                                  Six Months Ended
                               ----------------------             Percentage
                                May 2,       May 3,     Increase   Increase
                                 2003         2003     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                    (Skier visits in thousands)


   Northstar..................       570          521          49          9%
   Sierra.....................       353          419         (66)       (16)
   Waterville Valley..........       223          205          18          9
   Mt. Cranmore...............       119           96          23         24
   Loon Mountain..............       359          301          58         19
   The Summit.................       329          612        (283)       (46)
                                  -------      -------     -------
                                   1,953        2,154        (201)        (9)
                                  =======      =======     =======

   Revenue Per Skier Visit....    $ 49.64      $ 47.01     $  2.63         6
                                  =======      =======     =======

     As compared to the six months ended May 3, 2002, resort operations revenues for Northstar increased by $1,394,000, primarily due to higher skier visits and season pass sales, partially offset by lower revenue per skier visit yields due to changes in the mix of skiers. Revenues for Sierra decreased by $1,869,000 due to reduced skier visits, partially offset by higher revenue per skier visit yields. Revenues for Waterville Valley and Mt. Cranmore increased by $753,000 and $944,000, respectively, due to increases in skier visits. Revenues for Loon Mountain increased by $546,000 due to increased skier visits, partially offset by lower yields due to a greater proportion of season pass visits in the 2003 period. The Summit's revenues decreased by $6,082,000 due primarily to substantially lower visitation.

     For the 2000/01 ski season, the Company arranged for four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. The policies had a deductible for the initial decline from targeted paid skier visit and revenue levels and stated maximum coverage levels. In addition, the policies required the insured to experience monthly or annual snowfall amounts below certain agreed upon levels before a claim could be filed for the decline in paid skier visits. For the year ended November 2, 2001, the Company recorded resort operations revenues of $1,500,000 for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies. The Company's claims were determined based on a specified formula under the paid skier visit insurance policies and snowfall information verified by an independent third party. The Company believes that it fully complied with its obligations under the policies, and properly reported and made claims in accordance with the policies for losses aggregating in excess of $1,500,000. As a result of the underwriters' failure to properly process the Company's claims, in November 2001, the Company filed a lawsuit against the underwriters seeking recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices. In April 2002, the underwriters made a partial offer of settlement of $700,000, which the Company accepted with a reservation of all rights and remedies under the terms of the policies and applicable law with respect to its remaining claims. The
Company intends to vigorously pursue collection of its remaining claims. The parties to the lawsuit are currently conducting discovery in the matter, which is scheduled to be completed by the end of June 2003. The parties have agreed to non-binding mediation in an effort to resolve this matter. Based on an evaluation of information to date and the advice of counsel, the Company believes that realization of its recorded claims is probable. However, no assurance can be given regarding the timing of the resolution of this matter.

     Cost of sales for resort operations for the six months ended May 2, 2003 were $50,694,000, an increase of $674,000, or 1%, as compared to the 2002 period. The increase was primarily the result of normal inflationary factors and higher insurance costs, partially offset by (i) lower snowmaking costs, (ii) reduced United States Forest Service permit fees in the 2003 period, and (iii) the effect of higher workers' compensation provisions in the 2002 period for exposures at the Company's Lake Tahoe and Washington resorts.

     Cost of sales for real estate and timber operations for the six months ended May 2, 2003 was $218,000, including noncash cost of real estate sales of $190,000, primarily as a result of the close of escrow on the final lot within the Unit 7 development at Northstar. Cost of sales for real estate and timber operations for the six months ended May 3, 2002 was $2,173,000, including noncash cost of real estate sales of $2,129,000, primarily as a result of the close of escrow on twenty lots within the Unit 7 development at Northstar.

     Depreciation and depletion expense for the six months ended May 2, 2003 was $7,734,000, a decrease of $833,000, or 10%, from the 2002 period. The decline in depreciation and depletion expense was primarily due to certain assets acquired in connection with the Company's resort acquisitions in 1996 and 1997 having become fully depreciated.

     Selling, general and administrative expenses for the six months ended May 2, 2003 were $13,368,000, a decrease of $234,000, or 2%, as compared to the 2002 period. Selling, general and administrative expenses for the 2003 and 2002 periods include $853,000 and $495,000, respectively, relating to the Company's real estate segment. The decrease in selling, general and administrative expenses between the 2003 and 2002 periods was primarily due to a reduction in legal fees of $271,000 as a result of significant activity during the 2002 period for various lawsuits involving Loon Mountain which have been resolved, and reduced provisions under incentive compensation arrangements, partially offset by normal inflationary factors and sales launch costs for the Unit 7A development at Northstar.

     Operating income for the six months ended May 2, 2003 was $25,594,000, a decrease of $10,219,000 from the operating income generated for the 2002 period, primarily as a result of the significant real estate revenues during the 2002 period and lower revenues from resort operations in the 2003 period.

     Interest expense for the six months ended May 2, 2003 totaled $6,460,000, a decrease of $1,613,000, or 20%, from the Company's interest expense for the six months ended May 3, 2002, as a result of reduced borrowings and lower average interest rates.

     The Company recognized gains on the early retirement of debt of $506,000 and $2,761,000 for the six months ended May 2, 2003 and May 3, 2002, respectively, relating to repurchases of $16,000,000 and $29,325,000 aggregate principal amount of its Senior Notes during the 2003 and 2002 periods, respectively.

     As of November 1, 2002, the Company had estimated net operating loss carryforwards of approximately $88,600,000 for federal income tax reporting purposes, which expire between 2012 and 2022. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending October 31, 2003. Accordingly, during the six months ended May 2, 2003, no income tax provision has been provided.

     The Company's net income for the six months ended May 2, 2003 was $19,103,000, a reduction of $13,965,000 from the net income of $33,068,000 generated for the six months ended May 3, 2002, primarily as a result of the $8,900,000 in real estate sales, $3,250,000 of income from the discontinued operations of Bear Mountain and $2,761,000 gain on the early retirement of debt reflected in the 2002 period, and lower resort operations revenues in the 2003 period.

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

                                    Six Months Ended
                                 ---------------------
                                  May 2,       May 3,               Percentage
                                   2003         2002    (Decrease)  (Decrease)
                                 --------     --------   --------    --------
                                         (In thousands)

     Reported Operating
      Income.................  $  25,594     $  35,813    $(10,219)       (29)%
     Depreciation and
      Depletion..............      7,734         8,567        (833)       (10)
                               ---------     ---------    --------
     Total EBITDA............     33,328        44,380     (11,052)       (25)
     Noncash Cost of Real
      Estate Sales...........        190         2,129      (1,939)       (91)
                               ---------     ---------    --------
     Total EBITDA (Excluding
      Noncash Cost of Real
      Estate Sales)..........  $  33,518     $  46,509    $(12,991)       (28)
                               =========     =========   =========

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

     Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement with Fleet National Bank, as administrative agent ("Agent"), and certain lenders. The Senior Credit Facility has since been amended three times, most recently on June 13, 2003 (as so amended, the "Senior Credit Facility"). The following summary of the terms of the Senior Credit Facility is qualified by reference to the complete agreement governing the Senior Credit Facility, a copy of which has been filed as an exhibit to our periodic reports.

     The Senior Credit Facility provides a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with outstanding borrowings as of May 2, 2003 of $23,000,000. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days (20 consecutive days for 2003) commencing sometime between January 15 and February 28 of each year. The draw period under the Term Facility has expired. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year beginning on January 31, 2003 and continuing through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005. Borrowings under the Senior Credit Facility are secured by (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and
(b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

     The Senior Credit Facility contains financial covenants relating to the maintenance of (a) minimum consolidated resort EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted for certain items specified in the Senior Credit Facility) measured quarterly on a rolling four quarter basis ("Minimum Resort EBITDA"), (b) a minimum ratio of (y) consolidated EBITDA
(earnings before interest, taxes, depreciation, depletion, amortization and noncash cost of real estate sales, adjusted for certain items specified in the Senior Credit Facility), less $5,000,000, less cash income taxes actually paid during the period to (z) consolidated debt service (the sum of interest, cash payments of principal made in respect of capitalized lease obligations and mandatory reductions under the Term Facility) measured quarterly on a rolling four quarter basis (the "Leverage Ratio"), and (c) a maximum adjusted consolidated leverage ratio (the ratio of secured indebtedness of the Company and its subsidiaries (with certain exceptions specified in the Senior Credit Facility) to the sum of the Company's consolidated net worth, as adjusted pursuant to the Senior Credit Facility and the aggregate principal amount of outstanding Senior Notes ("Adjusted Leverage Ratio").

     Primarily as a result of (a) poor weather conditions at the Summit and Sierra during the six months ended May 2, 2003 and resulting reductions in resort operations revenues and operating income, and (b) unusually high provisions for workers' compensation exposures during the fourth fiscal quarter of 2002, the Company experienced a shortfall of approximately $3,400,000 relative to the required minimum level of Minimum Resort EBITDA, and did not meet the required Leverage Ratio pursuant to the covenants under the Senior Credit Facility for the trailing four quarter period ended on May 2, 2003. On June 13, 2003, the Company obtained an amendment and waiver (the "Amendment and Waiver") from the lenders under the Senior Credit Facility, which modified the financial covenants and waived defaults arising under the financial covenants for the period ended May 2, 2003.

     After giving effect to the Amendment and Waiver, the Company is required to have a Minimum Resort EBITDA of (i) $19,000,000 during each rolling four quarter period through January 30, 2004, (ii) $23,500,000 during each rolling four quarter period from January 31, 2004 through January 28, 2005 and (iii) $26,500,000 during each rolling four quarter period from January 29, 2005 and thereafter. It is also required to maintain (a) a minimum Leverage Ratio of (i) ..75 to 1 from May 3, 2003 through August 1, 2003, (ii) 1 to 1 from August 2, 2003 through October 31, 2003, (iii) 1.1 to 1 from November 1, 2003 through January 30, 2004, (iv) 1.2 to 1 from January 31, 2004 through January 28, 2005 and (v) 1.3 to 1 thereafter and (b) a maximum Adjusted Leverage Ratio of (i) .55 to 1 through August 1, 2003, (ii) .65 to 1 from August 2, 2003 through October 31, 2003, (iii) .55 to 1 from November 1, 2003 through October 29, 2004, (ii) ..50 to 1 from October 30, 2004 through October 28, 2005 and (iii) .45 to 1 thereafter.

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

     For purposes of calculating interest, loans under the Senior Credit Facility can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) the Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on loans outstanding is payable quarterly. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility bore interest at an annual rate of 5.31% as of May 2, 2003 pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility bore interest at a weighted average annual rate of 5.35% as of May 2, 2003 pursuant to elections under both the base rate and LIBOR rate options.

     Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's Senior Notes. Borrowings under the Term Facility were used to repurchase the Company's Senior Notes, together with accrued and unpaid interest thereon. As of May 2, 2003, outstanding borrowings under the Revolving Credit Facility and Term Facility were $6,850,000 and $23,000,000, respectively.

     The Company had a net working capital deficit of $31,137,000 as of May 2, 2003 (including $6,850,000 in outstanding borrowings under the Revolving Credit Facility), which will negatively affect liquidity in future periods. The Company's net working capital deficit as of May 2, 2003 was due in part to unearned revenue and deposits from resort operations of $4,712,000 for season pass and membership product sales, lodging deposits and other prepaid products, as well as real estate deposits of $5,610,000.

     The Company generated cash from operating activities of $17,339,000 for the six months ended May 2, 2003 as compared to $34,953,000 for the six months ended May 3, 2002. The decrease in operating cash flows, which was primarily due to reduced revenues and operating income in the 2003 period, timing differences in accounts payable and accrued liabilities and the effect of the divestiture of Bear Mountain on operating cash flows, will negatively affect liquidity in future periods.

     Cash used in investing activities totaled $3,657,000 and $4,533,000 for the six months ended May 2, 2003 and May 3, 2002, respectively. The results for the 2003 and 2002 periods primarily reflect capital expenditures for the purchase of property and equipment.

     Cash used in financing activities totaled $13,431,000 for the six months ended May 2, 2003, which reflects net borrowings under the Revolving Credit Facility of $5,605,000, scheduled payments of long-term debt of $3,952,000 and the repurchase of $16,000,000 aggregate principal amount of the Company's Senior Notes for $15,080,000. Cash used in financing activities totaled $23,651,000 for the six months ended May 3, 2002, which reflects net repayments under the Revolving Credit Facility of $17,628,000, and scheduled repayments of long-term debt and preferred stock of $2,284,000 and $1,151,000, respectfully. Additionally, financing activities for the 2002 period reflect borrowings of $25,000,000 under the Term Facility, which together with available cash resources, were used to repurchase $29,325,000 aggregate principal amount of Senior Notes for $25,588,000.

     The Company's capital expenditures for property and equipment during the six months ended May 2, 2003 were $3,909,000 (including $682,000 of equipment acquired through capital leases), and consisted primarily of the remaining portion of the Company's 2002 capital programs and acquisitions of grooming equipment. In response to the Company's recent operating performance, the Company has reduced planned capital expenditures for fiscal year 2003 resort capital programs to a current range from $5,000,000 to $6,000,000. Capital expenditures for real estate development projects in fiscal year 2003 are estimated to be approximately $4,000,000. The Company plans to fund future capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and/or borrowings under the Revolving Credit Facility. Commitments for future capital expenditures were approximately $3,400,000 at May 2, 2003.

     Management believes that there is a considerable degree of flexibility in the timing (and, to a lesser degree, the scope) of its capital expenditure program, and even greater flexibility as to its real estate development objectives. While the capital expenditure program described above is regarded by management as important, both as to timing and scope, discretionary capital spending above maintenance levels can be deferred, in some instances for substantial periods of time, in order to address cash flow or other constraints. However, the Company is required to make capital expenditures to satisfy existing and future regulatory requirements, which in some cases may be significant. See "- Regulation and Legislation."

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

     In March 2003, the Company launched the sale of the Unit 7A subdivision at Northstar, which consists of fifteen ski-in/ski-out single family lots. As of June 13, 2003, the Company entered into binding contracts for the sale of twelve of the lots at an average lot price of approximately $770,000. The Company is continuing efforts to market and sell the remaining three lots within the subdivision. The close of escrow for the lots currently under contract is anticipated to occur during the Company's fourth fiscal quarter of 2003, which is subject to (i) completion of the subdivision infrastructure, (ii) certain subdivision and final permitting activities, and (iii) other normal and customary closing conditions.

     The Company's significant contractual obligations include long-term debt (including capital lease obligations), other long-term liabilities and operating leases. As of May 2, 2003, the Company's scheduled maturities of long-term debt, other long-term liabilities and operating lease commitments for the periods indicated were as follows:

              Six Months
              Ending            Year Ending October
              October   ----------------------------------
              2003       2004    2005     2006     2007   Thereafter    Total
              ------    ------  ------   ------   ------  ----------   ------
Long-term
 Debt         $ 2,063 $ 6,263 $ 18,017 $     99  $  80,200 $       -  $106,642
              ======= ======= ======== ========  ========= =========  ========
Other
 Long-term
 Liabilities  $    28 $    31 $    214 $     75  $      75 $     333  $    756
              ======= ======= ======== ========  ========= =========  ========
Operating
 Leases       $   262 $   905 $    742 $    366  $     110 $   2,120  $  4,505
              ======= ======= ======== ========  ========= =========  ========

     In connection with certain single family real estate development projects at Northstar, self-insured workers' compensation arrangements for the Summit and certain other aspects of its operations, the Company has arranged for surety bonds from third-party surety bonding companies or letters of credit from financial institutions. The aggregate amount of surety bonds and letters of credit in place at May 2, 2003 were approximately $1,332,000 and $600,000, respectively.

     The Company's liquidity has been and will continue to be significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. In addition, the Company's high level of debt may increase its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. During the six months ended May 2, 2003, the Company experienced a significant decline in its operating performance, which will negatively affect liquidity in future periods. In response, the Company has reduced its planned level of resort capital expenditures from a previous range of $7,000,000 to $11,000,000 to a current range of $5,000,000 to $6,000,000. Additionally, the Company is undertaking cost-cutting initiatives in an effort to improve its financial performance in future periods. Any further significant decline in the Company's expected operating performance could have a material adverse effect on the Company's ability to service its debt and make required capital expenditures.

     In addition, the Senior Credit Facility and the Indenture governing the Company's Senior Notes each contain covenants that, among other things, significantly limit the Company's ability to obtain additional sources of capital and may affect the Company's liquidity. These covenants restrict the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any other person, or transfer all or substantially all of the assets of the Company. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer. The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. On June 13, 2003, the Company obtained an amendment from the lenders under the Senior Credit Facility modifying these covenants prospectively and a waiver of defaults that had arisen as a result of the Company's operating performance through May 2, 2003. The Company's ability to meet these financial covenants in the future may be affected by events beyond its control, and there can be no assurance that the Company will meet those covenants.

     As of May 2, 2003, the Company had $106,642,000 of total long-term debt outstanding. The Company expects that existing cash, cash generated from operations and cash proceeds of planned real estate sales at Northstar, together with borrowing availability, will be adequate to fund the Company's debt service and other cash operating requirements over the next twelve months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

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

     Revenue Recognition for Resort Operations - Revenues from resort operations are generated from a wide variety of sources, including lift ticket sales, snow school lessons, equipment rentals, retail product sales, food and beverage operations, lodging and property management services and other recreational activities, and are recognized when services are provided and products are sold. Sales of season passes are initially deferred in unearned revenue and recognized ratably over the expected ski season. Revenues relating to paid skier visit insurance arrangements in prior years were recognized based on an evaluation of the policy arrangements, actual and forecasted skier visits, actual snowfall amounts and other relevant factors. The Company also periodically evaluates the collectibility of all of its receivables, and, if necessary, provides for an adequate allowance for doubtful accounts.

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

     Evaluation of Contingencies and Reserve Estimates - The Company's operations are affected by various contingencies, including commercial litigation, personal injury claims relating principally to snow sports activities, self-insured workers' compensation matters and self-insured employee health and welfare arrangements. The Company performs periodic evaluations of these contingencies and, based on the advice of counsel, information provided by third-party claims administrators and other pertinent information, provides reserves for its best estimate of the eventual outcome of these matters. These estimated liabilities are reviewed and appropriately adjusted as the facts and circumstances related to these contingencies change. While the Company believes its estimates are reasonable, different assumptions could materially affect these evaluations

Recently Adopted Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. The Company adopted SFAS No. 143 effective as of November 2, 2002. The adoption of SFAS No. 143 did not have any impact on the Company's consolidated financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF Issue No. 94-3 required an entity to recognize a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position or results of operations.

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

     LMRC notified the District Court and interested parties that the December 11, 1998 final order and February 12, 1999 injunction expired under their terms when the Forest Service (i) completed its NEPA process, (ii) issued a Record of Decision ("ROD") on February 26, 2002 approving the Loon Mountain Final Environmental Impact Statement (the "Final EIS"), and (iii) issued a Term Special Use Permit to LMRC for Loon Mountain on June 24, 2002 (thereby replacing Loon Mountain's three existing Forest Service permits). The new Loon Mountain Term Special Use Permit expires in 2042.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the six months ended May 2, 2003, there have been no material changes in information relating to market risk from the Company's disclosure in
Item 7a. of the Company's Annual Report on Form 10-K for the year ended November 1, 2002 as filed with the Securities and Exchange Commission.

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

     In 1995, an individual sued the United States Forest Service (the "Forest Service") in the United States District Court for the District of New Hampshire (the "District Court") alleging that the Forest Service had violated the National Environmental Policy Act ("NEPA"), the Clean Water Act ("CWA") and an executive order in approving improvements to and an expansion at Loon Mountain. The District Court entered a final order dated December 11, 1998 that imposed certain conditions and limitations on LMRC's operations. Under its terms, the order was effective until the Forest Service completed an additional environmental review process under NEPA and issued a new Term Special Use Permit for Loon Mountain. In 1997, an individual and an environmental group filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline. The District Court entered an injunction on February 12, 1999 which limited LMRC's use of the snowmaking pipeline until the Forest Service completed its additional environmental analysis under NEPA and issued a Record of Decision ("ROD").

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

     Partial resolution of the claims was reached and a payment of $700,000 was made by the Insurers in April 2002. This payment was made and accepted without prejudice to the remainder of the Company's claims. The discovery phase of this lawsuit is scheduled by the Court to close at the end of June 2003, with a limited number of depositions remaining to be completed. The parties have agreed to pursue non-binding mediation in an effort to resolve this matter. Based on an evaluation of information and progress of discovery to date and the advice of counsel, the Company believes that realization of its recorded claims is probable. However, no assurance can be given regarding the timing of resolution of this matter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company did not satisfy the minimum consolidated resort EBITDA and ratio of consolidated EBITDA to consolidated debt service covenants under the Senior Credit Facility for the four quarter period ended May 2, 2003. On June 13, 2003, the Company obtained an amendment and waiver from the lenders under the Senior Credit Facility modifying these covenants prospectively and waiving any default or event of default arising as a result of having failed to comply with the covenants through May 2, 2003. See Part I, Item 2. "Management's
Discussion and Analysis of Financial Condition and Results Operations - Liquidity and Capital Resources."

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

a.   Exhibits

     Exhibit No.    Description of Exhibit
     -----------    ----------------------

     10.1 Third Amendment and Waiver dated as of June 13, 2003 to the Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

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

b.   Reports on Form 8-K

No reports on Form 8-K were filed during the quarterly period ended May 2, 2003.

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





June 16, 2003

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

June 16, 2003


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


June 16, 2003


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

June 16, 2003


                                        By:/s/ ELIZABETH J. COLE
                                          -----------------------------------
                                               Elizabeth J. Cole
                                          Executive Vice President and
                                            Chief Financial Officer