Form 10-Q
period 2003-08-01
BOOTH CREEK SKI HOLDINGS INC
filed 2003-09-12
CIK 1037253

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended August 1, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]


     As of August 31, 2003, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

===============================================================================

                              TABLE OF CONTENTS



Item                                                                Page Number
----                                                                -----------
                       PART I - FINANCIAL INFORMATION

 1.  Financial Statements..............................................    1

 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................   11

 3.  Quantitative and Qualitative Disclosures about Market Risk........   25

 4.  Controls and Procedures...........................................   25

                         PART II - OTHER INFORMATION

 1.  Legal Proceedings.................................................   27

 6.  Exhibits and Reports on Form 8-K..................................   28

     Signatures........................................................   29

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                          August 1,    November 1,    August 2,
                                            2003          2002          2002
                                        ------------  -----------   ------------
                  ASSETS                 (Unaudited)                 (Unaudited)

Current assets:
 Cash...................................  $     715    $     664     $      713
 Accounts receivable, net of allowance
  of $65, $44 and $50, respectively.....      1,952        1,964          1,334
 Insurance proceeds receivable..........          -          800            800
 Inventories ...........................      1,697        2,298          1,663
 Prepaid expenses and other current
  assets ...............................      1,003        1,425          1,176
 Assets held for sale...................          -            -         12,845
                                        ------------  -----------   ------------
Total current assets ...................      5,367        7,151         18,531

Property and equipment, net ............    112,707      119,337        118,133
Real estate held for development
 and sale ..............................      8,030        6,966          6,632
Deferred financing costs, net of
 accumulated amortization of $4,934,
 $4,609 and $4,300, respectively .......      3,069        4,137          4,435
Timber rights and other assets .........      6,074        6,071          6,085
Goodwill................................     22,938       22,938         22,938
                                        ------------  -----------   ------------
Total assets ...........................  $ 158,185    $ 166,600     $  176,754
                                        ============  ===========   ============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Revolving credit facility .............  $  17,800    $   1,245     $    2,530
 Current portion of long-term debt .....      6,356        5,717          4,416
 Accounts payable and accrued
  liabilities ..........................     25,864       36,124         27,183
 Liabilities held for sale..............          -            -          1,232
                                        ------------  -----------   ------------
Total current liabilities ..............     50,020       43,086         35,361

Long-term debt .........................     99,286      120,195        120,433

Other long-term liabilities ............        756          756            767

Commitments and contingencies

Shareholder's equity:
 Common stock, $.01 par value; 1,000
  shares authorized, issued and
  outstanding ..........................          -            -              -
 Additional paid-in capital ............     72,000       72,000         72,000
 Accumulated deficit ...................    (63,877)     (69,437)       (51,807)
                                        ------------  -----------   ------------
Total shareholder's equity .............      8,123        2,563         20,193
                                        ------------  -----------   ------------
Total liabilities and shareholder's
 equity ................................  $ 158,185    $ 166,600     $  176,754
                                        ============  ===========   ============

                            See accompanying notes.
                                       1

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                Three Months Ended          Nine Months Ended
                               ---------------------      ---------------------
                                August 1,   August 2,      August 1,  August 2,
                                  2003        2002           2003       2002
                               ---------   ---------      ---------   ---------
                                                  (Unaudited)
Revenue:
  Resort operations..........  $   3,568   $  3,482       $ 100,514   $ 104,742
  Real estate and other
   (including revenues with
   related parties of $646
   for the nine months ended
   August 1, 2003, and
   $2,400 and $11,300 for
   the three and nine months
   ended August 2, 2002,
   respectively).............          -       2,560            662      11,475
                               ---------   ---------      ---------   ---------
Total revenue................      3,568       6,042        101,176     116,217

Operating expenses:
  Cost of sales - resort
   operations................      5,872       6,248         56,566      56,268
  Cost of sales - real estate
   and other.................         11         564            229       2,737
  Depreciation and depletion.      3,743       3,939         11,477      12,506
  Selling, general and
   administrative expense....      4,163       4,149         17,531      17,751
                               ---------   ---------      ---------   ---------
Total operating expenses.....     13,789      14,900         85,803      89,262
                               ---------   ---------      ---------   ---------

Operating income (loss)......    (10,221)     (8,858)        15,373      26,955


Other income (expense):
  Interest expense...........     (3,063)     (3,572)        (9,523)    (11,645)
  Amortization of deferred
   financing costs...........       (276)       (307)          (839)       (817)
  Gain on early retirement
   of debt...................          -           -            506       2,761
  Minority interest..........          -           -              -         (15)
  Other income (expense).....         17         (81)            43         (39)
                               ---------   ---------      ---------   ---------
  Other income
  (expense),net..............     (3,322)     (3,960)        (9,813)     (9,755)
                               ---------   ---------      ---------   ---------

Income (loss)from continuing
  operations before change
  in accounting principle....    (13,543)    (12,818)         5,560      17,200

Discontinued operations:
  Income (loss)from
   discontinued operations
   of Bear Mountain resort...          -      (1,290)             -       1,960

  Impairment loss from
   disposal of Bear Mountain
   resort....................          -      (3,200)             -      (3,200)
                               ---------   ---------      ---------   ---------
Loss on discontinued
  operations.................          -      (4,490)             -      (1,240)
                               ---------   ---------      ---------   ---------
Income (loss) before change
  in accounting principle....    (13,543)    (17,308)         5,560      15,960

Change in accounting
  principle for goodwill.....          -           -              -        (200)
                               ---------   ---------      ---------   ---------
Net income (loss)............  $ (13,543)  $ (17,308)     $   5,560   $  15,760
                               =========   =========      =========   =========

                            See accompanying notes.
                                        2

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Nine Months Ended
                                                -------------------------------
                                                  August 1,           August 2,
                                                    2003                2002
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net income.....................................   $   5,560         $   15,760
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion..................      11,477             13,851
   Noncash cost of real estate sales ..........         190              2,492
   Amortization of deferred financing costs ...         839                817
   Gain on early retirement of debt............        (506)            (2,761)
   Minority interest...........................           -                 15
   Impairment loss from disposal of Bear
    Mountain resort............................           -               3,200
   Change in accounting principle for goodwill.           -                200
   Changes in operating assets and liabilities:
    Accounts receivable .......................          12                588
    Insurance proceeds receivable..............         800                700
    Inventories ...............................         601                561
    Prepaid expenses and other current assets..         422                437
    Accounts payable and accrued liabilities...     (10,260)            (7,012)
                                                 -------------     -------------
Net cash provided by operating activities......       9,135             28,848

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (4,158)            (6,637)
Capital expenditures for real estate
 held for development and sale ................      (1,254)              (904)
Other assets ..................................         (10)               223
                                                -------------     -------------
Net cash used in investing activities .........      (5,422)            (7,318)

Cash flows from financing activities:
Borrowings under revolving credit facility ....      49,350             11,265
Repayments under revolving credit facility ...      (32,795)           (26,363)
Proceeds of long-term debt.....................           -             25,000
Principal payments of long-term debt ..........     (20,032)           (27,985)
Deferred financing costs ......................        (185)            (2,041)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................           -             (1,151)
                                                -------------     -------------
Net cash used in financing activities .........      (3,662)           (21,275)
                                                -------------     -------------
Increase in cash...............................          51                255

Cash at beginning of period ...................         664                458
                                                -------------     -------------
Cash at end of period ......................... $       715        $       713
                                                =============     =============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 1, 2003


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

     Booth Creek sold the Bear Mountain ski resort ("Bear Mountain") on October 10, 2002. The operating results of Bear Mountain have been reflected as discontinued operations in the accompanying statements of operations for the three and nine month periods ended August 2, 2002. Summary operating results for Bear Mountain for the three and nine month periods ended August 2, 2002 were as follows:


                                               Three Months       Nine Months
                                                  Ended               Ended
                                                August 2,           August 2,
                                                  2002                2002
                                              -------------     -------------
                                                     (In thousands)

     Total revenue......................      $        312      $      13,820
     Total expenses.....................            (1,602)           (11,860)
                                              -------------     -------------
     Total income (loss) from
       discontinued operations..........      $     (1,290)     $       1,960
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

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc.

     The accompanying consolidated financial statements as of August 1, 2003 and August 2, 2002 and for the three and nine month periods then ended are unaudited, but include all adjustments (consisting only of normal, recurring adjustments and adjustments to recognize (a) the gains on early retirement of debt during the nine month periods ended August 1, 2003 and August 2, 2002, (b) the impairment loss from the anticipated disposal of the Bear Mountain resort during the nine months ended August 2, 2002, and (c) the change in accounting principle for goodwill during the nine months ended August 2, 2002) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at August 1, 2003 and August 2, 2002, and its operating results and cash flows for the three and nine month periods then ended. Due to the seasonal nature of the Company's business, the results for the interim periods are not indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2002.

Cash

     Included in cash at August 1, 2003 is restricted cash of $551,000, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

                         BOOTH CREEK SKI HOLDINGS, INC.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories were as follows:

                                       August 1,      November 1,      August 2,
                                         2003            2002             2002
                                     ----------       -----------     ----------
                                                    (In thousands)

         Retail products.......     $      922       $    1,432      $      858
         Supplies..............            516              618             490
         Food and beverage.....            259              248             315
                                     ----------       -----------     ----------
                                    $    1,697       $    2,298      $    1,663
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

     Sales and profits on real estate sales are recognized using the full accrual method at the point that the Company's receivables from land sales are deemed collectible and the Company has no significant remaining obligations for construction or development, which typically occurs upon transfer of title. If such conditions are not met, the recognition of all or part of the sales and profit is postponed. The Company evaluates the contractual agreements and underlying facts and circumstances relating to its real estate transactions, including the involvement of related parties, to determine the appropriate revenue recognition treatment of such transactions in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," and related pronouncements.

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

2.   Paid Skier Visit Insurance Program

     For the 2000/01 ski season, the Company entered into four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. For the year ended November 2, 2001, the Company recorded resort operations revenues of $1,500,000 for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies. As a result of the underwriters' failure to properly process the Company's claims, in November 2001 the Company filed a lawsuit against the underwriters seeking recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices. In April 2002, the underwriters made a partial offer of settlement of $700,000, which the Company accepted with a reservation of all rights and remedies under the terms of the policies and applicable law with respect to its remaining claims. In June 2003, the parties agreed to settle the Company's claims in exchange for a final claim payment of $683,000 tendered to the Company in July 2003.

3.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                           August 1,    November 1,    August 2,
                                             2003          2002          2002
                                         -----------   -----------   -----------
                                                     (In thousands)

     Accounts payable....................  $   1,443     $   4,552     $   2,751
     Accrued compensation and benefits...      2,872         4,031         3,869
     Taxes other than income ............        483           972           663
     Unearned revenue and deposits-
      resort operations..................      5,842        15,232         4,903
     Unearned deposits from related
      party - real estate operations.....      5,610         5,610         5,610
     Interest............................      3,833         1,647         4,567
     Other...............................      5,781         4,080         4,820
                                         -----------   -----------   -----------
                                           $  25,864     $  36,124     $  27,183
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

          General - The Senior Credit Facility provides for a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with outstanding borrowings as of August 1, 2003 of $22,000,000. Borrowings under the Senior Credit Facility are collectively referred to herein as "Loans."

                       BOOTH CREEK SKI HOLDINGS, INC.

          Interest - For purposes of calculating interest, Loans can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) the Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on Loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit Facility) for loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility bore interest at an annual rate of 5.10% as of August 1, 2003 pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility bore interest at a weighted average annual rate of 5.11% as of August 1, 2003 pursuant to elections under both the base rate and LIBOR rate options.

          Repayment - Subject to the provisions of the Senior Credit Facility, the Company may, from time to time, borrow, repay and reborrow under the Revolving Credit Facility. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005.

          Security - Borrowings  under the Senior Credit Facility are secured by
     (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and (b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

          Use of Proceeds - Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's 12.5% senior notes due March 15, 2007 (the "Senior Notes"). Borrowings of $25,000,000 under the Term Facility were used to repurchase Senior Notes, together with accrued and unpaid interest thereon. As of August 1, 2003, outstanding borrowings under the Revolving Credit Facility and Term Facility were $17,800,000 and $22,000,000, respectively.

          Covenants - The Senior Credit Facility contains financial covenants relating to the maintenance of (a) minimum consolidated resort EBITDA (resort earnings before interest, taxes, depreciation and amortization, adjusted for certain items specified in the Senior Credit Facility) measured quarterly on a rolling four quarter basis ("Minimum Resort EBITDA"), (b) a minimum ratio of (y) consolidated EBITDA (earnings before interest, taxes, depreciation, depletion, amortization and noncash cost of real estate sales, adjusted for certain items specified in the Senior Credit Facility), less $5,000,000, less cash income taxes actually paid during the period to (z) consolidated debt service (the sum of interest, cash payments of principal made in respect of capitalized lease obligations and mandatory reductions under the Term Facility) measured quarterly on a rolling four quarter basis (the "Leverage Ratio"), and (c) a maximum adjusted consolidated leverage ratio (the ratio of secured indebtedness of the Company and its subsidiaries (with certain exceptions specified in the Senior Credit Facility) to the sum of the Company's consolidated net worth, as adjusted pursuant to the Senior Credit Facility and the aggregate principal amount of outstanding Senior Notes ("Adjusted Leverage Ratio")).

          On June 13, 2003, the Company obtained an amendment and waiver (the "Amendment and Waiver") from the lenders under the Senior Credit Facility, which modified the financial covenants under the Senior Credit Facility. After giving effect to the Amendment and Waiver, the Company is required to have a Minimum Resort EBITDA of (i) $19,000,000 during each rolling four quarter period through January 30, 2004, (ii) $23,500,000 during each rolling four quarter period from January 31, 2004 through January 28, 2005 and (iii) $26,500,000 during each rolling four quarter period from January 29, 2005 and thereafter. It is also required to maintain (a) a minimum Leverage Ratio of (i) .75 to 1 from May 3, 2003 through August 1, 2003,
     (ii) 1 to 1 from August 2, 2003 through October 31, 2003, (iii) 1.1 to 1 from November 1, 2003 through January 30, 2004, (iv) 1.2 to 1 from January 31, 2004 through January 28, 2005 and (v) 1.3 to 1 thereafter and (b) a maximum Adjusted Leverage Ratio of (i) .55 to 1 through August 1, 2003,
     (ii) .65 to 1 from August 2, 2003 through October 31, 2003, (iii) .55 to 1 from November 1, 2003 through October 29, 2004, (ii) .50 to 1 from October 30, 2004 through October 28, 2005 and (iii) .45 to 1 thereafter. The Company was in compliance with the covenants under the Senior Credit Facility as of August 1, 2003.

                       BOOTH CREEK SKI HOLDINGS, INC.

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

     The Company has entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 31, 2005, declining to $14,000,000 through October 31, 2005. These interest rate cap agreements are designed to limit the Company's exposure to the effects of rising interest rates with respect to borrowings outstanding under the Term Facility. In exchange for upfront payments of $179,000, the Company is entitled to receive floating rate payments from the counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%. These agreements are accounted for at their fair value, with fluctuations recorded through the statement of operations. As of August 1, 2003, the fair value of these agreements was $22,000.

Senior Notes

     As of August 1, 2003, the Company had outstanding $80,175,000 aggregate principal amount of its Senior Notes. The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at a current redemption price (expressed as a percentage of the principal amount redeemed) of 104.167%, declining to 102.083% as of March 15, 2004 and 100% as of March 15, 2005, plus, in each case, accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

     The Senior Notes are unconditionally guaranteed, on an unsecured senior basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all Restricted Subsidiaries of the Company, as defined in the indenture for the Senior Notes (the "Indenture"), having either assets or shareholders' equity in excess of $20,000 (the "Guarantors"). All of the Company's direct and indirect subsidiaries are Restricted Subsidiaries, except DRE, L.L.C.

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

                       BOOTH CREEK SKI HOLDINGS, INC.

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

     During the nine months ended August 1, 2003, the Company repurchased $16,000,000 aggregate principal amount of Senior Notes for $15,080,000. After giving effect to the write-off of related deferred financing costs of $414,000, the Company recognized a gain on early retirement of debt of $506,000.

     During the nine months ended August 2, 2002, the Company repurchased $29,325,000 aggregate principal amount of Senior Notes for $25,588,000. After giving effect to the write-off of related deferred financing and other costs of $976,000, the Company recognized a gain on early retirement of debt of $2,761,000.

Other Debt

     During the nine months ended August 1, 2003 and August 2, 2002, the Company entered into capital lease obligations of $682,000 and $1,644,000, respectively, for the purchase of equipment.

     As of August 1, 2003, the maturities of long-term debt, including capital lease obligations, were as follows:

                                                           (In thousands)

     Three months ending October 2003................       $      1,000
     Year ending October 2004........................              6,327
     Year ending October 2005........................             18,020
     Year ending October 2006........................                 99
     Year ending October 2007........................             80,196
                                                             -----------
     Total long-term debt............................            105,642

     Less current portion............................              6,356
                                                             -----------
     Long-term debt..................................       $     99,286
                                                             ===========

5.   Income Taxes

     As of November 1, 2002, the Company had net operating loss carryforwards of approximately $90,000,000 for federal income tax reporting purposes, which expire between 2012 and 2022. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending October 31, 2003. Accordingly, during the three and nine month periods ended August 1, 2003, no income tax provision has been provided.

                       BOOTH CREEK SKI HOLDINGS, INC.

6.   Business Segments

     The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:

                               Three Months Ended         Nine Months Ended
                            -----------------------    -----------------------
                             August 1,   August 2,       August 1,   August 2,
                               2003        2002            2003        2002
                            ----------  -----------    -----------  ----------
                                             (In thousands)
   Revenue:
    Resort operations....    $   3,568   $   3,482      $  100,514   $  104,742
    Real  estate  and
      other..............            -       2,560             662       11,475
                            ----------  -----------    -----------  -----------
                             $   3,568   $   6,042      $  101,176   $  116,217
                            ==========  ===========    ===========  ===========

   Operating income (loss):
    Resort operations....    $  (9,985)  $ (10,579)     $   16,025   $   18,987
    Real  estate  and
      other.............          (236)      1,721            (652)       7,968
                            ----------  -----------    -----------  -----------
                             $ (10,221)  $  (8,858)     $   15,373   $   26,955
                            ==========  ===========    ===========  ===========


                                                 August 1,       November 1,
                                                   2003            2002
                                               -------------  -------------
                                                      (In thousands)
   Segment assets:
    Resort operations..................         $ 140,130       $ 148,427
    Real estate and other..............            11,996          10,939
    Corporate and other
      nonidentifiable assets...........             6,059           7,234
                                               -------------  -------------
                                                $ 158,185       $ 166,600
                                               =============  =============

     A reconciliation of combined operating income for resort operations and real estate and other to consolidated income (loss) from continuing operations before change in accounting principle is as follows:



                                 Three Months Ended       Nine Months Ended
                               ----------------------   --------------------
                               August 1,    August 2,   August 1,   August 2,
                                 2003         2002        2003        2002
                               ---------    ---------   ---------  ---------
                                                (In thousands)

   Operating income (loss) for
    reportable segments.......  $(10,221)    $ (8,858)   $ 15,373   $ 26,955
   Interest expense...........    (3,063)      (3,572)     (9,523)   (11,645)
   Amortization of deferred
    financing costs...........      (276)        (307)       (839)      (817)
   Gain on early retirement
    of debt...................         -            -         506      2,761
   Minority interest..........         -            -           -        (15)
   Other income (expense).....        17          (81)         43        (39)
                                ---------    ---------   ---------  ---------
   Income (loss) from
    continuing operations
    before change in
    accounting principle .....  $(13,543)    $(12,818)   $  5,560   $ 17,200
                                =========    =========   =========  =========


7.   Northstar Unit 7A Real Estate Sales

     In March 2003, the Company launched the sale of the Unit 7A subdivision at Northstar, which consists of fifteen ski-in/ski-out single family lots. As of September 12, 2003, the Company entered into binding contracts for the sale of thirteen of the lots at an average lot price of approximately $780,000. The Company is continuing efforts to market and sell the remaining two lots within the subdivision. As of September 12, 2003, the Company closed escrow on ___ of the thirteen lots under contract. The remaining ___ lots currently under contract are expected to close escrow prior to the end of 2003, and are subject to normal and customary closing conditions.

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

     The Company's current resorts have invested approximately $54 million (including $8.8 million of equipment acquired through capital leases and other debt) in capital expenditures since October 1999 to upgrade chairlift capacity, expand terrain, improve skier service, enhance retail and food and beverage facilities, increase snowmaking capabilities and to meet sustaining capital requirements, all of which management believes are important in providing a quality guest experience.

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

     The Company sold the Bear Mountain ski resort ("Bear Mountain") on October 10, 2002. The operating results of Bear Mountain have been reflected as discontinued operations in the Company's statements of operations for the three and nine month periods ended August 2, 2002. Summary operating results for Bear Mountain for the three and nine month periods ended August 2, 2002 were as follows:


                                            Three Months       Nine Months
                                              Ended               Ended
                                             August 2,           August 2,
                                               2002                2002
                                           -------------      -------------
                                                    (In thousands)

     Total revenue.................        $      312         $   13,820
     Total expenses................            (1,602)           (11,860)
                                           -------------      -------------
     Total income (loss) from
      discontinued operations......        $   (1,290)        $    1,960
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

     The Lake Tahoe region experienced relatively dry conditions and a lack of natural snowfall through mid-December 2002. Due to its snowmaking system, Northstar opened on schedule. However, Sierra did not open until December 16, 2002 due to its dependence on natural snowfall. During the period from December 14th to the 21st, the region received a number of powerful storms resulting in over six feet of snowfall at Northstar and Sierra. While the storms provided excellent skiing conditions for the Christmas holiday season, the storms caused prolonged power outages prior to Christmas, difficult road conditions and other factors which negatively affected skier visitation on a number of days during mid-December 2002. For the 2001/02 season, the Lake Tahoe region received significantly above average snowfall in the first half of December 2001, which allowed Northstar and Sierra to open 100% of their terrain earlier than usual, and provided favorable conditions going into the Christmas holiday period and the first half of January 2002. During January, February and March 2003, the Lake Tahoe region experienced natural snowfall levels that were substantially below both long-term historical and prior season levels, which negatively impacted customer perception of skiing conditions in Lake Tahoe. Despite these weather challenges, skier visits at Northstar for the 2002/03 season increased by 49,000 visits, or 9%, due to the relative competitive advantage of its snowmaking system and the introduction of new season pass products. Skier visitation at Sierra for the 2002/03 season declined by 66,000 visits, or 16%, due primarily to the delayed opening for the 2002/03 season and skier visit shortfalls in the latter part of January and February 2003 due to the lack of natural snowfall.

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

     Three Months Ended August 1, 2003 Compared to the Three Months Ended August 2, 2002

     Total revenue for the three months ended August 1, 2003 was $3,568,000, a decrease of $2,474,000, or 41%, from the Company's revenues for the three months ended August 2, 2002. Revenues from resort operations for the 2003 period were $3,568,000, an increase of $86,000, or 2%, as compared to the 2002 period. There were no revenues from real estate and other operations for the three months ended August 1, 2003. Five lots within the Unit 7 development at Northstar closed during the 2002 period, which generated revenues of $2,400,000. Timber operations contributed revenues of $160,000 in the 2002 period.

     Cost of sales for resort operations for the three months ended August 1, 2003 were $5,872,000, a decrease of $376,000, or 6%, as compared to the 2002 period, primarily due to labor cost savings initiatives.

     Cost of sales for real estate and timber operations for the three months ended August 1, 2003 were $11,000. Cost of sales for real estate and timber operations for the three months ended August 2, 2002 were $564,000, including
(i) noncash cost of real estate sales of $363,000 related to the close of escrow on five lots within the Unit 7 development, and (ii) timber operations costs of $201,000.

     Depreciation and depletion expense for the three months ended August 1, 2003 was $3,743,000, a decrease of $196,000, or 5%, from the 2002 period. The decline in depreciation and depletion expense was primarily due to certain assets acquired in connection with the Company's resort acquisitions in 1996 and 1997 having become fully depreciated combined with the lack of timber harvesting activity during the 2003 period.

     Selling, general and administrative expense for the three months ended August 1, 2003 were $4,163,000, an increase of $14,000 as compared to the 2002 period. Selling, general and administrative expense for the 2003 and 2002 periods include $225,000 and $184,000, respectively, relating to the Company's real estate segment.

     Operating loss for the three months ended August 1, 2003 was $10,221,000, a decline of $1,363,000 from the 2002 period, primarily as a result of the effect of the $2,400,000 in real estate sales reflected in the 2002 period.

     Interest expense for the three months ended August 1, 2003 totaled $3,063,000, a decrease of $509,000, or 14%, from the Company's interest expense for the three months ended August 2, 2002, as a result of lower average interest rates and reduced borrowing levels.

     As of November 1, 2002, the Company had net operating loss carryforwards of approximately $90,000,000 for federal income tax reporting purposes, which expire between 2012 and 2022. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending October 31, 2003. Accordingly, during the three months ended August 1, 2003, no income tax provision has been provided.

     The Company's net loss for the three months ended August 1, 2003 was $13,543,000, a reduction of $3,765,000 from the net loss of $17,308,000 generated for the three months ended August 2, 2002, primarily as a result of the $1,290,000 loss from discontinued operations of Bear Mountain and the $3,200,000 impairment loss from the disposal of Bear Mountain, partially offset by the $2,400,000 in real estate sales reflected in the 2002 period.

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


                                   Three Months Ended
                                 ---------------------
                                 August 1,    August 2,             Percentage
                                   2003         2002    (Decrease)  (Decrease)
                                 --------     --------   --------    --------
                                           (In thousands)

     Reported Operating
      Income.................  $ (10,221)    $  (8,858)  $ (1,363)       (15)%
     Depreciation and
      Depletion..............      3,743         3,939       (196)        (5)
                               ---------     ---------    -------
     Total EBITDA............     (6,478)       (4,919)    (1,559)       (32)
     Noncash Cost of Real
      Estate Sales...........          -           363       (363)      (100)
                               ---------     ---------    -------
     Total EBITDA (Excluding
      Noncash Cost of Real
      Estate Sales)..........  $  (6,478)    $  (4,556)  $ (1,992)       (42)
                               =========     =========   ========


     Nine Months Ended August 1, 2003 Compared to the Nine Months Ended August 2, 2002

     Total revenue for the nine months ended August 1, 2003 was $101,176,000, a decrease of $15,041,000, or 13%, from the Company's revenues for the nine months ended August 2, 2002. Revenues from resort operations for the 2003 period were $100,514,000, a decrease of $4,228,000, or 4%, as compared to the 2002 period. Revenues from real estate operations for the nine months ended August 1, 2003 were $646,000, due to the close of escrow on the final lot within the Unit 7 development at Northstar. Twenty-five lots within the Unit 7 development closed during the 2002 period, which generated revenues of $11,300,000. Timber operations contributed revenues of $16,000 and $175,000 for the 2003 and 2002 periods, respectively.

     The following table summarizes the sources of the Company's revenues from resort operations for the nine months ended August 1, 2003 and August 2, 2002:

                                 Nine Months Ended
                               ----------------------             Percentage
                               August 1,    August 2,   Increase   Increase
                                 2003         2002     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                        (In thousands)


   Lift Tickets...............  $ 37,514     $ 42,930    $ (5,416)     (13)%
   Season Passes..............    19,168       14,521       4,647       32
   Snow School................     7,517        8,118        (601)      (7)
   Equipment Rental...........     7,849        8,931      (1,082)     (12)
   Retail.....................     4,195        4,408        (213)      (5)
   Food and Beverage..........    14,505       14,972        (467)      (3)
   Other......................     9,766       10,862      (1,096)     (10)
                               ---------    ---------   ---------
   Total Resort Operations
     Revenues.................  $100,514     $104,742    $ (4,228)      (4)
                               =========    =========   =========

     Total skier visits generated by each of the Company's resorts for the nine months ended August 1, 2003 and August 2, 2002 were as follows:

                                 Nine Months Ended
                               ----------------------             Percentage
                               August 1,    August 2,   Increase   Increase
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
                                  =======      =======     =======


     As compared to the nine months ended August 2, 2002, resort operations revenues for Northstar increased by $1,309,000, primarily due to higher skier visits and season pass sales, partially offset by lower revenue per skier visit yields due to changes in the mix of skiers. Revenues for Sierra decreased by $1,866,000 due to reduced skier visits, partially offset by higher revenue per skier visit yields. Revenues for Waterville Valley and Mt. Cranmore increased by $839,000 and $940,000, respectively, due to increases in skier visits. Revenues for Loon Mountain increased by $495,000 due to increased skier visits, partially offset by lower yields due to a greater proportion of season pass visits in the 2003 period. The Summit's revenues decreased by $5,945,000 due primarily to substantially lower visitation.

     Cost of sales for resort operations for the nine months ended August 1, 2003 were $56,566,000, an increase of $298,000, or 1%, as compared to the 2002 period. The increase was primarily the result of normal inflationary factors and higher insurance costs, partially offset by (i) lower snowmaking costs, (ii) reduced United States Forest Service permit fees in the 2003 period, (iii) the effect of higher workers' compensation provisions in the 2002 period for exposures at the Company's Lake Tahoe and Washington resorts, and (iv) lower summer payroll in the 2003 period as a result of cost savings initiatives.

     Cost of sales for real estate and timber operations for the nine months ended August 1, 2003 was $229,000, including noncash cost of real estate sales of $190,000, primarily as a result of the close of escrow on the final lot within the Unit 7 development at Northstar. Cost of sales for real estate and timber operations for the nine months ended August 2, 2002 was $2,737,000, including noncash cost of real estate sales of $2,492,000, primarily as a result of the close of escrow on 25 lots within the Unit 7 development at Northstar.

     Depreciation and depletion expense for the nine months ended August 1, 2003 was $11,477,000, a decrease of $1,029,000, or 8%, from the 2002 period. The decline in depreciation and depletion expense was primarily due to certain assets acquired in connection with the Company's resort acquisitions in 1996 and 1997 having become fully depreciated combined with the lack of timber harvesting activity in the 2003 period.

     Selling, general and administrative expense for the nine months ended August 1, 2003 were $17,531,000, a decrease of $220,000, or 1%, as compared to the 2002 period. Selling, general and administrative expense for the 2003 and 2002 periods include $1,078,000 and $679,000, respectively, relating to the Company's real estate segment. The decrease in selling, general and administrative expenses between the 2003 and 2002 periods was primarily due to a reduction in legal fees of $282,000 as a result of significant activity during the 2002 period for various lawsuits involving Loon Mountain which have been resolved and reduced provisions under incentive compensation arrangements, partially offset by normal inflationary factors and sales launch costs for the Unit 7A development at Northstar.

     Operating income for the nine months ended August 1, 2003 was $15,373,000, a decrease of $11,582,000 from the operating income generated for the 2002 period, primarily as a result of the significant real estate revenues during the 2002 period and lower revenues from resort operations in the 2003 period.

     Interest expense for the nine months ended August 1, 2003 totaled $9,523,000, a decrease of $2,122,000, or 18%, from the Company's interest expense for the nine months ended August 2, 2002, as a result of reduced borrowings and lower average interest rates.

     The Company recognized gains on the early retirement of debt of $506,000 and $2,761,000 for the nine months ended August 1, 2003 and August 2, 2002, respectively, relating to repurchases of $16,000,000 and $29,325,000 aggregate principal amount of its Senior Notes during the 2003 and 2002 periods, respectively.

     As of November 1, 2002, the Company had net operating loss carryforwards of approximately $90,000,000 for federal income tax reporting purposes, which expire between 2012 and 2022. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending October 31, 2003. Accordingly, during the nine months ended August 1, 2003, no income tax provision has been provided.

     The Company's net income for the nine months ended August 1, 2003 was $5,560,000, a reduction of $10,200,000 from the net income of $15,760,000 generated for the nine months ended August 2, 2002. The decline in net income was primarily a result of the $11,300,000 in real estate sales and $2,761,000 gain on the early retirement of debt reflected in the 2002 period, and lower resort operations revenues in the 2003 period.

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



                                   Nine Months Ended
                                 ---------------------
                                 August 1,    August 2,             Percentage
                                   2003         2002    (Decrease)  (Decrease)
                                 --------     --------   --------    --------
                                         (In thousands)

     Reported Operating
      Income.................  $  15,373     $  26,955    $(11,582)       (43)%
     Depreciation and
      Depletion..............     11,477        12,506      (1,029)        (8)
                               ---------     ---------    --------
     Total EBITDA............     26,850        39,461     (12,611)       (32)
     Noncash Cost of Real
      Estate Sales...........        190         2,492      (2,302)       (92)
                               ---------     ---------    --------
     Total EBITDA (Excluding
      Noncash Cost of Real
      Estate Sales)..........  $  27,040     $  41,953    $(14,913)       (36)
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

     The Senior Credit Facility provides a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with outstanding borrowings as of August 1, 2003 of $22,000,000. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The draw period under the Term Facility has expired. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005. Borrowings under the Senior Credit Facility are secured by (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and
(b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

     The Senior Credit Facility contains financial covenants relating to the maintenance of (a) minimum consolidated resort EBITDA (resort earnings before interest, taxes, depreciation and amortization, adjusted for certain items specified in the Senior Credit Facility) measured quarterly on a rolling four quarter basis ("Minimum Resort EBITDA"), (b) a minimum ratio of (y) consolidated EBITDA (earnings before interest, taxes, depreciation, depletion, amortization and noncash cost of real estate sales, adjusted for certain items specified in the Senior Credit Facility), less $5,000,000, less cash income taxes actually paid during the period to (z) consolidated debt service (the sum of interest, cash payments of principal made in respect of capitalized lease obligations and mandatory reductions under the Term Facility) measured quarterly on a rolling four quarter basis (the "Leverage Ratio"), and (c) a maximum adjusted consolidated leverage ratio (the ratio of secured indebtedness of the Company and its subsidiaries (with certain exceptions specified in the Senior Credit Facility) to the sum of the Company's consolidated net worth, as adjusted pursuant to the Senior Credit Facility and the aggregate principal amount of outstanding Senior Notes ("Adjusted Leverage Ratio").

     On June 13, 2003, the Company obtained an amendment and waiver (the "Amendment and Waiver") from the lenders under the Senior Credit Facility, which modified the financial covenants under the Senior Credit Facility. After giving effect to the Amendment and Waiver, the Company is required to have a Minimum Resort EBITDA of (i) $19,000,000 during each rolling four quarter period through January 30, 2004, (ii) $23,500,000 during each rolling four quarter period from January 31, 2004 through January 28, 2005 and (iii) $26,500,000 during each rolling four quarter period from January 29, 2005 and thereafter. It is also required to maintain (a) a minimum Leverage Ratio of (i) .75 to 1 from May 3, 2003 through August 1, 2003, (ii) 1 to 1 from August 2, 2003 through October 31, 2003, (iii) 1.1 to 1 from November 1, 2003 through January 30, 2004, (iv) 1.2 to 1 from January 31, 2004 through January 28, 2005 and (v) 1.3 to 1 thereafter and
(b) a maximum  Adjusted  Leverage  Ratio of (i) .55 to 1 through August 1, 2003,
(ii) .65 to 1 from August 2, 2003 through October 31, 2003, (iii) .55 to 1 from November 1, 2003 through October 29, 2004, (ii) .50 to 1 from October 30, 2004 through October 28, 2005 and (iii) .45 to 1 thereafter under the Senior Credit Facility.

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

     For purposes of calculating interest, loans under the Senior Credit Facility can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) the Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit Facility) for loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility bore interest at an annual rate of 5.10% as of August 1, 2003 pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility bore interest at a weighted average annual rate of 5.11% as of August 1, 2003 pursuant to elections under both the base rate and LIBOR rate options.

     Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's Senior Notes. Borrowings under the Term Facility were used to repurchase the Company's Senior Notes, together with accrued and unpaid interest thereon. As of August 1, 2003, outstanding borrowings under the Revolving Credit Facility and Term Facility were $17,800,000 and $22,000,000, respectively.

     The Company had a net working capital deficit of $44,653,000 as of August 1, 2003 (including $17,800,000 in outstanding borrowings under the Revolving Credit Facility), which will negatively affect liquidity in future periods. The Company's net working capital deficit as of August 1, 2003 was due in part to unearned revenue and deposits from resort operations of $5,842,000 for season pass and membership product sales, lodging deposits and other prepaid products, as well as real estate deposits of $5,610,000.

     The Company generated cash from operating activities of $9,135,000 for the nine months ended August 1, 2003 as compared to $28,848,000 for the nine months ended August 2, 2002. The decrease in operating cash flows, which was primarily due to reduced revenues and operating income in the 2003 period, timing differences in accounts payable and accrued liabilities and the effect of the divestiture of Bear Mountain on operating cash flows, will negatively affect liquidity in future periods.

     Cash used in investing activities totaled $5,422,000 and $7,318,000 for the nine months ended August 1, 2003 and August 2, 2002, respectively. The results for the 2003 and 2002 periods primarily reflect capital expenditures for the purchase of property and equipment and real estate held for development and sale.

     Cash used in financing activities totaled $3,662,000 for the nine months ended August 1, 2003, which reflects net borrowings under the Revolving Credit Facility of $16,555,000, scheduled payments of long-term debt of $4,952,000 and the repurchase of $16,000,000 aggregate principal amount of the Company's Senior Notes for $15,080,000. Cash used in financing activities totaled $21,275,000 for the nine months ended August 2, 2002, which reflects net repayments under the Revolving Credit Facility of $15,098,000, and scheduled repayments of long-term debt and preferred stock of $2,397,000 and $1,151,000, respectfully. Additionally, financing activities for the 2002 period reflect borrowings of $25,000,000 under the Term Facility, which together with available cash resources, were used to repurchase $29,325,000 aggregate principal amount of Senior Notes for $25,588,000.

     The Company's capital expenditures for property and equipment during the nine months ended August 1, 2003 were $4,840,000 (including $682,000 of equipment acquired through capital leases), and consisted primarily of the remaining portion of the Company's 2002 capital programs, acquisitions of grooming equipment and the initial stages of the Company's 2003 capital programs. In response to the Company's recent operating performance, the Company has reduced planned capital expenditures for fiscal year 2003 resort capital programs to a current range from $5,000,000 to $6,000,000. Capital expenditures for real estate development projects in fiscal year 2003 are estimated to be approximately $4,000,000. The Company plans to fund future capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and/or borrowings under the Revolving Credit Facility. Commitments for future capital expenditures were approximately $3,000,000 at August 1, 2003.

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

     In March 2003, the Company launched the sale of the Unit 7A subdivision at Northstar, which consists of fifteen ski-in/ski-out single family lots. As of September 12, 2003, the Company entered into binding contracts for the sale of thirteen of the lots at an average lot price of approximately $780,000. The Company is continuing efforts to market and sell the remaining two lots within the subdivision. As of September 12, 2003, the Company closed escrow on ____ of the thirteen lots under contract. The remaining ___ lots currently under contract are expected to close escrow prior to the end of 2003, and are subject to normal and customary closing conditions.

     The Company's significant contractual obligations include long-term debt (including capital lease obligations), other long-term liabilities and operating leases. As of August 1, 2003, the Company's scheduled maturities of long-term debt, other long-term liabilities and operating lease commitments for the periods indicated were as follows:

              Three Months
              Ending            Year Ending October
              October   ----------------------------------
              2003       2004    2005     2006     2007   Thereafter    Total
              ------    ------  ------   ------   ------  ----------   ------
Long-term
 Debt         $ 1,000 $ 6,327 $ 18,020 $     99  $  80,196 $       -  $105,642
              ======= ======= ======== ========  ========= =========  ========
Other
 Long-term
 Liabilities  $    28 $    31 $    214 $     75  $      75 $     333  $    756
              ======= ======= ======== ========  ========= =========  ========
Operating
 Leases       $   135 $ 1,159 $    937 $    392  $     110 $   2,120  $  4,853
              ======= ======= ======== ========  ========= =========  ========


     In connection with certain single family real estate development projects at Northstar, self-insured workers' compensation arrangements for the Summit and certain other aspects of its operations, the Company has arranged for surety bonds from third-party surety bonding companies or letters of credit from financial institutions. The aggregate amount of surety bonds and letters of credit in place at August 1, 2003 were approximately $4,500,000 and $600,000, respectively.

     The Company's liquidity has been and will continue to be significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes are limited. In addition, the Company's high level of debt may increase its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. During the nine months ended August 1, 2003, the Company experienced a significant decline in its operating performance, which will negatively affect liquidity in future periods. In response, the Company has reduced its planned level of resort capital expenditures to a current range of $5,000,000 to $6,000,000. Additionally, the Company is undertaking cost-cutting initiatives in an effort to improve its financial performance in future periods. Any further significant decline in the Company's expected operating performance could have a material adverse effect on the Company's ability to service its debt and make required capital expenditures.

     In addition, the Senior Credit Facility and the Indenture governing the Company's Senior Notes each contain covenants that, among other things, significantly limit the Company's ability to obtain additional sources of capital and may affect the Company's liquidity. These covenants restrict the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any other person, or transfer all or substantially all of the assets of the Company. Further, upon the occurrence of a Change of Control (as defined in the Indenture for the Senior Notes), the Company may be required to repurchase the Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer. The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. On June 13, 2003, the Company obtained an amendment from the lenders under the Senior Credit Facility modifying these covenants prospectively and a waiver of defaults that had arisen as a result of the Company's operating performance through May 2, 2003. The Company was in compliance with the covenants under the Senior Credit Facility as of August 1, 2003. The Company's ability to meet these financial covenants in the future may be affected by events beyond its control, and there can be no assurance that the Company will meet those covenants.

     As of August 1, 2003, the Company had $105,642,000 of total long-term debt outstanding. The Company expects that existing cash, cash generated from operations and cash proceeds of planned real estate sales at Northstar, together with borrowing availability, will be adequate to fund the Company's debt service and other cash operating requirements over the next twelve months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

     Any decline in the Company's expected operating performance or the inability of management to successfully implement the Company's business strategy could have a material adverse effect on the Company's financial position and liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell other assets or obtain additional financing. No assurance can be given of the Company's ability to do so or pursuant to satisfactory terms. In addition, the Company would require additional financing for expansion of its existing properties or for future acquisitions, if any. No assurances can be given that any such financing would be available on commercially reasonable terms. See "Forward-Looking Statements" herein.

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

     Revenue Recognition for Real Estate Sales - Sales and profits on real estate sales are recognized using the full accrual method at the point that the Company's receivables from land sales are deemed collectible and the Company has no significant remaining obligations for construction or development, which typically occurs upon transfer of title. If such conditions are not met, the recognition of all or part of the sales and profit is postponed. The Company evaluates contractual agreements and the underlying facts and circumstances relating to its real estate transactions, including the involvement of related parties, to determine the appropriate revenue recognition treatment of such transactions in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," and related pronouncements.

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

Seasonality

     The business of the Company is seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company's results of operations are, in turn, significantly dependent on favorable weather conditions and other factors beyond the Company's control.

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

Forward-Looking Statements

     Except for historical matters, the matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The reader can identify these statements by forward-looking words such as "may," "will," "expect," "plan," "intend," "anticipate," "believe," "estimate," and "continue" or similar words. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect the Company's business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:

     o    Uncertainty as to future financial results,
     o    The substantial leverage and liquidity constraints of the Company,
     o    Significant   operating   restrictions   under  the   Company's   debt
          agreements,
     o    The capital  intensive  nature of  development  of the  Company's  ski resorts,
     o Uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements,
     o Uncertainties regarding the timing and success of our real estate development projects and their ultimate impact on our operating results, o Demand for and costs associated with real estate development,
     o The discretionary nature of consumers' spending for skiing and resort real estate,
     o    Regional and national economic conditions,
     o    Weather conditions,
     o Negative demand for our services and products resulting from potential terrorism threats,
     o    Availability and cost of commercial air service,
     o    The threat, commencement or continuation of wars,
     o Availability and terms of insurance coverage, as well as increases in the cost of insurance coverage,
     o    Natural disasters (such as earthquakes and floods),
     o    Competition and pricing pressures,
     o Governmental regulation and litigation and other risks associated with expansion and development,
     o    The adequacy of the water supplies at each of the Company's resorts,
     o Availability of adequate energy supplies for the operation of the Company's resorts, including snowmaking operations, and volatility in the prices charged for energy and fuel,
     o The occupancy of leased property and property used pursuant to the United States Forest Service permits, and
     o Other factors identified under "- Risk Factors" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended November 1, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the nine months ended August 1, 2003, there have been no material changes in information relating to market risk from the Company's disclosure in
Item 7a. of the Company's Annual Report on Form 10-K for the year ended November 1, 2002 as filed with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES

     a) The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (the "Evaluation") as of the end of the period covered by this Report. Based upon the Evaluation, the Company's Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported as and when required. In addition, they concluded that there were no significant deficiencies or material weaknesses in the design or operation of internal controls which could significantly affect the Company's ability to record, process, summarize and report financial information. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     b) There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended August 1, 2003 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     In connection with the Company's acquisition of Loon Mountain Recreation Corporation ("LMRC") in 1998, certain shareholders of LMRC filed several lawsuits challenging the transaction and seeking to exercise dissenters' rights under the New Hampshire Business Corporation Act. Each of these lawsuits has been decided or otherwise resolved in favor of the Company, LMRC and its former directors, resulting in no further liability or obligation relating to the transaction for LMRC, its former directors or the Company and its affiliates. The New Hampshire Superior Court has awarded attorneys fees to the defendants in certain of these cases in the amount of $972,000 (with $420,000 for LMRC and the Company and $552,000 for the insurer that funded certain costs of defending the former LMRC directors), although the amount of such award remains subject to appeal and the likelihood or timing of collection of such amount is uncertain.

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

     On November 13, 2001, the Company filed a lawsuit against ASU International LLC, Essex Insurance Company and Certain Underwriters, Lloyd's London (collectively, the "Insurers") in Superior Court in Massachusetts. The Company had placed with the Insurers weather/income stabilization coverage for the 2000/01 ski season for certain of its resorts. During the applicable period of the policies, the Company incurred losses at two of its resorts which the Company believes were covered under the terms of such policies. The Company believed that it complied with its obligations under the policies and properly reported and made claims in accordance with the policies for losses aggregating in excess of $1,500,000. In response to the Insurers' failure to properly process the Company's claims, the Company sought recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices.

     Partial resolution of the claims was reached and a payment of $700,000 was made by the Insurers in April 2002. Full and final settlement of this lawsuit was reached on July 25, 2003 upon receipt from the Insurers of an additional payment of $683,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

     a.   Exhibits

     Exhibit No.         Description of Exhibit
     -----------         ----------------------

     31.1 Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to Securities and Exchange Commission ("SEC") Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2                Certification  of Christopher  P. Ryman,  President and
                         Chief Operating Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.3 Certification of Elizabeth J. Cole, Executive Vice Presisdent and Chief Financial Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

     32.3 Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended August 1, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BOOTH CREEK SKI HOLDINGS, INC.
                                           (Registrant)


                                   By:/s/ ELIZABETH J. COLE
                                   ---------------------------------------------
                                          Elizabeth J. Cole
                                    Executive Vice President and
                                      Chief Financial Officer
                                    (Principal Financial Officer)


                                   By:/s/ BRIAN J. POPE
                                   ---------------------------------------------
                                          Brian J. Pope
                                   Vice President of Accounting and Finance
                                    (Principal Accounting Officer)



September 12, 2003

                                                                    Exhibit 31.1

                                  CERTIFICATION


I, George N. Gillett, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Booth Creek Ski Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

September 12, 2003


                                        By:/s/ GEORGE N. GILLETT, JR.
                                        ----------------------------------------
                                               George N. Gillett, Jr.
                                              Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION


I, Christopher P. Ryman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Booth Creek Ski Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

September 12, 2003


                                        By:/s/ CHRISTOPHER P. RYMAN
                                        ----------------------------------------
                                               Christopher P. Ryman
                                          President and Chief Operating Officer

                                                                    Exhibit 31.3

                                  CERTIFICATION


I, Elizabeth J.Cole, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Booth Creek Ski Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

September 12, 2003


                                        By:/s/ ELIZABETH J. COLE
                                        ----------------------------------------
                                               Elizabeth J. Cole
                                          Executive Vice President and
                                           Chief Financial Officer

                                                                    Exhibit 32.1


                                  CERTIFICATION


     In connection with the Quarterly Report of Booth Creek Ski Holdings, Inc. (the "Company") on Form 10-Q for the period ended August 1, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, as the Chief Executive Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     1.   The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 12, 2003


                                        By:/s/ GEORGE N. GILLETT, JR.
                                        ----------------------------------------
                                               George N. Gillett, Jr.
                                              Chief Executive Officer

                                                                    Exhibit 32.2


                                  CERTIFICATION


     In connection with the Quarterly Report of Booth Creek Ski Holdings, Inc. (the "Company") on Form 10-Q for the period ended August 1, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, as the President and Chief Operating Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     1.   The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 12, 2003


                                        By:/s/ CHRISTOPHER P. RYMAN
                                        ----------------------------------------
                                               Christopher P. Ryman
                                          President and Chief Operating Officer

                                                                    Exhibit 32.3


                                  CERTIFICATION


     In connection with the Quarterly Report of Booth Creek Ski Holdings, Inc. (the "Company") on Form 10-Q for the period ended August 1, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, as the Executive Vice President and Chief Financial Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     1.   The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 12, 2003


                                        By:/s/ ELIZABETH J. COLE
                                        ----------------------------------------
                                               Elizabeth J. Cole
                                          Executive Vice President and
                                           Chief Financial Officer