Form 10-Q/A
period 2003-08-01
BOOTH CREEK SKI HOLDINGS INC
filed 2003-09-15
CIK 1037253

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                          FORM 10-Q/A - Amendment No. 1

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

     This Amended Form 10-Q amends the Quarterly Report on Form 10-Q for the quarter ended August 1, 2003 initially filed on September 12, 2003. This Amendment is being filed to replace the Form 10-Q in its entirety. As a result of an upgrade to the EDGAR filing software used by the Company, a draft version of the Form 10-Q was inadvertently filed and, accordingly, should be disregarded.
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
                               =========   =========      =========   =========

                            See accompanying notes.
                                        2

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Nine Months Ended
                                                -------------------------------
                                                  August 1,           August 2,
                                                    2003                2002
                                                -------------     -------------
                                                          (Unaudited)

Cash flows from operating activities:
Net income.....................................   $   5,560         $   15,760
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion..................      11,477             13,851
   Noncash cost of real estate sales ..........         190              2,492
   Amortization of deferred financing costs ...         839                817
   Gain on early retirement of debt............        (506)            (2,761)
   Minority interest...........................           -                 15
   Impairment loss from disposal of Bear
    Mountain resort............................           -              3,200
   Change in accounting principle for goodwill.           -                200
   Changes in operating assets and liabilities:
    Accounts receivable .......................          12                588
    Insurance proceeds receivable..............         800                700
    Inventories ...............................         601                561
    Prepaid expenses and other current assets..         422                437
    Accounts payable and accrued liabilities...     (10,260)            (7,012)
                                                 -------------     -------------
Net cash provided by operating activities......       9,135             28,848

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (4,158)            (6,637)
Capital expenditures for real estate
 held for development and sale ................      (1,254)              (904)
Other assets ..................................         (10)               223
                                                -------------     -------------
Net cash used in investing activities .........      (5,422)            (7,318)

Cash flows from financing activities:
Borrowings under revolving credit facility ....      49,350             11,265
Repayments under revolving credit facility ....     (32,795)           (26,363)
Proceeds of long-term debt.....................           -             25,000
Principal payments of long-term debt ..........     (20,032)           (27,985)
Deferred financing costs ......................        (185)            (2,041)
Purchase of preferred stock of subsidiary
 and payment of dividends .....................           -             (1,151)
                                                -------------     -------------
Net cash used in financing activities .........      (3,662)           (21,275)
                                                -------------     -------------
Increase in cash...............................          51                255

Cash at beginning of period ...................         664                458
                                                -------------     -------------
Cash at end of period ......................... $       715        $       713
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

                       BOOTH CREEK SKI HOLDINGS, INC.

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

          Use of Proceeds - Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's 12.5% senior notes due March 15, 2007 (the "Senior Notes"). Initial borrowings of $25,000,000 under the Term Facility were used to repurchase Senior Notes, together with accrued and unpaid interest thereon. As of August 1, 2003, outstanding borrowings under the Revolving Credit Facility and Term Facility were $17,800,000 and $22,000,000, respectively.

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

                       BOOTH CREEK SKI HOLDINGS, INC.

6.   Business Segments

     The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:

                               Three Months Ended         Nine Months Ended
                            -----------------------    -----------------------
                             August 1,   August 2,       August 1,   August 2,
                               2003        2002            2003        2002
                            ----------  -----------    -----------  ----------
                                             (In thousands)
   Revenue:
    Resort operations....    $   3,568   $   3,482      $  100,514   $  104,742
    Real  estate  and
      other..............            -       2,560             662       11,475
                            ----------  -----------    -----------  -----------
                             $   3,568   $   6,042      $  101,176   $  116,217
                            ==========  ===========    ===========  ===========

   Operating income (loss):
    Resort operations....    $  (9,985)  $ (10,579)     $   16,025   $   18,987
    Real  estate  and
      other..............         (236)      1,721            (652)       7,968
                            ----------  -----------    -----------  -----------
                             $ (10,221)  $  (8,858)     $   15,373   $   26,955
                            ==========  ===========    ===========  ===========


                                                 August 1,       November 1,
                                                   2003            2002
                                               -------------  -------------
                                                      (In thousands)
   Segment assets:
    Resort operations..................         $ 140,130       $ 148,427
    Real estate and other..............            11,996          10,939
    Corporate and other
      nonidentifiable assets...........             6,059           7,234
                                               -------------  -------------
                                                $ 158,185       $ 166,600
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
                                =========    =========   =========  =========


7.   Northstar Unit 7A Real Estate Sales

     In March 2003, the Company launched the sale of the Unit 7A subdivision at Northstar, which consists of fifteen ski-in/ski-out single family lots. As of September 12, 2003, the Company entered into binding contracts for the sale of thirteen of the lots at an average lot price of approximately $780,000. The Company is continuing efforts to market and sell the remaining two lots within the subdivision. As of September 12, 2003, the Company closed escrow on ten of the thirteen lots under contract. The remaining three lots currently under contract are expected to close escrow prior to the end of 2003, and are subject to normal and customary closing conditions.

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

     Cost of sales for real estate and timber operations for the three months ended August 1, 2003 was $11,000. Cost of sales for real estate and timber operations for the three months ended August 2, 2002 was $564,000, including (i) noncash cost of real estate sales of $363,000 related to the close of escrow on five lots within the Unit 7 development, and (ii) timber operations costs of $201,000.

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

     Operating loss for the three months ended August 1, 2003 was $10,221,000, an increase of $1,363,000 from the 2002 period, primarily as a result of the effect of the $2,400,000 in real estate sales reflected in the 2002 period.

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


                                   Three Months Ended
                                 ---------------------
                                 August 1,    August 2,             Percentage
                                   2003         2002    (Decrease)  (Decrease)
                                 --------     --------   --------    --------
                                           (In thousands)

     Reported Operating
      Loss...................  $ (10,221)    $  (8,858)  $ (1,363)       (15)%
     Depreciation and
      Depletion..............      3,743         3,939       (196)        (5)
                               ---------     ---------    -------
     Total EBITDA............     (6,478)       (4,919)    (1,559)       (32)
     Noncash Cost of Real
      Estate Sales...........          -           363       (363)      (100)
                               ---------     ---------    -------
     Total EBITDA (Excluding
      Noncash Cost of Real
      Estate Sales)..........  $  (6,478)    $  (4,556)  $ (1,922)       (42)
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
                               =========    =========   =========

     Total skier visits generated by each of the Company's resorts for the nine months ended August 1, 2003 and August 2, 2002 were as follows:

                                 Nine Months Ended
                               ----------------------             Percentage
                               August 1,    August 2,   Increase   Increase
                                 2003         2003     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                          (In thousands)


   Northstar..................       570          521          49        9%
   Sierra.....................       353          419         (66)     (16)
   Waterville Valley..........       223          205          18        9
   Mt. Cranmore...............       119           96          23       24
   Loon Mountain..............       359          301          58       19
   The Summit.................       329          612        (283)     (46)
                                  -------      -------     -------
                                   1,953        2,154        (201)      (9)
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

     Cost of sales for resort operations for the nine months ended August 1, 2003 was $56,566,000, an increase of $298,000, or 1%, as compared to the 2002 period. The increase was primarily the result of normal inflationary factors and higher insurance costs, partially offset by (i) lower snowmaking costs, (ii) reduced United States Forest Service permit fees in the 2003 period, (iii) the effect of higher workers' compensation provisions in the 2002 period for exposures at the Company's Lake Tahoe and Washington resorts, and (iv) lower summer payroll in the 2003 period as a result of cost savings initiatives.

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

     Selling, general and administrative expense for the nine months ended August 1, 2003 was $17,531,000, a decrease of $220,000, or 1%, as compared to the 2002 period. Selling, general and administrative expense for the 2003 and 2002 periods include expenses of $1,078,000 and $679,000, respectively, relating to the Company's real estate segment. The decrease in selling, general and administrative expenses between the 2003 and 2002 periods was primarily due to a reduction in legal fees of $282,000 as a result of significant activity during the 2002 period for various lawsuits involving Loon Mountain which have been resolved and reduced provisions under incentive compensation arrangements, partially offset by normal inflationary factors and sales launch costs for the Unit 7A development at Northstar.

     Operating income for the nine months ended August 1, 2003 was $15,373,000, a decrease of $11,582,000 from the operating income generated for the 2002 period, primarily as a result of the significant real estate revenues generated during the 2002 period and lower revenues from resort operations in the 2003 period.

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

     Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's Senior Notes. Initial borrowings of $25,000,000 under the Term Facility were used to repurchase the Company's Senior Notes, together with accrued and unpaid interest thereon. As of August 1, 2003, outstanding borrowings under the Revolving Credit Facility and Term Facility were $17,800,000 and $22,000,000, respectively.

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

     In March 2003, the Company launched the sale of the Unit 7A subdivision at Northstar, which consists of fifteen ski-in/ski-out single family lots. As of September 12, 2003, the Company entered into binding contracts for the sale of thirteen of the lots at an average lot price of approximately $780,000. The Company is continuing efforts to market and sell the remaining two lots within the subdivision. As of September 12, 2003, the Company closed escrow on ten of the thirteen lots under contract. The remaining three lots currently under contract are expected to close escrow prior to the end of 2003, and are subject to normal and customary closing conditions.

     After consideration for the receipt of funds from the close of escrow for the ten Unit 7A lot sales, the outstanding borrowings on the Company's Revolving Credit Facility as of September 12, 2003 were $12,000,000.

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

Forward-Looking Statements

     Except for historical matters, the matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The reader can identify these statements by forward-looking words such as "may," "will," "expect," "plan," "intend," "anticipate," "believe," "estimate," and "continue" or similar words. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect the Company's business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:

     o    Uncertainty as to future financial results,
     o    The substantial leverage and liquidity constraints of the Company,
     o    Significant   operating   restrictions   under  the   Company's   debt
          agreements,
     o The capital intensive nature of development of the Company's ski resorts,
     o Uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements,
     o Uncertainties regarding the timing and success of our real estate development projects and their ultimate impact on our operating results,
     o    Demand for and costs associated with real estate development,
     o The discretionary nature of consumers' spending for skiing and resort real estate,
     o    Regional and national economic conditions,
     o    Weather conditions,
     o Negative demand for our services and products resulting from potential terrorism threats,
     o    Availability and cost of commercial air service,
     o    The threat, commencement or continuation of wars,
     o Availability and terms of insurance coverage, as well as increases in the cost of insurance coverage,
     o    Natural disasters (such as earthquakes and floods),
     o    Competition and pricing pressures,
     o Governmental regulation and litigation and other risks associated with expansion and development,
     o    The adequacy of the water supplies at each of the Company's resorts,
     o Availability of adequate energy supplies for the operation of the Company's resorts, including snowmaking operations, and volatility in the prices charged for energy and fuel,
     o The occupancy of leased property and property used pursuant to the Forest Service permits, and
     o Other factors identified under "- Risk Factors" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended November 1, 2002.

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

     31.3 Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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



September 15, 2003