Form 10-K
period 2003-10-31
BOOTH CREEK SKI HOLDINGS INC
filed 2004-01-28
CIK 1037253

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K

 (Mark One)
     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: October 31, 2003

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

                                     None.
                               ------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X]

   As of December 31, 2003, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares. There is no trading market for the registrant's Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5 of this Report.
===============================================================================

                               TABLE OF CONTENTS




Item                                                                Page Number
                                                                    -----------
                                     PART I


 1.  Business.....................................................       1


 2.  Properties...................................................      15


 3.  Legal Proceedings............................................      15


 4.  Submission of Matters to a Vote of Security
     Holders......................................................      16


                                    PART II


 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters..........................................      17


 6.  Selected Financial Data......................................      17


 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..........................      20


7a.  Quantitative and Qualitative Disclosures About
     Market Risk..................................................      39


 8.  Financial Statements and Supplementary Data..................      39


 9.  Changes In and Disagreements With Accountants on
     Accounting and Financial Disclosure..........................      39


9a.  Controls and Procedures......................................      39

                                    PART III


10.  Directors and Executive Officers of the Registrant...........      41


11.  Executive Compensation.......................................      44


12.  Security Ownership of Certain Beneficial Owners
     and Management...............................................      49


13.  Certain Relationships and Related Transactions...............      53


14.  Principal Accounting Fees and Services.......................      56


                                    PART IV


15.  Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K..........................................      57


     Signatures...................................................      63


     Index of Financial Statements................................     F-1

                                     PART I

Item 1. Business

Overview

     As used in this  Report,  the  "Company" or "Booth  Creek"  refers to Booth
Creek Ski Holdings, Inc. and its subsidiaries, unless the context otherwise requires. The Company is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent"). The Company currently owns and operates six ski resort complexes encompassing nine separate resorts, including the Northstar-at-Tahoe ("Northstar") and Sierra-at-Tahoe ("Sierra") ski resorts in the Lake Tahoe region of Northern California, the Waterville Valley ("Waterville Valley"), Mount Cranmore ("Mt. Cranmore") and Loon Mountain ("Loon Mountain") ski resorts in the White Mountains of New Hampshire and the Summit at Snoqualmie (the "Summit") ski resort complex, which consists of four separate resorts, in the Cascade Mountains of Northwest Washington. The Company divested the Bear Mountain ski resort ("Bear Mountain") in Southern California on October 10, 2002.

     The Company is the fourth largest ski resort operator in North America based on approximately 2.0 million skier visits recorded during the 2002/03 ski season at its resorts. The Company primarily operates regional ski resorts which attract the majority of their guests from within a 200 mile driving radius of each resort. The Company's resort properties are located near major skiing populations, including three of the five largest regional ski markets in the United States: San Francisco/Sacramento, Boston and Seattle/Tacoma. The Company's properties offer approximately 6,501 acres of skiable terrain, 353 trails, 87 lifts (including 14 high-speed lifts and two gondolas) and on-mountain capacity to accommodate approximately 45,000 guests daily. For the fiscal year ended October 31, 2003, the Company generated revenues of $115.0 million and operating income of $7.8 million, and incurred a net loss of $5.4 million. For the fiscal year ended November 1, 2002, the Company generated revenues of $120.5 million and operating income of $14.8 million, and incurred a net loss of $1.9 million. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion and analysis of the Company's financial condition and results of operations.

     The Company's resorts seek to differentiate themselves in their respective markets by selectively upgrading on-mountain facilities and guest services, employing targeted marketing strategies and offering extensive skier development programs, all of which create a competitively-priced, high-quality guest experience. The Company's current resorts have collectively invested approximately $56.7 million (including $9.0 million of equipment acquired through capital leases and other debt) in capital expenditures during the last four fiscal years, including the addition of high-speed chairlifts, additional snowmaking capabilities, improved trail grooming equipment, and enhanced on-mountain skier service, retail and food service amenities. The Company believes its existing resort infrastructure is reasonably well maintained. The Company uses targeted advertising, database marketing and strategic marketing alliances to enhance the image of its resorts and increase regional market share. The Company also offers extensive development programs to improve the technical skill level of all types of skiers, which management believes is important to expand the total skier population and increase skier visitation frequency.

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

Industry

     There are approximately 490 ski areas in the United States which, during the 2002/03 ski season, generated approximately 57.6 million visits days. A "skier visit" represents one skier or snowboarder visiting one ski resort for one day, including skiers and snowboarders using complimentary tickets and season passes. Calculation of skier visits requires an estimate of visits by season passholders. Although different ski resort operators may use different methodologies for making such estimates, management believes that any resulting differences in total skier visits are immaterial. Ski areas in the United States range from small ski resort operators, which primarily cater to day skiers and regional overnight skiers from nearby population centers, to larger resorts, which given the scope of their operations and their accessibility, are able to attract skiers and snowboarders from their regional ski markets as well as destination resort guests who are seeking a comprehensive vacation experience. While regional ski market skiers tend to focus primarily on lift ticket prices and round-trip travel time, destination travelers tend to be heavily influenced by the number of amenities and activities offered as well as the perceived overall quality of the vacation experience. The table below summarizes skier visit information for each region of the United States from the 1998/99 ski season through the 2002/03 ski season.

                United States Ski Industry Regions and Skier Days
                                 (In thousands)

                                                  Rocky  Pacific  Lake
        Season        Northeast Southeast Midwest  Mtns    West   Tahoe   Total
--------------------- --------- --------- ------- ------ -------  -----  ------
1998/99..............  12,299     4,261    6,005  18,440  6,702   4,382  52,089
1999/00..............  12,025     5,191    6,422  18,109  6,560   3,891  52,198
2000/01..............  13,697     5,458    7,580  19,324  7,355   3,923  57,337
2001/02..............  12,188     4,994    6,980  18,123  8,098   4,028  54,411
2002/03..............  13,991     5,833    8,129  18,728  6,862   4,051  57,594
Five year average....  12,840     5,147    7,023  18,545  7,116   4,055  54,726


Northeast: CT, MA, ME, NH, NY, VT, RI
Southeast: AL, GA, KY, MD, NC, NJ, PA, TN, VA, WV
Midwest: IA, IL, IN, MI, MN, MO, ND, NE, OH, SD, WI
Rocky Mtns: CO, ID, MT, NM, UT, WY
Pacific West: AK, AZ, CA (excluding Lake Tahoe Region), NV, OR, WA
Source: 2002/03 Kottke National End of Season Survey

     Over the last twenty years, the ski resort industry has experienced a period of consolidation. The number of United States ski areas has declined from 735 in 1984 to 490 in 2003. The number of ski areas may decline further, as many mountain resorts lack the infrastructure and capital and management resources to effectively compete in this multi-dimensional and service-intensive industry. Of the 490 ski areas, the 2002/03 Kottke National End of Season Survey estimates that the average resort recorded approximately 118,000 skier visits. All of the Company's resorts, except Mt. Cranmore, typically record more than 200,000 annual skier visits. The trend among leading resorts is toward investing in improving technology and infrastructure, including high-speed lifts, attractive facilities and extensive snowmaking capabilities to deliver a more consistent, quality experience. During the last four fiscal years, the Company has invested approximately $56.7 million in capital expenditures at its current resorts to improve their competitive position and to meet sustaining capital requirements. Management believes the need for increased investment in resorts in general has required a greater access to capital and has enhanced the position of resorts owned by larger, better capitalized owners. Despite the recent consolidation in the ski industry, the industry remains fragmented, with no one resort accounting for more than 3%, and no one resort operator accounting for more than 10%, of the United States' approximately 57.6 million skier visits during the 2002/03 ski season. The four largest ski resort companies, including the Company, accounted for approximately 28% of all United States skier visits recorded during the 2002/03 ski season.

     The Lake Tahoe region has averaged approximately 4.1 million annual skier visits over the last five years. Management estimates that approximately 70% to 75% of the skiers visiting Lake Tahoe resorts during the 2002/03 ski season were from the San Francisco/San Jose, Sacramento and Central California Valley metropolitan areas and the Lake Tahoe region. Other guests were principally from Southern California and states with large ski populations, such as Texas, Illinois and Florida.

     The Northeast market (including New York) has averaged approximately 12.8 million annual skier visits over the last five years. The Northeast market consists of a significant percentage of day or weekend skiers due to the relatively short driving radius to major metropolitan areas. While the Northeast does not draw significant numbers of vacationing skiers from the Western regions of the United States, it does compete with the Rocky Mountains and Pacific West areas for Eastern vacationing skiers. The region's major ski areas and resorts are concentrated in the mountainous areas of New England and Eastern New York, and management believes that the bulk of skiers come from the population centers located in Eastern Massachusetts, Southern New Hampshire, Connecticut, Eastern New York, New Jersey and the Philadelphia area.

     The Pacific West market has averaged approximately 7.1 million skier visits over the last five years. Management estimates that the vast majority of the skier visits recorded at Washington state resorts during the 2002/03 ski season were attributable to residents of the Seattle/Tacoma metropolitan area. Other guests were primarily from other parts of Washington, Oregon and Western Canada. Washington state resorts do not attract a significant number of destination skiers.

Resort Operations

     The Company's six resort complexes offer a variety of ski and non-ski activities. The table below provides a summary of each resort's ski operations and is followed by a more detailed description of each resort.

                                                               Approx.   Approx.
                                                                Snow-    No. of
                              Vertical                         making     Beds
                      Skiable   Drop                            Trail    Within
      Resort           Acres   (Feet)  Trails      Lifts      Coverage  12 Miles
--------------------  ------- -------- ------  -------------  --------  --------
Northstar-at-Tahoe..   2,420    2,280    70    1 High-Speed       50%    16,000
                                                  Gondola
                                               5 High-Speed
                                                  Quads (1)
                                               4 Fixed Grip
                                               7 Surface

Sierra-at-Tahoe.....   1,680    2,212    46    3 High-Speed       4%     30,000
                                                  Quads
                                               6 Fixed Grip
                                               3 Surface

Waterville Valley...     255    2,020    52    2 High-Speed      100%     6,500
                                                  Quads
                                               6 Fixed Grip
                                               4 Surface

Mt. Cranmore........     183    1,270    39    1 High-Speed      100%    16,000
                                                  Quad
                                               4 Fixed Grip
                                               6 Surface

Loon Mountain.......     266    2,100    50    1 High-Speed       96%    13,000
                                                  Gondola
                                               1 High-Speed
                                                  Quad
                                               5 Fixed Grip
                                               3 Surface

The Summit..........   1,697    2,280    96    2 High-Speed        0%     1,000
                                                  Quads
                                               17 Fixed Grip
                                               6 Surface

(1) High-Speed Quads are four-person chairlifts which decelerate and detach from a cable during passenger loading and unloading and reattach and accelerate thereafter.

     Northstar-at-Tahoe

     Northstar-at-Tahoe, located near the north end of Lake Tahoe, California, offers extensive activities and services in both the winter and summer. The resort's 8,600-foot Mt. Pluto features 2,420 acres of skiable terrain and a 2,280 foot vertical drop. Northstar's 70 ski trails are served by 17 operating lifts, including one gondola, 5 high-speed quads, two triple lifts and two double lifts, which combine to transport up to approximately 23,000 skiers uphill per hour. Northstar also has approximately 65 kilometers of groomed trails for cross-country skiing and snowshoeing and numerous on-mountain terrain parks for snowboarders and adventurous skiers. Other amenities at Northstar include a village consisting of condominium/hotel accommodations, restaurants, bars, shops, a child-care center, conference facilities, a 22,700 square foot on-mountain ski lodge, a 9,000 square foot rental equipment facility and a 5,800 square foot on-mountain children's ski school facility. Summer recreation amenities include an 18-hole golf course, extensive mountain biking trails and bike rentals, ten tennis courts, a horseback riding stable, fly fishing and swimming pools. Northstar currently ranks third in total skier days in the Lake Tahoe area. In 2003, Northstar was ranked by Ski magazine as the 25th best ski resort in North America, and received high rankings in a number of important categories, including guest service, family programs, grooming and terrain parks. Additionally, Northstar was ranked by Transworld Snowboarding magazine as the 12th best snowboarding resort in North America in 2003.

     Northstar's snowmaking system is engineered to cover approximately 50% of its ski trails. Annual snowfall at the resort has averaged approximately 253 inches per year during the past five years. Northstar has water rights from various sources which, when coupled with its 60 million gallon water storage capacity, have been sufficient to support the resort's needs.

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

     Sierra-at-Tahoe

     Sierra-at-Tahoe is conveniently located near the large bed base of South Lake Tahoe, California and is the closest major ski resort to Sacramento and the Central California Valley. The resort's 8,852-foot peak offers 1,680 skiable acres and a 2,212 foot vertical drop. Sierra's 46 ski trails are served by 12 operating lifts, including three high-speed quads, one triple lift and five double lifts, which combine to transport up to approximately 15,000 skiers uphill per hour. Sierra operates a 46,000 square foot base lodge which offers a variety of food and beverage, retail and other skier services. Sierra does not offer summertime activities.

     Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a Term Special Use Permit from the United States Forest Service (the "Forest Service"). See Part I, Item 1. "Business - Regulation and Legislation." Due to its abundant annual snowfall, which has averaged approximately 430 inches per year over the past five years, Sierra's snowmaking equipment covers only 4% of Sierra's total trail acreage.

     Waterville Valley

     Waterville Valley's major facilities are located on the 4,004 foot high Mt. Tecumseh and offer 255 skiable acres and a vertical drop of 2,020 feet. Waterville Valley's 52 trails are served by 12 operating lifts, including two high-speed quads, two triple lifts and four double lifts, which combine to transport up to approximately 16,000 skiers uphill per hour. The resort operates a 42,000 square foot base lodge (complete with multiple food and beverage service centers and a child care facility), three other base area facilities comprising approximately 27,500 square feet, a mid-mountain lodge featuring a cafeteria and deli and a mountain-top lodge with a snack bar and restaurant dining.

     The Waterville Valley resort has a year-round Adventure Center offering mountain bikers, cross-country skiers and hikers access to 105 kilometers of trails in the White Mountain National Forest. Other area amenities, which are primarily owned and operated by third parties, include an ice skating arena, golf course, tennis center, sports and fitness center, horsedrawn sleigh rides, skateboard park, beach and paddle boats. Waterville Valley's Conference Center has 17,000 square feet of meeting space and provides banquet facilities for up to 1,000 people. With 11 meeting rooms, a business center, audio-visual capabilities and a self-contained pub, the Conference Center's on-site staff supports events year-round. In 2003, Waterville Valley was ranked as the 15th best ski resort in the East by Ski magazine.

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

     Mt. Cranmore

     Mt. Cranmore is the oldest continuously operated ski area in the United States. Located in the hub of New Hampshire's Mount Washington Valley, Mt. Cranmore's 1,714 foot summit offers 183 skiable acres and a 1,270 foot vertical drop. Mt. Cranmore's 39 trails are served by 11 operating lifts, including one high-speed quad, one triple lift and three double lifts, which combine to transport up to approximately 7,000 skiers uphill per hour. The mountain is serviced by two base lodges, offering multiple eating locations and pub/restaurant facilities, as well as a restaurant at the summit. In addition, Mt. Cranmore owns a 41,000 square foot athletic facility which operates year-round. Mt. Cranmore also operates on-site retail and rental shops.

     Mt. Cranmore owns 754 acres and holds easements enabling it to develop an additional 500 acres of ski terrain. Mt. Cranmore does not lease any of its land from the federal government. Mt. Cranmore's snowmaking system covers 100% of the resort's trails. In addition to pumping rights from a nearby stream, Mt. Cranmore has an understanding with the local water district for an additional reservoir of one million gallons of water for snowmaking. In addition, Mt. Cranmore's base area pond holds one million gallons of water.

     Loon Mountain

     Loon Mountain is located in the White Mountains of New Hampshire in the town of Lincoln. The resort's 3,050 foot peak features 266 skiable acres and a 2,100 foot vertical drop. Loon Mountain's 50 trails (including five tree skiing trails) are served by 10 operating lifts, including a four-passenger gondola, a high-speed quad, two triple lifts and three double lifts, which combine to transport over 11,800 skiers uphill per hour. Loon Mountain's trails cater mostly to intermediate level skiers (64%), with trails provided for beginners (20%) and experts (16%) as well. Resort amenities include a base lodge with a cafeteria and coffee shop, a restaurant and deck at the summit, the 17,600 square foot Governor Adams lodge (which provides traditional lodge facilities and also serves as a venue for summer outdoor activities and concerts), two rental shops and a ski and snowboard tuning facility, a 17,300 square foot children's center, trails for cross-country skiing, horseback riding and mountain biking, indoor and outdoor climbing walls and a steam engine railroad for shuttling visitors. In 2003, Loon Mountain was ranked as the 14th best ski resort in the East by Ski magazine. Loon Mountain has the snowmaking capacity to cover approximately 96% of its skiable terrain. Water for snowmaking at Loon Mountain is primarily drawn from the Pemigewasset River, and when river flows are below minimum stream flow levels the resort draws water from Loon Pond.

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

     The Summit at Snoqualmie

     The Summit at Snoqualmie is located in the Cascade Mountains of Northwest Washington and consists of four separate resorts, Alpental at the Summit ("Alpental"), Summit West, Summit Central and Summit East, which collectively offer 1,697 acres of skiable terrain. Individually, Alpental has a 5,450 foot top elevation, a 2,280 foot vertical drop, 302 acres of skiable trails and runs (121 acres of which are lighted for night skiing) and approximately 523 acres of backcountry terrain; Summit West has a 3,765 foot top elevation, a 765 foot vertical drop and 197 acres of skiable trails and runs (189 acres of which are lighted for night skiing); Summit Central has a 3,865 foot top elevation, a 1,025 foot vertical drop and 466 acres of skiable trails and runs (231 acres of which are lighted for night skiing); and Summit East has a 3,710 foot top elevation, a 1,100 foot vertical drop and 209 acres of skiable trails and runs. In total, the Summit complex has 96 designated trails and runs served by 25 operating lifts, including two high-speed quads, two fixed grip quads, four triple lifts, 11 double lifts and six surface lifts, which combine to transport up to approximately 33,000 skiers uphill per hour. The Summit Nordic Center also offers approximately 55 kilometers of cross-country skiing on an expert trail system and a lighted beginner student trail which hosts a season-long night racing series. The Summit Tubing Center offers special tubing lifts and multiple groomed lanes. In addition, the Summit West, Summit Central and Summit East areas are interconnected by a cross-over trail system. The Summit operates 10 lodges which provide an aggregate of approximately 122,000 square feet of space for food and beverage services (restaurants and cafeterias), skier services and entertainment.

     Overall, the Summit complex is one of the largest learn-to-ski areas in the United States, with approximately 25% of its annual skier days typically being attributable to guests enrolled in ski school programs. In addition, the Summit is the largest night skiing complex in the United States, with approximately 20% to 25% of its skier visits each season being recorded at night.

     The Summit owns 686 acres of its 4,103 gross acreage, leases approximately 440 acres under a private permit, utilizes 1,280 acres for cross-country skiing under an annual operating agreement with the Forest Service and utilizes 1,697 acres of mountain terrain under a Forest Service Term Special Use Permit. See
Part I, Item 1. "Business - Regulation and Legislation." The Summit typically enjoys abundant annual snowfall, averaging approximately 425 inches annually over the past five years. As a result, there are no man-made snowmaking capabilities at any of the Summit resorts.

Business Segments and Principal Products

     The Company operates in two business segments: resort operations and real estate and other. Business segment information is presented in Note 12 to the accompanying consolidated financial statements.

     The Company's principal products from resort operations include lift tickets, season passes, snow school lessons, equipment rentals, retail sales, food and beverage operations and other ancillary products and services. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations," for information regarding the composition of the Company's resort operations revenues for the last three fiscal years.

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

     The Company's real estate development strategy for residential and commercial properties is comprised of the following components: (i) build recurring resort cash flow through increased bed base and diversification of revenue sources, (ii) partner with proven real estate developers, (iii) invest on a limited basis in infrastructure development in conjunction with the development of single family lots at Northstar and Loon Mountain, and (iv) refrain from investment in vertical or commercial development except in conjunction with the development of ski related facilities.

     The Company's strategy with regard to the expansion of skiable terrain at its resorts is based on the evaluation of several key factors, including (i) the anticipated growth of the skier base within the relevant market and the Company's ability to improve its competitive position in that market, as measured by the potential increase in the number of skier days, revenues and revenue per skier on a long-term basis which the Company believes it can capture through expansion and upgrades, and (ii) the return on capital expected to be realized from an expansion project versus alternative projects. Management undertakes extensive planning and pre-development steps prior to investing significant capital into any development project. Currently, the Company is in the process of developing comprehensive master plans and obtaining entitlements (e.g., zoning approvals) for Northstar, Loon Mountain and the Summit. In management's view, the expansion projects at Northstar and Loon Mountain represent the Company's best development opportunities, and would likely take priority over the pursuit of expansion and development initiatives at the Company's other resorts.

     The Company has traditionally taken a conservative approach toward residential and commercial development. Real estate development efforts have taken place primarily at Northstar. Current and future single family residential development at Northstar is limited based on the present real estate master development plan, and consists of three phases or subdivisions known as "Unit 7A," "Unit 7B" and "Porcupine Ridge."

     In March 2003, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, launched the sale of the Unit 7A subdivision at Northstar, which consists of 15 ski-in/ski-out single family lots generally ranging in size from one-half to three-quarters of an acre. As of October 31, 2003, TLC closed escrow on 12 of the lots and recognized real estate revenues of $9,184,000 during the fiscal year ended October 31, 2003. TLC closed escrow on the three remaining lots in December 2003 for an aggregate sales price of $2,798,000, which will be reflected as real estate revenues in the Company's first fiscal quarter of 2004. The average lot sales price achieved for the lots within Unit 7A was approximately $800,000.

     The Company has submitted a development application for the Unit 7B subdivision known as the Retreat, which is expected to consist of approximately 15 available one-acre single family lots (net of three lots which the Company expects to transfer or sell to certain executives in satisfaction of employment contract obligations). The Unit 7B subdivision is undergoing an environmental impact review as part of the permitting and entitlement process. The Company expects to receive approvals for the subdivision in the second half of 2004, and would likely commence construction of the subdivision in 2005. Subject to further regulatory approvals, construction schedules and market demand, lot closings are tentatively targeted to commence in the fourth calendar quarter of 2005. However, no assurances can be given regarding the ultimate timing of lot closings or proceeds therefrom.

     The Company is in the initial planning stages for the Porcupine Ridge subdivision and anticipates submitting development applications for the project within the next 12 months. As currently contemplated, the Porcupine Ridge subdivision is expected to consist of approximately 10 three to five acre lots. The Company currently anticipates that the Porcupine Ridge subdivision would be constructed and marketed for sale in 2006. However, no assurances can be given regarding the ultimate timing of lot closings or proceeds therefrom.

     On September 22, 2000, TLC and Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, entered into an Agreement for Purchase and Sale of Real Property (the "Northstar Real Estate Agreement") relating to certain development real estate at Northstar. Pursuant to the Northstar Real Estate Agreement, TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the "Development Real Estate") for a total purchase price of $27,600,000, of which 85% was payable in cash and 15% was payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. In addition to receiving the fair market value for the Development Real Estate, under the terms of the Northstar Real Estate Agreement (i) TLH or its joint venture partner, East West Partners, Inc. (together with its affiliates, "East West"), is required, at its expense, to pay for substantially all mitigation costs associated with the development project, and (ii) TLH is obligated to reconvey to TLC certain excess land following the subdivision of the Development Real Estate. TLC retained significant approval rights over various aspects of the real estate development, including development activities that could impact resort operations at Northstar.

     In connection with the execution of the Northstar Real Estate Agreement, TLH and East West entered into a joint venture agreement (the "East West Joint Venture") providing for the development of the property purchased by TLH and subsequently transferred to the East West Joint Venture. Under the East West Joint Venture, TLH retains financial responsibility for certain costs associated with the development of the infrastructure of the Development Real Estate.

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

     During the fiscal year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represents the cash portion of the purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment has been deferred as a deposit liability as of October 31, 2003 and November 1, 2002 pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement. In December 2003, TLC transferred the remaining Development Real Estate to TLH, which is expected to be recognized as real estate revenues in the Company's first fiscal quarter of 2004.

     The East West Joint Venture has submitted a development application and obtained approvals from Placer County for the development of 212 condominium, townhome and time share units and approximately 180,000 square feet of commercial and skier services space within the village at Northstar (the
"Northstar Village Project"). The Northstar Village Project is expected to be constructed in a series of phases. The East West Joint Venture is expected to commence construction in April 2004 of the initial phase of the Northstar Village Project, which consists of three lodge buildings and one skier services/commercial building encompassing 98 one, two, three and four bedroom condominiums and related owner amenities, as well as approximately 90,000 square feet of commercial and skier services space. The remaining phases of the Northstar Village Project will be developed based on market conditions and demand.

     In addition to the Northstar Village Project, the proposed development contemplated by the East West Joint Venture includes the planned development of approximately 1,450 ski-in/ski-out condominium, town home, timeshare and hotel units in the mid-mountain area of the Northstar resort (the "Highlands Project"), as well as an additional 138 units in the vicinity of the Northstar Village Project. The East West Joint Venture is in the process of preparing development applications for certain aspects of the proposed development. Ultimately, the East West Joint Venture expects to develop a total of 1,800 residential units at Northstar, which will likely occur over an extended period of time.

     Management believes that the expected substantial increase in on-mountain bed base and the development of an expanded village and commercial amenities from the East West development will result in increased visitation and skier days at Northstar, thereby enhancing the value and profitability of Northstar's resort operations. The Company has been able to secure these benefits without incurring the economic risks associated with real estate development.

     The Company intends to enhance the ski terrain at the Northstar resort by upgrading the existing trails and lifts, reducing or eliminating on-mountain bottlenecks and providing better access to and from the resort's existing base area. During 1999 and 2000, five trails were cut on Lookout Mountain and a new detachable quad lift was constructed to provide new advanced skiing terrain at the resort. The Company has preliminarily identified a number of other sites within Northstar's present boundaries that are suitable for future expansion. In general, such expansion is expected to occur concurrently with the anticipated bed base expansion resulting from the East West development. In this regard, the Company expects that it will need to construct an additional base area lift at Northstar prior to the start of the 2005/06 ski season in conjunction with the development of the Northstar Village Project. In 2002, the Company submitted applications for permit approvals for various mountain improvements, including new and replacement lifts, additional trails and trail widening and snowmaking infrastructure. These applications are currently being reviewed by applicable regulatory agencies. Any lift construction or terrain expansion would require customary permits and approvals, and no assurance can be given that the Company will be able to develop any additional terrain at Northstar or, if completed, any such projects will be successful. In addition, in 2000 and 2001, the Company expanded and improved the existing snowmaking system at Northstar in order to lessen the influence of unfavorable weather, which can negatively impact operating conditions at the resort.

     In addition, Northstar has a program to harvest timber through third party contracting. The timber harvesting program, which produced revenues of $254,000 during the fiscal year ended October 31, 2003, is managed carefully to avoid interference with Northstar's resort operations and prevent any diminution in the quality of the resort's natural environment.

     As part of the new Special Use Permit obtained in 2002, Loon Mountain leases approximately 581 acres known as "South Mountain" from the Forest Service. The available South Mountain land is located in an area directly adjacent to the present Loon Mountain ski area and would be able to accommodate alpine and cross country trails, ski lifts (including one connecting the current ski area with South Mountain) and snowmaking from newly installed snowmaking facilities. Expansion and upgrades to the resort would serve to better meet and fulfill the anticipated needs of guests by enhancing the quality and diversity of skiable terrain. Loon Mountain owns 311 acres of land located at the base of South Mountain (the "South Mountain Real Estate"). In March 2003, the Company obtained a favorable rezoning of the bulk of the property comprising the South Mountain Real Estate from rural residential zoning to general use zoning. The general use zoning permits the development of multi-family housing units on the South Mountain Real Estate and greater flexibility for commercial uses. The Company has undertaken initial studies of the South Mountain Real Estate, and currently estimates that approximately 904 residential units (including an estimated 90 single family lots and 814 multi-family units) and approximately 80,000 square feet of commercial space could be developed within the South
Mountain Real Estate. Presently, the Company expects that the Company will undertake the sale and development of the expected phases or subdivisions of single family lots planned for the South Mountain Real Estate. However, consistent with its real estate development strategy and past practice, the Company would likely seek a proven real estate developer for the development of the multi-family property and commercial property (other than ski related facilities) within the South Mountain Real Estate.

     In addition to the South Mountain Real Estate, Loon Mountain also owns (i) approximately 32 acres of land with existing approvals for development of 31 single family lots, and (ii) 49 acres of land which is zoned rural residential and could accommodate up to a maximum of 147 additional units, subject to receipt of applicable approvals, and (iii) 21 acres of land at the base of the existing ski area which is zoned rural residential and would allow approximately 61 units, subject to receipt of applicable regulatory approvals.

     The timing and scope of development at Loon Mountain will depend on market conditions, receipt of required regulatory approvals, the limitations set out in the Forest Service's Record of Decision and in the settlement agreements with certain environmental plaintiffs, the Company's financial position and an evaluation of the Company's other expansion opportunities. See Part I, Item 1. "Business - Regulation and Legislation."

     Mt. Cranmore holds a perpetual easement entitling it to develop at least 500 acres of additional ski terrain known as the "Black Cap Mountain area" or "Black Cap." The Black Cap easement was granted in 1951 and allows the Company to expand Mt. Cranmore's existing ski and recreational infrastructure and develop additional trails. The Black Cap property underlying the Company's easement is privately owned by a third party. The Black Cap land available for development by the Company is high-quality, mostly north and west-facing ski terrain located in an area that can accommodate alpine and cross-country trails, ski lifts and snowmaking. Expansion could increase Mt. Cranmore's skier capacity, and could enhance the quality and diversity of its skiable terrain. Additionally, Mt. Cranmore owns certain land at the southwest flank of the mountain. This southwest facing ski-in/ski-out land is very suitable for development. The Company does not have any immediate expansion or development plans for Mt. Cranmore and the timing and scope of any development will depend on market conditions, receipt of required regulatory approvals, the Company's financial position and the Company's other expansion opportunities.

     The Summit owns approximately 66 acres of real property on various parcels in and around its resorts, a portion of which is available for residential development. The developmental real estate at the Summit is owned by DRE, L.L.C. (the "Real Estate LLC"), an indirect subsidiary of the Company. The Summit also owns 39 acres of real property at Summit East that is ski-in/ski-out and is zoned as high-density residential and commercial. Any potential real estate development activities at the Summit could be constrained by existing or future planned resort operations at the Summit. The Summit's development parcels will be studied for future development potential when market conditions warrant. In addition to market conditions, the development of such parcels will depend on receipt of required regulatory approvals, the Company's financial position and the Company's other expansion opportunities.

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

     The Company's marketing efforts are predicated on knowing its guests and understanding the markets in which it competes. Accordingly, the Company's resorts, typically through professional firms, conduct extensive market research, including on-site guest surveys, focus groups, advertising tests and phone and Internet surveys. Each of the Company's resorts develops its own resort-specific marketing program based upon its unique qualities and characteristics, as well as the demographics of its visitor base.

     Programs

     The Company has developed a number of specific marketing and sales programs to achieve its objectives, including the following:

     o Customer loyalty and season pass programs
     o Sales initiatives
     o Multimedia advertising (including Internet strategies)
     o Data-base marketing programs (including e-mail broadcasting)
     o Snowsport development programs
     o Strategic marketing alliances
     o School, group and business affiliations
     o Youth market initiatives

     Customer loyalty and season pass programs. The Company believes that the success of each of its resorts depends, in large part, on its ability to retain and increase the skier visitation frequency of its existing customer base. The Company believes a critical component to developing customer frequency will be the success of its customer loyalty programs, including its Vertical Plus frequent skier programs in place at the Company's Lake Tahoe resorts. For an annual membership fee, Vertical Plus members receive a special, personalized identification wristband containing a preprogrammed computer microchip which acts as their lift access for the season. In addition to offering daily ticket discounts, the system tracks members' expenditures and the amount of vertical feet skied at participating resorts and rewards members with prizes based on spending activity and the number of vertical feet skied in a season. Other benefits of the program include members-only lift lines, direct lift access, the convenience of being able to make cashless retail transactions and electronic messaging. In addition, over the past several years, the Company's resorts have successfully introduced new season pass products that are attractively priced to entice visitation during non-peak periods, stimulate demand, attract market share and develop guest loyalty. The Company is continuing its successful season pass initiatives for the 2003/04 ski season.

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

     Multimedia advertising. The Company's marketing efforts include print, broadcast, outdoor, Internet and direct mail advertising, with the particular method tailored for each resort and existing market opportunities. The Company is also very active in a variety of promotional programs designed to attract guests from population centers in and around the San Francisco, Sacramento, Seattle and Boston metropolitan areas and states with large skier populations such as Texas, Illinois, Florida and New York. For example, the Company's Northstar and Sierra resorts have participated in extensive cooperative marketing with other Lake Tahoe resorts to promote the region as a premier vacation destination. Market research has shown that the typical Booth Creek guest utilizes the Internet extensively as a source of information and additional Company resources have been concentrated towards this communication vehicle. Booth Creek's resort websites feature e-commerce "virtual stores" on each resort's website offering products such as season passes, loyalty program memberships, gift certificates and lodging/lift packages as well as private lessons, child care and lift tickets.

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

     Snowsport development programs. The Company's resorts operate a variety of snowsport development programs designed to improve the skills of children and beginners, as well as more advanced skiers and snowboarders. The Company's resorts operate ski schools that are consistently rated among the best in their respective regions. In addition, certain of the Company's resorts have introduced a development program, geared toward intermediate and advanced skiers, which offers free specialized instruction and daily training. This program has increased guest loyalty and repeat visitation. Other efforts have been instituted at all resorts to embrace and welcome new participants to the sport of skiing or snowboarding.

     Strategic marketing alliances. The Company is a national ski resort operator with approximately 2.0 million skier visits recorded during the 2002/03 ski season. At least one of the Company's resorts is within driving distance of three of the five largest ski markets in the United States. Sponsorship opportunities include potential relationships with automobile manufacturers, soft drink companies, and ski and snowboard equipment manufacturers. For example, Northstar and Sierra have relationships with a major automobile manufacturer that involves over $1.2 million worth of television exposure, free use of vehicles for Company purposes and a vehicle give-away promotion for resort guests. This provides exposure of Booth Creek's resorts to a targeted audience of skiers in key markets.

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

     Youth market initiatives. The Company is devoting marketing and operational resources to ensure that its resorts offer selected products and services targeted toward the important youth market segment. These initiatives have focused on the Company's (i) youth market branding, (ii) terrain park features and amenities, and (iii) music, food, entertainment, events and other products and services oriented to the youth market.

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

Competition

     The general unavailability of new developable ski mountains, regulatory requirements and the high costs and expertise required to build and operate resorts present significant barriers to entry in the ski industry. In the past 15 years, many proposed resorts have been stalled or abandoned due to environmental issues and the high costs of entering into the capital intensive ski industry. The domestic ski industry is currently comprised of approximately 490 resorts and is highly competitive. The Company's competitive position in the markets in which it competes is dependent upon many diverse factors, including proximity to population centers, pricing, snowmaking capabilities, type and quality of skiing offered, prevailing weather conditions, local bed base and quality and price of complementary services.

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

     On a regional basis, at least one of the Company's resorts is readily accessible to three of the five largest ski markets in the United States. Management estimates that approximately 70% of the skiers visiting the Company's Lake Tahoe resorts are from the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions. Waterville Valley, Mt. Cranmore and Loon Mountain are estimated to attract approximately 80% of their guests from Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. The Summit attracts approximately 90% of its guests from the Seattle/Tacoma metropolitan region.

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

     The Forest Service has the right to approve the location, design and construction of improvements in permit areas and many operational matters at resorts with permits. Under the Term Special Use Permits, the Company is required to pay fees to the Forest Service. The fees range from 1.5% to approximately 4.0% of certain revenues, with the rate generally rising with increased revenues. The calculation of gross revenues includes, among other things, revenue from lift ticket, season pass, ski school lesson, food and beverage, rental equipment and retail merchandise sales. Total fees paid to the Forest Service by the Company during the fiscal year ended October 31, 2003 were $1,053,000.

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

     Certain regulatory approvals associated with a snowmaking pipeline at Loon Mountain, as well as certain contractual obligations, impose minimum stream flow requirements with respect to Loon Mountain's snowmaking operations. These requirements will compel Loon Mountain to construct water storage facilities within approximately four years, and such construction may require further regulatory approvals and environmental documentation under NEPA. No assurances can be given that such regulatory approvals will be obtained or that the Company will have the financial resources to complete such construction.

     Certain regulatory approvals associated with a proposed snowmaking impoundment will impose more stringent minimum stream flow requirements with respect to Waterville Valley's snowmaking operations in the future. These requirements will likely require Waterville Valley to construct water storage facilities in the next four years.

     Except for certain permitting and environmental compliance matters relating to Loon Mountain described above and in Part I, Item 3. "Legal Proceedings," the Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation.

Employees

     As of December 31, 2003, the Company employed a full-time corporate staff of 58 persons. In addition, the Company's resorts employ an aggregate of approximately 440 full-time and approximately 3,900 seasonal employees. None of the employees of the Company or its resorts is represented by a labor union, and the Company considers its employee relations to be good.

Item 2. Properties

     Northstar consists of approximately 8,000 acres of land privately owned by the Company. Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a Term Special Use Permit issued by the Forest Service. Waterville Valley owns 11 acres on Snow Mountain and two acres at the Conference Center, and leases 790 acres of land on Mt. Tecumseh from the federal government under a Term Special Use Permit issued by the Forest Service. Mt. Cranmore owns 754 acres and holds deeded easements enabling it to develop an additional 500 acres of ski terrain. Loon Mountain owns 565 acres and leases 1,366 acres of land in the White Mountain National Forest under a Term Special Use Permit issued by the Forest Service. The Summit owns 686 acres of its 4,103 gross acreage, leases approximately 440 acres under a private permit, utilizes 1,280 acres for cross-country skiing under an annual operating agreement with the Forest Service and utilizes 1,697 acres of mountain terrain under a Forest Service Term Special Use Permit. In addition, each of the Company's resorts have ski lodges and other facilities that management believes are suitable for the Company's current operations. For further information regarding the Company's properties, see Part I, Item 1. "Business - Resort Operations" and "- Regulation and Legislation."

     Substantially all of the consolidated assets of the Company are pledged as collateral for outstanding borrowings under the Senior Credit Facility (as defined herein). In addition, the Term Special Use Permits issued by the Forest Service relating to the Sierra, Waterville Valley, Loon Mountain and Summit resorts are encumbered as collateral for the Senior Credit Facility.

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

     As described in Part I, Item 1. "Business - Regulation and Legislation", on February 26, 2002, the Forest Service completed its environmental analysis under NEPA and issued a ROD approving the Final Environmental Impact Statement for Loon Mountain. The Forest Service issued a Term Special Use Permit to LMRC for Loon Mountain on June 24, 2002. The Forest Service denied an administrative appeal of the ROD in a June 7, 2002 letter decision. The ROD and the June 7, 2002 letter decision are subject to judicial review in federal court by the appellant whose administrative appeal was denied by the Forest Service. As of the date of this Report, no action for judicial review had been filed. The Company can give no assurance regarding whether such a judicial appeal will be filed or the timing or outcome of such process.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On October 3, 2003, Parent, the sole shareholder of the Company, acting through its President, Christopher P. Ryman, voted to reelect and confirm George
N. Gillett, Jr., Dean C. Kehler, Edward Levy and Gary M. Pelletier as the members of the Board of Directors of the Company. No other matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2003.

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

Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Report and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data of the Company as of and for the fiscal years ended October 29, 1999, October 27, 2000, November 2, 2001, November 1, 2002 and
October 31, 2003, have been derived from the audited consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors.



                                                           --------------------------------------------------------------------
                                                               Fiscal       Fiscal        Fiscal         Fiscal        Fiscal
                                                                Year         Year          Year           Year          Year
                                                               Ended        Ended         Ended          Ended         Ended
                                                              October      October       November       November      October
                                                             29, 1999    27, 2000(b)     2, 2001        1, 2002       31, 2003
                                                            -----------  -----------   -----------    -----------   -----------
                                                                      (Dollars in Thousands, except Revenue per Skier Visit)
Statement of Operations Data: (a)
Revenue:
   Resort Operations.............................          $ 101,962     $ 108,430     $ 107,090      $ 108,827     $ 104,963
   Real Estate and Other.........................             12,744        19,670           276         11,705        10,084
                                                            -----------  -----------   -----------    -----------   -----------
                                                             114,706       128,100       107,366        120,532       115,047
Operating Expenses:
   Cost of Sales - Resort Operations.............             66,581        62,804        61,290         63,137        63,969
   Cost of Sales - Real Estate and Other.........              5,244         4,507           211          2,920         5,444
   Depreciation, Depletion and Amortization (c)..             18,769        19,437        22,181         17,094        15,766
   Selling, General and Administrative...........             20,736        21,187        21,428         22,614        22,063
   Unusual Items, Net............................                487             -             -              -             -
                                                            -----------  -----------   -----------    -----------   -----------
Operating Income.................................              2,889        20,165         2,256         14,767         7,805
Other Income (Expense):
   Interest Expense..............................            (18,517)      (18,158)      (16,822)       (15,281)      (12,492)
   Amortization of Deferred Financing Costs......             (1,093)       (1,084)         (966)        (1,126)       (1,140)
   Gain on Early Retirement of Debt..............                  -             -         1,723          2,761           506
   Other Income (Expense)........................               (261)           47           153           (105)          (40)
                                                            -----------  -----------   -----------    -----------   -----------
   Other Income (Expense), Net...................            (19,871)      (19,195)      (15,912)       (13,751)      (13,166)
                                                            -----------  -----------   -----------    -----------   -----------
Income (Loss) from Continuing Operations Before
   Change in Accounting Principle................            (16,982)          970       (13,656)         1,016        (5,361)

Discontinued Operations:
   Income (Loss) from Discontinued Operations of
     Bear Mountain Resort........................             (1,811)       (1,327)         (138)           549             -
   Loss on Sale of Bear Mountain Resort..........                  -             -             -         (3,235)            -
                                                            -----------  -----------   -----------    -----------   -----------
Loss on Discontinued Operations..................             (1,811)       (1,327)         (138)        (2,686)            -
                                                            -----------  -----------   -----------    -----------   -----------
Loss Before Change in Accounting Principle.......            (18,793)         (357)      (13,794)        (1,670)       (5,361)
Change in Accounting Principle for Goodwill (c)..                  -             -             -           (200)            -
                                                            -----------  -----------   -----------    -----------   -----------
Net Loss.........................................          $ (18,793)    $    (357)    $ (13,794)     $  (1,870)    $  (5,361)
                                                            ===========  ===========   ===========    ===========   ===========
Other Financial and Operating Data:
Total Skier Visits (d)...........................          2,139,000     2,036,000     2,167,000      2,154,000     1,953,000
Revenue (Excluding Paid Skier Visit Insurance
   Policy Revenue) per Skier Visit (e)...........          $   47.67     $   50.56     $   48.61      $   50.52     $   53.74
Capital Expenditures for Property and Equipment..          $  14,342     $  21,909     $  12,944      $  11,638     $   6,445
Net Cash Provided by (Used in):
   Operating Activities..........................          $  15,393     $  29,737     $  13,366      $  23,523     $  13,684
   Investing Activities..........................          $ (18,504)    $  (9,124)    $ (15,280)     $    (782)    $  (8,787)
   Financing Activities..........................          $   2,947     $ (20,378)    $   1,676      $ (22,535)    $  (4,752)
Ratio of Earnings to Fixed Charges (f) ..........                  -          1.03             -           1.05             -


                                                               As of        As of         As of          As of         As of
                                                              October      October       November      November       October
                                                             29, 1999     27, 2000       2, 2001       1, 2002       31, 2003
                                                            -----------  -----------   -----------    -----------   -----------
Balance Sheet Data:                                                                 (In Thousands)
Working Capital (Deficit), Including Revolving
   Credit Facility Borrowings....................          $ (45,309)    $ (31,628)    $ (46,221)     $ (35,935)    $ (52,233)
Total Assets.....................................          $ 210,346     $ 199,063     $ 189,218      $ 166,600     $ 154,866
Long-term Debt...................................          $ 136,483     $ 136,790     $ 128,664      $ 120,195     $  98,382
Total Debt (g)...................................          $ 160,986     $ 144,498     $ 148,040      $ 127,157     $ 122,561
Preferred Stock of Subsidiary ...................          $   2,133     $   1,638     $   1,136      $       -     $       -
Common Shareholder's Equity (Deficit)............          $  18,584     $  18,227     $   4,433      $   2,563     $  (2,798)


(a) Pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which was adopted by the Company effective as of October 28, 2000, the historical results of operations and loss on sale of the Bear Mountain resort are presented as discontinued operations in the Company's consolidated statements of operations. As the sale of the Grand Targhee resort occurred prior to the adoption of SFAS No. 144, the former operations of the Grand Targhee resort through June 20, 2000 are reflected in the Company's continuing operations for the fiscal years ended October 29, 1999 and October 27, 2000.

(b)  Reflects the divestiture of the Grand Targhee resort on June 20, 2000.

(c) In June 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company adopted SFAS No. 142 effective as of November 3, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the pronouncement. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each resort. Based on the transitional impairment test, the Company wrote down goodwill by $200,000 for one resort, which has been reflected as the cumulative effect of a change in accounting principle for the fiscal year ended November 1, 2002. The following table reflects the amount of recorded goodwill amortization and adjusted net income (loss) excluding such goodwill amortization for the periods indicated:

                                        Fiscal        Fiscal        Fiscal
                                         Year          Year          Year
                                         Ended         Ended         Ended
                                        October       October       November
                                       29, 1999      27, 2000       2, 2001
                                      ----------    ----------     ----------
                                                  (In Thousands)
     Reported Net (Loss)..........    $ (18,793)    $   (357)      $ (13,794)
     Goodwill Amortization........        2,391        2,356           2,343
                                      ----------    ----------     ----------
     Adjusted Net Income
       (Loss) ....................    $ (16,402)    $  1,999       $ (11,451)
                                      ==========    ==========     ==========

(d) Total skier visits associated with Bear Mountain's operations have been excluded from the Company's reported total skier visits disclosed in Other Financial and Operating Data.

(e) Reflects revenue from resort operations divided by total skier visits. For the fiscal years ended October 27, 2000 and November 2, 2001, the amount presented for revenue per skier visit excludes the effect of paid skier visit insurance policy revenue of $5,480,000 and $1,754,000, respectively.

(f) For purposes of this computation, earnings are the sum of (i) income (loss) from continuing operations, and (ii) fixed charges excluding capitalized interest and preferred stock dividend requirements. Fixed charges are the sum of (i) interest expensed and capitalized, (ii) an estimate of the interest within rent expense, (iii) amortization of deferred financing costs, and (iv) preferred stock dividend requirements. Earnings were inadequate to cover fixed charges by approximately $5,500,000, $13,800,000 and $17,500,000 during the fiscal years ended October 31, 2003, November 2, 2001 and October 29, 1999, respectively.

(g) Includes Revolving Credit Facility borrowings, current portion of long-term debt and long-term debt.

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

     Sierra and the Summit generally experience higher natural snowfall levels, averaging approximately 430 and 425 inches of snowfall, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, these resorts do not have any significant snowmaking infrastructure. However, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period, and therefore, the timing and extent of natural snowfall can significantly impact operating conditions. For example, as a result of a lack of natural snowfall and relatively warm temperatures, the Summit was unable to open until after Christmas for the 2002/03 ski season, and conditions remained poor for much of the season.

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

     The Company's results of operations are also highly dependent on the Company's ability to compete in each of the large regional ski markets in which it operates. Management estimates that at Northstar and Sierra, approximately 70% of the 2002/03 ski season total skier visits were attributable to residents of the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, approximately 80% of the 2002/03 ski season total skier visits were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that approximately 90% of the 2002/03 ski season total skier visits were attributable to residents of the Seattle/Tacoma metropolitan region.

     The Company seeks to maximize revenues and operating income by managing the mix of skier visits and revenue per skier visit. These strategies are also designed to maximize resort cash flow. The strategy for each resort is based on the demographic profile of its market and the physical capacity of its mountain and facilities. The Company seeks to increase skier visits by developing effective ticket pricing and season pass strategies and sales and marketing programs to improve peak and off-peak volume. The Company also seeks to increase skier visits by offering a quality guest experience and developing effective target marketing programs. See Part I, Item 1. "Business - Marketing and Sales." The Company seeks to improve revenue per skier visit by effectively managing the price, quality and value of each of its ski-related services, including retail shops, equipment rentals, lessons and food and beverage facilities.

     The Company's current resorts have invested approximately $56.7 million (including $9.0 million of equipment acquired through capital leases and other debt) in capital expenditures during the last four fiscal years to upgrade chairlift capacity, expand terrain, improve skier service, enhance retail and food and beverage facilities, increase snowmaking capabilities and to meet sustaining capital requirements, all of which management believes are important in providing a quality guest experience.

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

     Each of the Company's resorts is subject to the threat of personal injury claims relating principally to snow sports activities as well as premises and vehicular operations and workers' compensation matters. The Company maintains various forms of insurance covering claims related to its properties and usual and customary risks associated with the operation of four-season recreation resorts. Due to a variety of factors, the insurance industry has experienced significant losses and a substantial reduction in underwriting capacity in the past several years, which has generally resulted in significantly higher renewal premiums for companies seeking insurance. In connection with its annual renewal of insurance coverage for fiscal 2004, the Company experienced an increase in insurance premium costs of approximately $1,000,000 over the level of such costs in fiscal 2003.

Results of Operations

     Overview

     The opening and closing dates for the Company's resorts for the 2002/03, 2001/02 and 2000/01 ski seasons were as follows:

                                               Opening Dates
                             ---------------------------------------------------
                             2002/03 Season     2001/02 Season    2000/01 Season
                             --------------     --------------    --------------
     Northstar.............  Nov. 22, 2002      Nov. 29, 2001     Nov. 18, 2000
     Sierra................  Dec. 16, 2002      Nov. 25, 2001     Nov. 3, 2000
     Waterville Valley*....  Nov. 22, 2002      Nov. 16, 2001     Nov. 19, 2000
     Mt. Cranmore..........  Nov. 29, 2002      Dec. 15, 2001     Nov. 25, 2000
     Loon Mountain*........  Nov. 15, 2002      Nov. 16, 2001     Nov. 22, 2000
     The Summit............  Dec. 27, 2002      Nov. 30, 2001     Dec. 1, 2000

                                               Closing Dates
                             ---------------------------------------------------
                             2002/03 Season     2001/02 Season    2000/01 Season
                             --------------     --------------    --------------

     Northstar.............  April 20, 2003     April 21, 2002    April 22, 2001
     Sierra................  April 27, 2003     April 15, 2002    April 23, 2001
     Waterville Valley.....  April 6, 2003      April 7, 2002     April 15, 2001
     Mt. Cranmore..........  March 30, 2003     March 24, 2002    April 1, 2001
     Loon Mountain.........  April 20, 2003     April 14, 2002    April 29, 2001
     The Summit............  April 13, 2003     May 5, 2002       April 22, 2001

* Following their openings for the 2001/02 season, Waterville Valley and Loon Mountain ceased operations in December 2001 for six and ten days, respectively, due to eroding conditions as a result of warm weather.

     Total skier visits generated by each of the Company's resorts during the 2002/03, 2001/02 and 2000/01 ski seasons were as follows:

                                      2002/03         2001/02          2000/01
                                    ---------       ---------        ----------
                                                 (In thousands)

Northstar.......................        570             521             519
Sierra..........................        353             419             391
Waterville Valley...............        223             205             235
Mt. Cranmore....................        119              96             129
Loon Mountain...................        359             301             385
The Summit......................        329             612             508
                                    ---------       ---------        ----------
Current Resorts...............        1,953           2,154           2,167
Bear Mountain...................          -             303             333
                                    ---------       ---------        ----------
                                      1,953           2,457           2,500
                                    =========       =========        ==========

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

     During the first half of the 2002/03 ski season, the northeastern United States experienced much colder temperatures and increased natural snowfall as compared to the record warm winter of 2001/02. As a result, the Company's New Hampshire resorts experienced generally good operating conditions for the early part of the 2002/03 ski season. Bitterly cold temperatures during the second half of January and the first half of February 2003, as well as several major disruptive storms (including over the important Presidents' Day holiday) in Boston and other major cities in the Northeast, dampened mid-season skier visitation. Late season conditions during the 2002/03 season at the Company's New Hampshire resorts were generally improved over the prior season. For the 2002/03 ski season, skier visits at the Company's New Hampshire resorts increased by 99,000 visits, or 16%, from the 2001/02 season. Weather conditions for the Company's New Hampshire resorts for the 2000/01 season were generally favorable, with cold temperatures and above average snowfall.

     For the 2002/03 season, the Pacific Northwest experienced unseasonably warm temperatures and substantially below average snowfall. Snowfall at the Summit for the 2002/03 season was less than 60% of historical long-term averages and prior season levels. Additionally, average temperatures at the Summit during the 2002/03 ski season were generally warmer than normal, and the resort experienced a large amount of rainfall during the course of the season. The Summit commenced partial operations on December 27, 2002 on limited terrain, as compared to a November 30, 2001 opening for the 2001/02 ski season. Skiing conditions remained poor at the Summit throughout the 2002/03 season. Conversely, operating conditions at the Summit were generally favorable throughout the 2001/02 ski season. As a result of these conditions, total skier visits at the Summit for the 2002/03 season were down 283,000 visits, or 46%, as compared to the 2001/02 season. The 2000/01 season for the Summit was marked by significantly below average snowfall. However, unlike the unusual weather conditions experienced during the 2002/03 season, for the 2000/01 season the resort was able to open in early December and maintain reasonable conditions throughout the season.

     Fiscal Year Ended October 31, 2003 Compared to the Fiscal Year Ended November 1, 2002

     The Company's operating results by segment for the fiscal years ended October 31, 2003 and November 1, 2002 were as follows. Such results exclude the operating results for the Bear Mountain resort, which was sold on October 10, 2002.

                                    Fiscal Year Ended                 Percentage
                                    -----------------
                                 October 31,   November 1,  Increase   Increase
                                    2003          2002     (Decrease) (Decrease)
                                 ----------   -----------  ---------- ----------
                                 (In thousands, except revenue per skier visit)

Resort Operations:
Revenue:
   Lift Tickets................. $  36,953     $  42,077    $ (5,124)     (12)%
   Season Passes................    19,772        15,098       4,674       31
   Snow School..................     7,521         8,119        (598)      (7)
   Equipment Rental.............     7,849         8,930      (1,081)     (12)
   Retail.......................     4,809         4,916        (107)      (2)
   Food and Beverage............    15,303        15,864        (561)      (4)
   Other........................    12,756        13,823      (1,067)      (8)
                                 ----------   -----------  ----------
Total Resort Operations
  Revenue.......................   104,963       108,827      (3,864)      (4)
Cost of Sales - Resort
  Operations....................    63,969        63,137         832        1
Depreciation Expense............    15,639        16,892      (1,253)      (7)
Selling, General and
  Administrative Expense -
  Resort Operations.............    20,692        21,400        (708)      (3)
                                 ----------   -----------  ----------
Total Resort Operations
  Expenses......................   100,300       101,429      (1,129)      (1)
                                 ----------   -----------  ----------
Resort Operating Income......... $   4,663     $   7,398    $ (2,735)     (37)
                                 ==========   ===========  ==========
Skier Visits....................     1,953         2,154        (201)      (9)
                                 ==========   ===========  ==========
Revenue per Skier Visit......... $   53.74     $   50.52    $   3.22        6
                                 ==========   ===========  ==========

Real Estate and Other Operations:
Revenue:
   Real Estate Revenue.......... $   9,830     $  11,300    $ (1,470)     (13)%
   Timber Revenue...............       254           405        (151)     (37)
                                 ----------   -----------  ----------
Total Real Estate and Other
  Operations Revenue............    10,084        11,705      (1,621)     (14)
Cost of Sales - Real Estate
  and Other.....................     5,444         2,920       2,524       86
Depletion Expense...............       127           202         (75)     (37)
Selling, General and
  Administrative Expense -
  Real Estate and Other.........     1,371         1,214         157       13
                                 ----------   -----------  ----------
Total Real Estate and Other
  Operating Expenses............     6,942         4,336       2,606       60
                                 ----------   -----------  ----------
Real Estate and Other
  Operating Income.............. $   3,142     $   7,369    $ (4,227)     (57)
                                 ==========   ===========  ==========

Resort Operations:

     Revenues from resort operations for the fiscal year ended October 31, 2003 were $104,963,000, a decrease of $3,864,000, or 4%, as compared to the 2002 period. Skier visits for the 2003 period declined by 201,000 visits, or 9%, from the 2002 period. Increased sales of season passes, which rose 31% to $19,772,000 for the 2003 period, as well as improved revenue per skier visit yields, partially offset the impact of reduced skier visitation. As compared to the fiscal year ended November 1, 2002, resort operations revenues for Northstar increased by $1,621,000, primarily due to higher skier visits and season pass sales, partially offset by lower revenue per skier visit yields due to changes in the mix of skiers. Revenues for Sierra decreased by $1,872,000 due to reduced skier visits, partially offset by higher revenue per skier visit yields. Revenues for Waterville Valley and Mt. Cranmore increased by $730,000 and $955,000, respectively, due to increases in skier visits. Revenues for Loon Mountain increased by $408,000 due to increased skier visits, partially offset by lower yields due to a greater proportion of season pass visits in the 2003 period. The Summit's revenues decreased by $5,706,000 due primarily to substantially lower visitation.

     Cost of sales for resort operations for the fiscal year ended October 31, 2003 was $63,969,000, an increase of $832,000, or 1%, as compared to the 2002 period. The increase was primarily the result of normal inflationary factors and higher insurance costs, partially offset by (i) lower snowmaking costs, (ii) the effect of higher workers' compensation provisions in the 2002 period for exposures at the Company's Lake Tahoe and Washington resorts, and (iii) lower summer payroll in the 2003 period as a result of cost savings initiatives.

     Depreciation expense for the fiscal year ended October 31, 2003 was $15,639,000, a decrease of $1,253,000, or 7%, from the 2002 period. The decline in depreciation expense was primarily due to certain assets acquired in connection with the Company's resort acquisitions in 1996 and 1997 having become fully depreciated.

     Selling, general and administrative expense for resort operations for the fiscal year ended October 31, 2003 was $20,692,000, a decrease of $708,000, or 3%, as compared to the 2002 period. The decrease in selling, general and administrative expense between the 2003 and 2002 periods was primarily due to reduced provisions under incentive compensation arrangements in 2003, partially offset by normal inflationary factors.

     Resort operating income for the fiscal year ended October 31, 2003 was $4,663,000, a decrease of $2,735,000 from the operating income generated for the 2002 period, primarily as a result of lower revenues in the 2003 period.

Real Estate and Other:

     Revenues from real estate operations for the fiscal year ended October 31, 2003 were $9,830,000, which was due to (i) the sale of the final lot within the Unit 7 subdivision at Northstar for $646,000, and (ii) the sale of 12 lots within the Unit 7A subdivision at Northstar for $9,184,000. Revenues from real estate sales during the fiscal year ended November 1, 2002 were $11,300,000, which was due to the sale of 25 lots within the Unit 7 subdivision at Northstar. Due to slightly larger average lot sizes, better lot views and amenities and continued improvements in the local real estate market, the Company was able to realize significantly higher average lot prices for the Unit 7A subdivision as compared to the Unit 7 subdivision. Timber operations at Northstar contributed revenues of $254,000 and $405,000 during the 2003 and 2002 periods, respectively.

     Cost of sales for real estate and other operations was $5,444,000 (including noncash cost of real estate sales of $4,484,000) for the fiscal year ended October 31, 2003, as compared to $2,920,000 for the fiscal year ended November 1, 2002. The increase in cost of sales was primarily due to expanded infrastructure requirements for the Unit 7A subdivision, including related water system improvements and a lift to access Northstar's ski terrain from the subdivision.

     Selling, general and administrative expense related to real estate operations increased by $157,000, or 13%, to $1,371,000 for the fiscal year ended October 31, 2003, due principally to sales launch costs for the Unit 7A subdivision.

     Operating income from real estate and other operations was $3,142,000 for the fiscal year ended October 31, 2003, a decrease of $4,227,000 from the fiscal year ended November 1, 2002, as a result of the factors discussed above.

Interest Expense and Other Items:

     Interest expense for the fiscal year ended October 31, 2003 totaled $12,492,000, a decrease of $2,789,000, or 18%, from the Company's interest expense for the fiscal year ended November 1, 2002, as a result of reduced borrowings and lower average interest rates.

     The Company recognized gains on the early retirement of debt of $506,000 and $2,761,000 for the fiscal years ended October 31, 2003 and November 1, 2002, respectively, relating to repurchases of $16,000,000 and $29,325,000 aggregate principal amount of its 12.5% senior notes due 2007 (the "Senior Notes") during the 2003 and 2002 periods, respectively.

     As of October 31, 2003 and November 1, 2002, the Company had net operating loss carryforwards of approximately $100,000,000 and $90,000,000, respectively, for federal income tax reporting purposes, which expire between 2012 and 2023. The tax benefits of such net operating losses are fully offset by a valuation reserve. Accordingly, during the fiscal years ended October 31, 2003 and November 1, 2002, no income tax provision has been provided.

     On October 10, 2002, the Company consummated the sale of all of the capital stock of Bear Mountain, Inc., the owner and operator of the Bear Mountain ski resort, to Snow Summit Ski Corporation for a purchase price of $12,000,000 in cash, subject to certain adjustments for working capital, assumed debt and allocations of off-season operating losses and capital expenditures. The purchase price was determined through arms-length negotiations. As a result of the disposal, the Company has reflected the historical operating results of Bear Mountain as discontinued operations in its consolidated statements of operations. Based on the terms of the transaction, the Company recognized a loss on sale of $3,235,000 during the fiscal year ended November 1, 2002. Additionally, the Company generated income from the discontinued operations of the Bear Mountain resort of $549,000 during the fiscal year ended November 1, 2002.

     The Company's net loss for the fiscal year ended October 31, 2003 was $5,361,000, an increase of $3,491,000 from the net loss of $1,870,000 generated for the fiscal year ended November 1, 2002, as a result of the factors discussed above.

     Fiscal Year Ended November 1, 2002 Compared to the Fiscal Year Ended November 2, 2001

     The Company's operating results by segment for the fiscal years ended November 1, 2002 and November 2, 2001 were as follows. Such results exclude the operating results of Bear Mountain, which was sold on October 10, 2002.

                                    Fiscal Year Ended                 Percentage
                                    -----------------
                                 November 1,   November 2,  Increase   Increase
                                    2002          2001     (Decrease) (Decrease)
                                 ----------   -----------  ---------- ----------
                                 (In thousands, except revenue per skier visit)

Resort Operations:
Revenue:
   Lift Tickets................. $  42,077     $  42,431    $   (354)      (1)%
   Season Passes................    15,098        12,065       3,033       25
   Snow School..................     8,119         7,348         771       10
   Equipment Rental.............     8,930         8,597         333        4
   Retail.......................     4,916         4,965         (49)      (1)
   Food and Beverage............    15,864        15,895         (31)       -
   Other........................    13,823        14,035        (212)      (2)
   Paid Skier Visit Insurance...         -         1,754      (1,754)    (100)
                                 ----------   -----------  ----------
Total Resort Operations
  Revenue.......................   108,827       107,090       1,737        2

                                    Fiscal Year Ended                 Percentage
                                    -----------------
                                 November 1,   November 2,  Increase   Increase
                                    2002          2001     (Decrease) (Decrease)
                                 ----------   -----------  ---------- ----------
                                 (In thousands, except revenue per skier visit)


Resort Operations (continued):
Cost of Sales - Resort
  Operations....................    63,137        61,290       1,847        3
Depreciation Expense............    16,892        19,648      (2,756)     (14)
Amortization Expense............         -         2,405      (2,405)    (100)
Selling, General and
  Administrative Expense -
  Resort Operations.............    21,400        20,599         801        4
                                 ----------   -----------  ----------
Total Resort Operations
  Expenses......................   101,429       103,942      (2,513)      (2)
                                 ----------   -----------  ----------
Resort Operating Income......... $   7,398     $   3,148    $  4,250      135
                                 ==========   ===========  ==========
Skier Visits....................     2,154         2,167         (13)      (1)
                                 ==========   ===========  ==========
Revenue per Skier Visit
  (Excluding Paid Skier
   Visit Insurance)............. $   50.52     $   48.61    $   1.91        4
                                 ==========   ===========  ==========

Real Estate and Other Operations:
Revenue:
   Real Estate Revenue.......... $  11,300     $       -    $ 11,300      100%
   Timber Revenue...............       405           276         129       47
                                 ----------   -----------  ----------
Total Real Estate and Other
  Operations Revenue............    11,705           276      11,429       NM
Cost of Sales - Real Estate
  and Other.....................     2,920           211       2,709       NM
Depletion Expense...............       202           128          74       58
Selling, General and
  Administrative Expense -
  Real Estate and Other.........     1,214           829         385       46
                                 ----------   -----------  ----------
Total Real Estate and Other
  Operating Expenses............     4,336         1,168       3,168       NM
                                 ----------   -----------  ----------
Real Estate and Other
  Operating Income(Loss)........ $   7,369     $    (892)   $  8,261       NM
                                 ==========   ===========  ==========

--------------------
NM - Not meaningful.

Resort Operations:

     Resort operations revenues were $108,827,000 for the fiscal year ended November 1, 2002, an increase of $1,737,000, or 2%, from the 2001 period. Skier visits for the 2002 period declined by 13,000 visits, or 1%, from the 2001 period. Increased season pass sales and higher revenue per skier visit yields more than offset the slightly reduced skier visitation and elimination of paid skier visit insurance revenues. As compared to the fiscal year ended November 2, 2001, revenues for Northstar increased by $798,000, primarily due to higher per skier revenue yields. Revenues for Sierra increased by $1,518,000 due to higher skier visits and increased season pass sales, as well as moderate increases in per skier revenue yields. Revenues for Waterville Valley, Mt. Cranmore and Loon Mountain decreased by $628,000, $688,000 and $985,000, respectively, primarily due to lower skier visits, partially offset by improved per skier revenue yields. The Summit's revenues increased by $3,476,000 due primarily to a significant increase in skier visits, as well as higher season pass revenues and yield improvements. The improvement in per skier revenue yields at the Company's resorts was primarily due to price increases, and to a lesser extent, sales of additional services and products to the Company's guests.

     For the 2000/01 season, the Company entered into four separate paid skier visit insurance policies covering Bear Mountain, Loon Mountain, Waterville Valley and the Summit. For the fiscal year ended November 2, 2001, the Company recorded resort operations revenue of $1,500,000 for claims attributable to lower than agreed upon paid skier visits and snowfall levels under the Summit and Waterville Valley policies. As a result of the underwriters' failure to properly process the Company's claims, in November 2001 the Company filed a lawsuit against the underwriters seeking recovery for breach of contract, breach of covenant of good faith and unfair and deceptive business practices. In April 2002, the underwriters made a partial offer of settlement of $700,000, which the Company accepted with a reservation of all rights and remedies under the terms of the policies and applicable law with respect to its remaining claims. In June 2003, the parties agreed to settle the Company's claims in exchange for a final claim payment of $683,000 tendered to the Company in July 2003.

     For the 1999/00 ski season, the Company arranged for four separate paid skier visit insurance policies covering its Lake Tahoe resorts (Northstar and Sierra), its New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain), Bear Mountain and the Summit. For the fiscal year ended November 2, 2001, resort operations revenues included $254,000 for additional claim recoveries received upon the final settlement of the 1999/00 paid skier visit insurance policies in excess of the amounts recognized in fiscal 2000.

     Cost of sales for resort operations for the fiscal year ended November 1, 2002 were $63,137,000, an increase of $1,847,000, or 3%, as compared to the 2001 period. The increase was the result of the combined effects of the following items: (i) increased workers' compensation provisions of approximately $1,900,000 for unfavorable trends in workers' compensation exposures at the Company's California and Washington resorts, (ii) increased credit card costs, Forest Service permit fees and other variable operating costs related to increased revenues, and (iii) normal inflationary factors.

     Depreciation expense for the fiscal year ended November 1, 2002 was $16,892,000, a decrease of $2,756,000 from the 2001 period. The decline in depreciation expense was primarily due to certain assets acquired in connection with the Company's resort acquisitions in 1996 and 1997 having become fully depreciated.

     The Company's operating results for the fiscal year ended November 2, 2001 reflected goodwill amortization of $2,343,000. Adjusted net loss for the fiscal year ended November 2, 2001 would have been $11,451,000 excluding such goodwill amortization. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each resort. Based on the results of the transitional impairment test, the Company wrote down goodwill by $200,000 for one resort, which has been reflected as the cumulative effect of a change in accounting principle in the accompanying statement of operations for the fiscal year ended November 1, 2002.

     Selling, general and administrative expense for resort operations for the fiscal year ended November 1, 2002 were $21,400,000, an increase of $801,000, or 4%, as compared to the 2001 period. The increase in total selling, general and administrative expense between the 2002 and 2001 periods was principally due to the following factors: (i) an increase in payroll due to the addition of certain resort and corporate management and administrative positions, as well as increased commission costs due to higher commissionable sales, and (ii) normal inflationary factors.

     Resort operating income for the fiscal year ended November 1, 2002 was $7,398,000, an increase of $4,250,000 over the operating income generated for the 2001 period, as a result of the factors discussed above.

Real Estate and Other:

     Revenues from real estate operations for the fiscal year ended November 1, 2002 were $11,300,000, due to the close of escrow on 25 lots within the Unit 7 development at Northstar. There were no real estate sales in the 2001 period. Timber operations contributed revenues of $405,000 in the 2002 period as compared to $276,000 in the 2001 period.

     Cost of sales for real estate and timber operations for the fiscal year ended November 1, 2002 was $2,920,000, including noncash cost of real estate sales of $2,478,000, primarily as a result of the close of escrow on 25 lots within the Unit 7 development at Northstar. Cost of sales for timber operations for the fiscal year ended November 2, 2001 were $211,000.

     Selling, general and administrative expense for real estate and other were $1,214,000 for the fiscal year ended November 1, 2002, an increase of $385,000 from the 2001 period due primarily to increased real estate professional fees and incentive provisions.

     Operating income for real estate and other operations was $7,369,000 for the fiscal year ended November 1, 2002, an increase of $8,261,000 from the operating loss incurred for the fiscal year ended November 2, 2001, as a result of the factors discussed above.

Interest Expense and Other Items:

     Interest expense for the fiscal year ended November 1, 2002 totaled $15,281,000, a decrease of $1,541,000, or 9%, from the Company's interest expense for the fiscal year ended November 2, 2001, as a result of lower average interest rates and reduced borrowings.

     The Company recognized gains on the early retirement of debt of $2,761,000 and $1,723,000 for the fiscal years ended November 1, 2002 and November 2, 2001, respectively, relating to the repurchase of its Senior Notes.

     The Company's income from continuing operations for the fiscal year ended November 1, 2002 was $1,016,000, an increase of $14,672,000 from the loss from continuing operations of $13,656,000 for the 2001 period, as a result of the factors discussed above.

     As of November 1, 2002 and November 2, 2001, the Company had estimated net operating loss carryforwards of approximately $90,000,000 and $84,700,000, respectively, for federal income tax reporting purposes. The tax benefits of such net operating losses are fully offset by a valuation reserve. Accordingly, during the fiscal years ended November 1, 2002 and November 2, 2001, no income tax benefit has been provided.

     On October 10, 2002, the Company consummated the sale of all of the capital stock of Bear Mountain, Inc., the owner and operator of the Bear Mountain ski resort, to Snow Summit Ski Corporation for a purchase price of $12,000,000 in cash, subject to certain adjustments for working capital, assumed debt and allocations of off-season operating losses and capital expenditures. The purchase price was determined through arms-length negotiations. As a result of the disposal, the Company has reflected the historical operating results of Bear Mountain as discontinued operations in its consolidated statements of operations. Based on the terms of the transaction, the Company recognized a loss on sale of $3,235,000 during the fiscal year ended November 1, 2002. Additional financial information relating to Bear Mountain is included in Note 9 to the accompanying consolidated financial statements.

     The Company recognized income from the discontinued operations of Bear Mountain, excluding the loss recorded on the sale of the capital stock of Bear Mountain, of $549,000 for the fiscal year ended November 1, 2002, an increase of $687,000 from the loss generated during the 2001 period. The increase was primarily the result of reduced depreciation expense as certain assets acquired as part of the acquisition of Bear Mountain in 1996 had become fully depreciated, partially offset by (i) decreased revenues principally as a result of lower skier visits during the 2001/02 ski season, and (ii) increased cost of sales primarily as a result of the Company's involvement in electrical rate proceedings and other regulatory matters involving Bear Mountain.

     The  Company's  net loss for the  fiscal  year ended  November  1, 2002 was
$1,870,000,  an  improvement  of  $11,924,000  from the net loss of  $13,794,000 generated for the fiscal year ended November 2, 2001, as a result of the factors discussed above.

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

     Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement with Fleet National Bank, as administrative agent ("Agent"), and certain lenders. The Senior Credit Facility has since been amended three times, most recently on June 13, 2003 (as so amended the "Senior Credit Facility"). The following summary of the terms of the Senior Credit Facility, is qualified by reference to the complete agreement governing the Senior Credit Facility, a copy of which has been filed as an exhibit to our periodic reports.

     The Senior Credit Facility provides a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with outstanding borrowings as of October 31, 2003 of $21,000,000. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The draw period under the Term Facility has expired. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005. Borrowings under the Senior Credit Facility are secured by (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and
(b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

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

     On June 13, 2003, the Company obtained an amendment and waiver (the "Amendment and Waiver") from the lenders under the Senior Credit Facility, which modified the financial covenants under the Senior Credit Facility. After giving effect to the Amendment and Waiver, the Company is required to have a Minimum Resort EBITDA of (i) $19,000,000 during each rolling four quarter period through January 30, 2004, (ii) $23,500,000 during each rolling four quarter period from January 31, 2004 through January 28, 2005 and (iii) $26,500,000 during each rolling four quarter period from January 29, 2005 and thereafter. It is also required to maintain (a) a minimum Leverage Ratio of (i) 1 to 1 from August 2, 2003 through October 31, 2003, (ii) 1.1 to 1 from November 1, 2003 through January 30, 2004, (iii) 1.2 to 1 from January 31, 2004 through January 28, 2005 and (iv) 1.3 to 1 thereafter and (b) a maximum Adjusted Leverage Ratio of (i) ..65 to 1 from August 2, 2003 through October 31, 2003, (ii) .55 to 1 from November 1, 2003 through October 29, 2004, (iii) .50 to 1 from October 30, 2004 through October 28, 2005 and (iv) .45 to 1 thereafter.

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

     For purposes of calculating interest, loans under the Senior Credit Facility can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) the Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit Facility) for loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility bore interest at an annual rate of 5.12% as of October 31, 2003 pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility bore interest at a weighted average annual rate of 5.14% as of October 31, 2003 pursuant to elections under both the base rate and LIBOR rate options.

     Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's Senior Notes. Initial borrowings of $25,000,000 under the Term Facility were used to repurchase the Company's Senior Notes, together with accrued and unpaid interest thereon. As of October 31, 2003, outstanding borrowings under the Revolving Credit Facility and Term Facility were $17,750,000 and $21,000,000, respectively. Following October 31, 2003, outstanding borrowings under the Revolving Credit Facility peaked at $18,900,000 on December 2, 2003. As of January 26, 2004, there were no amounts outstanding under the Revolving Credit Facility.

     The Company had a net working capital deficit of $52,233,000 as of October 31, 2003 (including $17,750,000 in outstanding borrowings under the Revolving Credit Facility), which will negatively affect liquidity during 2004. The Company's net working capital deficit as of October 31, 2003 was due in part to unearned revenue and deposits from resort operations of $14,739,000 for season pass and membership product sales, lodging deposits and other prepaid products, as well as real estate deposits of $5,610,000. The Company's working capital deficit as of November 1, 2002 was $35,935,000 (including $1,245,000 in outstanding borrowings under the Revolving Credit Facility).

     The Company generated cash from operating activities of $13,684,000 for the fiscal year ended October 31, 2003 as compared to $23,523,000 for the fiscal year ended November 1, 2002. The decrease in operating cash flows was primarily due to reduced revenues and a higher net loss in the 2003 period and timing differences in accounts payable and accrued liabilities.

     Cash used in investing activities totaled $8,787,000 and $782,000 for the fiscal years ended October 31, 2003 and November 1, 2002, respectively. The results for the 2003 and 2002 periods primarily reflect capital expenditures for the purchase of property and equipment and real estate held for development and sale. In addition, the results for the 2002 period reflect proceeds of $11,954,000 from the sale of the Bear Mountain resort.

     Cash used in financing activities totaled $4,752,000 for the fiscal year ended October 31, 2003, which reflects net borrowings under the Revolving Credit Facility of $16,505,000, scheduled payments of long-term debt of $5,991,000 and the repurchase of $16,000,000 aggregate principal amount of the Company's Senior Notes for $15,080,000. Cash used in financing activities totaled $22,535,000 for the fiscal year ended November 1, 2002, which reflects net repayments under the Revolving Credit Facility of $16,383,000, and scheduled repayments of long-term debt and preferred stock of $2,361,000 and $1,151,000, respectfully. Additionally, financing activities for the 2002 period reflect borrowings of $25,000,000 under the Term Facility, which together with available cash resources, were used to repurchase $29,325,000 aggregate principal amount of Senior Notes for $25,588,000.

     The Company's capital expenditures for property and equipment during the fiscal year ended October 31, 2003 were $7,335,000 (including $890,000 of equipment acquired through capital leases). As of October 31, 2003, the portion of fiscal 2003 capital programs which will be expended in fiscal 2004 is estimated to be approximately $1,500,000, which excludes grooming equipment to be acquired under capital leases. The Company has not yet determined the scope of potential expansion capital projects that may be undertaken as part of its 2004 capital cycle. Maintenance capital spending for the Company's 2004 capital cycle is preliminarily estimated to be in the range of $6,000,000 to $6,500,000. Capital expenditures for real estate development projects in fiscal 2004 are preliminarily estimated to range between $3,000,000 and $3,500,000. The Company plans to fund future capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and/or borrowings under the Revolving Credit Facility. Commitments for future capital expenditures for property and equipment and real estate development were approximately $4,700,000 at October 31, 2003.

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

     In December 2003, the Company closed escrow on the final three lots within the Unit 7A subdivision at Northstar for an aggregate sales price of $2,798,000. The Company does not anticipate that it will sell any additional single family real estate at Northstar during the remainder of fiscal 2004.

     The Company's liquidity has been and will continue to be significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes will be limited. In addition, the Company's high level of debt may increase its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. During the fiscal year ended October 31, 2003, the Company experienced a significant decline in its operating performance due to weather challenges at its three largest resorts, which will negatively affect liquidity in future periods. In response, the Company reduced its resort capital expenditures for its 2003 capital cycle, and undertook cost-cutting initiatives in an effort to improve its financial performance in future periods. In addition, the Company sold 12 lots within the Unit 7A subdivision at Northstar, which generated significant cash proceeds during fiscal 2003. Any further significant decline in the Company's expected operating performance could have a material adverse effect on the Company's ability to service its debt and make required capital expenditures. Due to the expected absence of significant real estate sales in fiscal 2004, the Company will be more dependent upon cash flows from resort operations to service its indebtedness, fund necessary capital expenditures and support working capital requirements.

     In addition, the Senior Credit Facility and the Indenture governing the Company's Senior Notes each contain covenants that, among other things, significantly limit the Company's ability to obtain additional sources of capital and may affect the Company's liquidity. These covenants restrict the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any other person, or transfer all or substantially all of the assets of the Company. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer. The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. On June 13, 2003, the Company obtained an amendment from the lenders under the Senior Credit Facility modifying these covenants prospectively and a waiver of defaults that had arisen as a result of the Company's operating performance through May 2, 2003. The Company was in compliance with the amended covenants under the Senior Credit Facility as of October 31, 2003. The Company's ability to meet these financial covenants may be affected by events beyond its control, and there can be no assurance that the Company will meet those covenants.

     As of October 31, 2003, the Company had $104,811,000 of total long-term debt. The Company expects that existing cash, cash generated from operations and cash proceeds of real estate sales at Northstar, together with borrowing availability, will be adequate to fund the Company's debt service and other cash operating requirements over the next 12 months. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

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

Contractual Obligations and Off-Balance Sheet Arrangements

     The Company's significant contractual obligations include long-term debt (including capital lease obligations), operating leases, purchase obligations and other long-term liabilities. As of October 31, 2003, the Company's scheduled maturities of long-term debt, operating lease commitments, purchase obligations and other long-term liabilities for the periods indicated were as follows:

                                                  Payments Due By Period
                                           -------------------------------------
                                                       One to          More Than
                                           Less Than   Three   Three to    Five
                                   Total   One Year    Years  Five Years  Years
                                ---------  --------  --------  -------- --------
                                                  (In thousands)
Long-term Debt and Capital
  Lease Obligations............ $ 104,811  $  6,429  $ 18,180  $ 80,202 $     -
Operating Lease Obligations....     4,897     1,239     1,424       218   2,016
Purchase Obligations...........     2,600     2,600         -         -       -
Other Long-term Liabilities....       741         -       295       179     267
                                ---------  --------  --------  -------- --------
Total.......................... $ 113,049  $ 10,268  $ 19,899  $ 80,599 $ 2,283
                                =========  ========  ========  ======== ========

     For further information regarding the Company's long-term debt and capital lease and operating lease obligations, see Notes 5 and 6 to the accompanying consolidated financial statements.

     In connection with certain single family real estate development projects at Northstar, self-insured workers' compensation arrangements for the Summit and certain other aspects of its operations, the Company has arranged for surety bonds from third-party surety bonding companies or letters of credit from financial institutions. The aggregate amount of surety bonds and letters of credit in place at October 31, 2003 were approximately $3,800,000 and $585,000, respectively. Under the terms of the Senior Credit Facility, the letters of credit in the amount of $585,000 reduce the Company's borrowing capacity under the Revolving Credit Facility.

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

     Revenue Recognition for Resort Operations - Revenues from resort operations are generated from a wide variety of sources, including lift ticket sales, snow school lessons, equipment rentals, retail product sales, food and beverage operations, lodging and property management services and other recreational activities, and are recognized when services are provided and products are sold. Sales of season passes are initially deferred in unearned revenue and recognized ratably over the expected season. Revenues relating to paid skier visit insurance arrangements in prior years were recognized based on an evaluation of the policy arrangements, actual and forecasted skier visits, actual snowfall amounts and other relevant factors. The Company also periodically evaluates the collectibility of all of its receivables, and, if necessary, provides for an adequate allowance for doubtful accounts.

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

     Valuation of Long-Lived Assets and Goodwill - The Company periodically evaluates whether there are facts and circumstances that indicate potential impairment of its long-lived assets. If impairment indicators are present, the Company reviews the carrying value of its long-lived assets for continued appropriateness. The Company also performs periodic impairment tests for recorded goodwill. The impairment evaluations for long-lived assets and goodwill are based upon projections of future cash flows, estimated purchase multiples and other relevant factors. While the Company believes its estimates are reasonable, different assumptions could materially affect these evaluations. During the fiscal year ended October 31, 2003, the Company recognized a non-cash impairment charge of $350,000 for certain previously capitalized planning and design costs for a project which is in the process of being redesigned. As of October 31, 2003, the Company believes there has not been any impairment of its other long-lived assets or goodwill.

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

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF Issue No. 94-3 required an entity to recognize a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company's consolidated financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46"), which has been subsequently deferred and revised by the FASB on several dates. This interpretation addresses consolidation and reporting by business enterprises of variable interest entities ("VIEs"). VIEs are entities for which control is achieved through means other than voting rights. FIN No. 46, as revised, provides for various effective dates for adoption of the interpretation's provisions depending upon the date of formation of the VIEs and their nature. FIN No. 46 has not had, and is not expected to have, a significant effect on the Company's consolidated financial position or the results of operations.

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

     We have debt that is substantially greater than our shareholder's equity (deficit) and a significant portion of our cash flows from operations will be used to satisfy our debt obligations. For the fiscal years ended October 31, 2003 and November 1, 2002, our consolidated interest expense was $12,492,000 and $15,281,000, respectively. Our Senior Credit Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October through October 31, 2005, the maturity date of the Senior Credit Facility. Our Senior Notes mature in March 2007. Therefore, a downturn in our business could limit our ability to make payments to satisfy our debt obligations. The following chart sets forth certain important information regarding our capitalization and is presented as of or for the fiscal years ended October 31, 2003 and November 1, 2002:

                                           October 31, 2003    November 1, 2002
                                           ----------------    -----------------

  Total indebtedness.....................  $    122,561,000    $   127,157,000
  Shareholder's equity (deficit).........  $     (2,798,000)   $     2,563,000
  Total capitalization...................  $    119,763,000    $   129,720,000
  Debt to total capitalization...........               102%                98%
  Ratio of earnings to fixed charges
   (coverage deficiency).................  $     (5,496,000)         1.05 to 1


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

     Ski resort operations are highly seasonal. Over the last three fiscal years, we have realized an average of approximately 92% of our resort operations revenues and all of our resort operating income during our first and second fiscal quarters. Further, a significant portion of resort operations revenue was generated during the Christmas and Presidents' Day vacation weeks and other winter holiday periods. In addition, our resorts typically experience operating losses and negative cash flows during our third and fourth fiscal quarters. During the third and fourth fiscal quarters in 2003, for example, we had resort operating losses aggregating approximately $21,300,000 and negative cash flow from resort operations aggregating approximately $11,600,000.

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

Revenues, operating income and cash flows from our real estate business are highly variable.

     Historically, our real estate and other revenues have consisted primarily of sales of single family lots, development real estate and timber at Northstar. The revenues, operating income and cash flows of the real estate segment are highly variable. Revenues for the real estate and other segment were $10,084,000, $11,705,000 and $276,000 for the fiscal years ended October 31,
2003, November 1, 2002 and November 2, 2001, respectively. With the exception of the sale of the final three lots within the Unit 7A subdivision at Northstar in December 2003, and the transfer and sale of the remaining Development Real Estate (as defined herein) at Northstar in December 2003 (the cash proceeds of which were received during the year ended November 1, 2002 and deferred as a deposit liability), we do not currently anticipate the sale of any additional real estate at Northstar during fiscal 2004. Due to the expected absence of significant real estate sales in fiscal 2004, the Company will be more dependent upon cash flows from resort operations to service its indebtedness, fund necessary capital expenditures and support working capital requirements.

Acts of terrorism could have an adverse effect on tourism and the availability of air travel and could decrease customer traffic to our resorts.

     Acts of terrorism, including the ongoing effects of the September 11, 2001 terrorist attacks, on potential customers' propensity to travel to our resorts is unclear. If these events were to depress the public's propensity to take vacations requiring air travel, it could have an adverse effect on our results of operations. Our Northstar resort in particular is partially dependent on customers arriving by air transportation, and any significant disruption in the public's willingness or ability to travel by air could adversely impact our results of operations.

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

Recent Trends and Outlook

     Recent trends affecting the Company's early season results for the 2003/04 ski season include the following:

     o The opening dates for the Company's resorts for the 2003/04 and 2002/03 ski seasons were as follows:

                                       2003/04 Season         2002/03 Season
                                       -----------------      -----------------
           Northstar.............      November 22, 2003      November 22, 2002
           Sierra................      November 14, 2003      December 16, 2002
           Waterville Valley.....      November 22, 2003      November 22, 2002
           Mt. Cranmore..........      December 13, 2003      November 29, 2002
           Loon Mountain.........      November 26, 2003      November 15, 2002
           The Summit............      November 29, 2003      December 27, 2002

     o As a result of improved early season snowfall, Sierra experienced a much earlier opening for the 2003/04 season. However, business volumes at Northstar and Sierra were negatively impacted for several days during the later portion of the Christmas holidays due to two major storms that hit the Lake Tahoe region. Although total skier visitation at the Company's Lake Tahoe resorts through late-January 2004 was generally consistent with the corresponding period of the 2002/03 season, these resorts have experienced a meaningful shift in the mix of skier visitors from paid visitors to season pass visitors. This trend will likely result in lower lift ticket revenues in the current season.

     o From November 2003 through late-January 2004, the northeastern United States has experienced relatively inconsistent weather patterns, including, at varying times, major snowstorms, warm temperatures, periods of heavy rainfall, and, most recently, extended periods of bitterly cold temperatures. Due to the weather volatility, business volumes at the Company's New Hampshire resorts through late-January 2004 have declined measurably from the level of skier visitation during the comparable period of the 2002/03 season.

     o Due to a return to more normal weather patterns, for the early part of the 2003/04 season the Company has experienced a significant rebound in skier visitation at its Summit resort in Washington.

     o A meaningful portion of the Company's customer base is comprised of committed season pass holders. Through late-January 2004, the Company's 2003/04 season pass sales were approximately 10% higher than the total level of season passes sold for the 2002/03 ski season. A portion of the increase is attributable to the introduction of new pass products which could reduce sales of other lift ticket products.

Forward-Looking Statements

     Except for historical matters, the matters discussed in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The reader can identify these statements by forward-looking words such as "may," "will," "expect," "plan," "intend," "anticipate," "believe," "estimate," and "continue" or similar words. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect the Company's business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:

          o    Uncertainty as to future financial results,
          o    The  substantial  leverage  and  liquidity   constraints  of  the
               Company,
          o Significant operating restrictions under the Company's debt agreements,
          o The capital intensive nature of development of the Company's ski resorts,
          o    Uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements,
          o    Uncertainties regarding the timing and success of our real estate development projects and their ultimate impact on our operating results,
          o    Demand for and costs associated with real estate development,
          o The discretionary nature of consumers' spending for skiing and resort real estate,
          o    Regional and national economic conditions,
          o    Weather conditions,
          o Negative demand for our services and products resulting from potential terrorism threats,
          o    Availability and cost of commercial air service,
          o    The threat, commencement or continuation of wars,
          o Availability and terms of insurance coverage, as well as increases in the cost of insurance coverage,
          o    Natural disasters (such as earthquakes and floods),
          o    Competition and pricing pressures,
          o Governmental regulation and litigation and other risks associated with expansion and development,
          o    The  adequacy  of the  water  supplies  at each of the  Company's resorts,
          o Availability of adequate energy supplies for the operation of the Company's resorts, including snowmaking operations, and volatility in the prices charged for energy and fuel,
          o The occupancy of leased property and property used pursuant to the United States Forest Service permits, and
          o    Other factors identified under "- Risk Factors" above.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for risks related to interest rate fluctuations. As of October 31, 2003, the Company had debt outstanding (including borrowings under the Revolving Credit Facility) with a carrying value of $122,561,000 and an estimated fair value of approximately $122,000,000.

     Fixed interest rate debt outstanding as of October 31, 2003, which excludes borrowings under the Senior Credit Facility, was $83,811,000, carried an average interest rate of approximately 12.4%, and matures as follows:

                                 Year Ending October
                 ------------------------------------------------
                 2004     2005      2006      2007      Total
                 ----     ----      ----      ----     ---------

Senior Notes   $     -  $     -  $      -  $  80,175   $  80,175
Other Debt       2,429    1,050       130         27       3,636
               -------  -------  --------   --------   ---------
               $ 2,429  $ 1,050  $    130  $  80,202   $  83,811
               =======  =======  ========   ========   =========

     The amount of borrowings under the Revolving Credit Facility and Term Facility as of October 31, 2003 were $17,750,000 and $21,000,000, respectively. For purposes of calculating interest, borrowings under the Senior Credit Facility can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Borrowings outstanding under the Term Facility as of October 31, 2003 bore interest at an annual rate of 5.12% pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility as of October 31, 2003 bore interest at a weighted average annual rate of 5.14% pursuant to elections under both the base rate and LIBOR rate option.

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

Item 9a. Controls and Procedures

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

     b) There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended October 31, 2003 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors, Executive Officers and Key Employees

     The following table sets forth information with respect to the directors, executive officers and other key employees of the Company and Parent, of which the Company is a wholly-owned subsidiary.

        Name                 Age                          Position

George N. Gillett, Jr....... 65      Chairman of the Board of Directors; Chief
                                     Executive Officer, Assistant Secretary, and
                                     Director of the Company and Parent
Christopher P. Ryman........ 52      President, Chief Operating Officer and
                                     Assistant Secretary of the Company, and
                                     President and Assistant Secretary of Parent
Elizabeth J. Cole........... 43      Executive Vice President, Chief Financial
                                     Officer, Treasurer and Assistant Secretary
                                     of the Company and Parent
Timothy H. Beck............. 53      Executive Vice President, Planning of the
                                     Company
Brian J. Pope............... 41      Vice President of Accounting and Finance,
                                     Assistant Treasurer and Assistant Secretary
                                     of the Company, and Vice President and
                                     Assistant Secretary of Parent
David G. Corbin............. 51      Vice President of Resort Development of
                                     the Company
Ross D. Agre................ 35      Vice President and General Counsel and
                                     Secretary of the Company and Parent
Julianne Maurer............. 47      Vice President of Marketing and Sales of
                                     the Company
Susan L. Tjossem............ 50      Vice President Guest Experience and Product
                                     Development of the Company
Mark St. J. Petrozzi........ 44      Vice President of Risk Management of the
                                     Company
Laura B. Moriarty........... 48      Vice President of Human Resources of the
                                     Company
Gary M. Pelletier........... 42      Director of the Company and Parent
Scott A. McFetridge......... 43      Director of the Company and Parent
Dean C. Kehler.............. 47      Director of the Company and Parent
Edward Levy................. 40      Director of the Company and Parent
Timothy Silva............... 52      General Manager - Northstar
John A. Rice................ 48      General Manager - Sierra
Thomas H. Day............... 49      General Manager - Waterville Valley
Ted M. Austin............... 43      General Manager - Mt. Cranmore
Rick F. Kelley.............. 48      General Manager - Loon Mountain
Dan Brewster................ 43      General Manager - Summit


     George N. Gillett, Jr. Mr. Gillett has been the Chairman of the Board of Directors of the Company since its formation in October 1996 and Chief Executive Officer since October 1997. Mr. Gillett has been Chairman, Chief Executive Officer and President since December 1999 of Booth Creek Management Corporation (formerly Booth Creek, Inc.), which oversees Mr. Gillett's family business interests and provides certain management services to the Company. See Part III,
Item 13. "Certain Relationships and Related Transactions - Management Agreement with Booth Creek Management Corporation." Since July 2001, Mr. Gillett has been Chairman of Club de Hockey Canadien, Inc., which owns and operates the Montreal Canadiens hockey team, and has been the managing general partner of the entity that owns and operates the Centre Bell stadium in Montreal. Mr. Gillett has been Chairman and Chief Executive Officer since June 2000 of GT Acquisition I, LLC, which acquired the Grand Targhee Ski and Summer Resort from the Company in 2000. In addition, Mr. Gillett has served in various capacities in several privately held companies engaged in the processing and marketing of meat and poultry products, including Chairman since September 2002 of Swift Foods Company, Vice Chairman since March 2002 of KDSB Holdings, LLC, Vice Chairman since January 2002 of BC Natural Foods, LLC, Chairman of Packerland Packing Company from August 1994 to July 2001 and Chairman of Corporate Brand Foods America, Inc. from January 1997 to February 2000. Mr. Gillett has also served as Chairman since May 1997 of Northland Holdings, Inc., a company engaged in marine transportation, as Chairman and President since January 2001 of GNBC Holdings Corp., a producer of landscaping and gardening products, and as Manager since January 2003 of Spraddle Creek Auto Investment, LLC, a company in the automotive dealership business.

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

     Gary M. Pelletier. Mr. Pelletier has been a director of the Company since October 2001. Mr. Pelletier has been with John Hancock Life Insurance Company ("John Hancock") since June 2001 and currently serves as a Managing Director with the Bond and Corporate Finance Group. Mr. Pelletier is responsible for a portfolio of investments specializing in media, entertainment and recreational related businesses, and has investment responsibilities with respect to Hancock Mezzanine Partners L.P., a shareholder of Parent. Prior to June 2001, Mr. Pelletier was employed by State Street Corporation since 1987, and most recently was in charge of Global Fixed Income Credit Research for State Street Global Advisors, the asset management arm of State Street Corporation.

     Scott A. McFetridge. Mr. McFetridge has been a director of the Company since December 2003. Mr. McFetridge is a Managing Director in the Bond and Corporate Finance Group of John Hancock, and has been employed by John Hancock since June 1983. Mr. McFetridge is a Vice President of Hancock Mezzanine Advisors LLC, a subsidiary of John Hancock, and the managing member of the general partner of three funds that invest in mezzanine debt securities including Hancock Mezzanine Partners L.P., a shareholder of Parent. Mr. McFetridge is also a director of KDSB Holdings, LLC.

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

Board of Directors

     All directors of Booth Creek and Parent hold office until the respective annual meeting of stockholders next following their election, or until their successors are elected and qualified. On October 3, 2003, George N. Gillett, Jr., Gary M. Pelletier, Dean C. Kehler and Edward Levy were re-elected to serve as members of the Board of Directors of Parent and the Company, and George N. Gillett, Jr. was re-appointed as Chairman of the Board of Directors of the Company. On December 3, 2003, Scott A. McFetridge was elected to the Board of Directors of Parent and the Company. See Part III, Item 13. "Certain Relationships and Related Transactions - Stockholders Agreements."

     During the fiscal year ended October 31, 2003 and as of the date of this Report, neither the Board of Directors of Booth Creek nor Parent had any committees, including any audit committee. The Company is not an issuer as defined in the Sarbanes-Oxley Act of 2002 and it does not have a class of securities listed on any securities exchange. All decisions relating to the selection, compensation and oversight of the Company's independent auditors are made by the Company's Board of Directors. The functions of an audit committee are carried out by the full Board of Directors of the Company. We do not believe that any of the Company's directors qualifies as an "audit committee financial expert." As disclosed in this Report, Parent is the Company's sole shareholder, and the Board of Directors of the Company and Parent are identical. The Board of Directors of Parent is determined pursuant to the provisions of a stockholders agreement. See Part III, Item 13. "Certain Relationships and Related Transactions - Stockholders Agreements."

     The Company believes that the members of the Company's Board of Directors have demonstrated that they are capable of analyzing and evaluating the
Company's   financial   statements  and  understanding   internal  controls  and
procedures for financial reporting. In addition, the Company believes that retaining a director who would qualify as an "audit committee financial expert" would be costly and burdensome and is not warranted in the circumstances.

Code of Ethics

     Effective January 14, 2003, the Company adopted a Code of Business Conduct and Ethics applicable to its Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President of Accounting and Finance. A copy of the Code of Business Conduct and Ethics is incorporated herein by reference as Exhibit 14.1 of this Report.

Item 11. Executive Compensation

Compensation of Executive Officers

     The following table sets forth the compensation paid by Booth Creek to (i) its Chairman of the Board and Chief Executive Officer and (ii) each of the four most highly compensated executive officers of the Company in fiscal 2003 (collectively, the "Named Executives"), for services rendered in all capacities to the Company during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                            Long-Term
                                     Annual Compensation   Compensation
                                  -----------------------  ------------
                                                     Other   Restricted  All
                                                    Annual     Stock    Other
                                   Salary   Bonus    Comp.    Awards   Compen-
Name and Principal Position Year    ($)      ($)    ($)(1)    ($)(2)   sation($)
--------------------------- ---    ------   ------ --------- -------- ---------
George N. Gillett, Jr....   2003        -        -      -         -        -
  Chairman of the Board,    2002        -        -      -         -        -
  Chief Executive Officer   2001        -        -      -         -        -
  and Director (3)

Christopher P. Ryman.....   2003  400,000        -      -         -   20,436(4)
  President, Chief          2002  335,000  175,000      -         -   16,425(5)
  Operating Officer and     2001  335,000  167,500      -    11,536   11,026(6)
  Assistant Secretary

Elizabeth J. Cole........   2003  350,000        -      -         -   18,496(7)
  Executive Vice President, 2002  275,000  175,000      -         -   14,388(8)
  Chief Financial Officer,  2001  275,000  165,000      -    11,536   10,447(9)
  Treasurer and Secretary

Timothy H. Beck..........   2003  210,000   20,000      -         -   14,612(10)
  Executive Vice            2002  195,000   70,000      -         -   12,855(11)
  President, Planning       2001  195,000   78,000      -     1,960    8,668(12)

Brian J. Pope............   2003  210,000   25,000      -         -   11,437(13)
  Vice President of         2002  185,000   95,000      -         -    9,742(14)
  Accounting and            2001  185,000   95,000      -     2,800    7,995(15)
  Finance, Assistant
  Treasurer,
  Assistant Secretary

--------------------------


(1) Each person's other annual compensation is below the threshold required to be disclosed under the applicable rules of the Securities and Exchange Commission.
(2) The amounts disclosed in this column reflect the dollar values of restricted shares granted during fiscal 2001 pursuant to Parent's 2001 Incentive Stock Plan. The total number of restricted shares held by the Named Executives and their aggregate market value as of October 31, 2003 were as follows: Christopher P. Ryman, 824 shares valued at $11,536; Elizabeth J. Cole, 824 shares valued at $11,536; Timothy H. Beck, 140 shares valued at $1,960; and Brian J. Pope, 200 shares valued at $2,800.
(3) Mr. Gillett is the sole shareholder, sole director and Chief Executive Officer of Booth Creek Management Corporation which, pursuant to the Management Agreement (as defined below), provides the Company with management services. See Part III, Item 13. "Certain Relationships and Related Transactions - Management Agreement with Booth Creek Management Corporation."
(4) Consists of a 401(k) matching contribution of $12,347, term life insurance premiums of $2,949 and excess disability premiums of $5,140.
(5) Consists of a 401(k) matching contribution of $9,742, term life insurance premiums of $1,463 and excess disability premiums of $5,220.
(6) Consists of a 401(k) matching contribution of $8,838 and term life insurance premiums of $2,188.
(7) Consists of a 401(k) matching contribution of $11,898, term life insurance premiums of $3,615 and excess disability premiums of $2,983.
(8) Consists of a 401(k) matching contribution of $8,427, term life insurance premiums of $3,615 and excess disability premiums of $2,346.
(9) Consists of a 401(k) matching contribution of $8,352 and term life insurance premiums of $2,095.

(10) Consists of a 401(k) matching contribution of $8,715, term life insurance premiums of $1,765 and excess disability premiums of $4,132.
(11) Consists of a 401(k) matching contribution of $7,202, term life insurance premiums of $1,765 and excess disability premiums of $3,888.
(12) Consists of a 401(k) matching contribution of $6,903 and term life insurance premiums of $1,765.
(13) Consists of a 401(k) matching contribution of $9,534 and excess disability premiums of $1,903.
(14) Consists of a 401(k) matching contribution of $7,814 and excess disability premiums of $1,928.
(15) Consists of a 401(k) matching contribution.

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

     Under the Parent 2001 Stock Incentive Plan, Parent entered into restricted stock arrangements with Christopher P. Ryman, Elizabeth J. Cole, Timothy H. Beck and Brian J. Pope (each a "Holder") which provided for the issuance of 824, 824, 140 and 200 restricted shares, respectively. Each Holder was vested with respect to 100% of the shares on November 1, 2003. Holders are entitled to receive dividends on restricted shares to the same extent as holders of unrestricted shares. Holders are also entitled to deferred compensation from Parent pursuant to a specified formula, which is paid upon sale of their shares or under certain other circumstances.

Employment and Other Agreements

     Christopher P. Ryman

     For the period from May 1, 2000 through October 31, 2003, the Company and Parent were parties to an employment agreement, as amended and restated, with Christopher P. Ryman, President and Chief Operating Officer of the Company and Parent. The employment agreement expired on October 31, 2003. The Company, Parent and Mr. Ryman are currently negotiating a renewal of his employment arrangements in substantially similar form to the prior employment agreement. Pending the renewal of his employment agreement, Mr. Ryman receives materially the same salary and benefits as provided under the prior employment agreement. However, there can be no assurance that the Company and Parent will enter into a new agreement with Mr. Ryman or on similar terms. Outlined below is a summary of the significant terms and conditions of the prior employment agreement for Mr. Ryman.

     For the fiscal year ended October 31, 2003, Mr. Ryman received a base salary of $400,000 from the Company, which is subject to annual review and increase as Mr. Ryman and the Company may agree. The agreement provides that the Company's Board of Directors will establish reasonable performance incentive goals for Mr. Ryman for each fiscal year, with a bonus target of 50% of his base salary if such goals are obtained. Mr. Ryman is also eligible for separate incentive compensation from Parent. Under the terms of his employment agreement, Mr. Ryman is eligible to participate in the health, disability and retirement plans offered to executives of the Company, at participation levels and with benefits not less favorable than those provided to the plans' respective highest ranking participants. In addition, Mr. Ryman is entitled to certain supplemental disability and life insurance benefits. Mr. Ryman and a designee of his choice are eligible for certain membership benefits in clubs owned or controlled by the Company or its affiliates, or clubs in which the Company or its affiliates may have an interest, as further described in the employment agreement. The employment agreement also provides that the Company shall convey to Mr. Ryman a single family lot from two alternative sites at the Northstar resort. Further, the Company and Parent are required to reimburse Mr. Ryman for all reasonable and necessary expenses incurred by him in the discharge of his duties and have agreed to indemnify him to the maximum extent permitted by Delaware law. In the event that the Company requires Mr. Ryman to relocate his residence, the employment agreement provides that the Company and Mr. Ryman shall agree upon a reasonable relocation package.

     In accordance with Mr. Ryman's employment agreement, Parent has issued to Mr. Ryman 824 shares of its Class B Common Stock in the form of restricted stock. The restricted stock is subject to a stockholders agreement. See Part III, Item 13. "Certain Relationships and Related Transactions - Stockholders Agreements."

     Under the terms of his employment agreement, Mr. Ryman's employment may be terminated upon:

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

     Elizabeth J. Cole

     For the period from May 1, 2000 through October 31, 2003, the Company and Parent were parties to an employment agreement, as amended and restated, with Elizabeth J. Cole, Executive Vice President and Chief Financial Officer of the Company and Parent. The employment agreement expired on October 31, 2003. The Company, Parent and Ms. Cole are currently negotiating a renewal of her employment arrangements in substantially similar form to the prior employment agreement. Pending the renewal of her employment agreement, Ms. Cole receives materially the same salary and benefits as provided under the prior employment agreement. However, there can be no assurance that the Company and Parent will enter into a new agreement with Ms. Cole or on similar terms. Outlined below is a summary of the significant terms and conditions of the prior employment agreement for Ms. Cole.

     For the fiscal year ended October 31, 2003, Ms. Cole received a base salary of $350,000 from the Company, which is subject to annual review and increase as Ms. Cole and the Company may agree. The agreement provides that the Company's Board of Directors will establish reasonable performance incentive goals for Ms. Cole for each fiscal year, with a bonus target of 50% of her base salary if such goals are obtained. Ms. Cole is also eligible for separate incentive compensation from Parent. Under the terms of her employment agreement, Ms. Cole is eligible to participate in the health, disability and retirement plans offered to executives of the Company, at participation levels and with benefits not less favorable than those provided to the plans' respective highest ranking participants. In addition, Ms. Cole is entitled to certain supplemental disability and life insurance benefits. Ms. Cole and a designee of her choice are eligible for certain membership benefits in clubs owned or controlled by the Company or its affiliates, or clubs in which the Company or its affiliates may have an interest, as further described in the employment agreement. The employment agreement also provides that the Company shall convey to Ms. Cole a single family lot from two alternative sites at the Northstar resort. Further, the Company and Parent reimburse Ms. Cole for all reasonable and necessary expenses incurred by her in the discharge of her duties and have agreed to indemnify her to the maximum extent permitted by Delaware law. In the event that the Company requires Ms. Cole to relocate her residence, the employment agreement provides that the Company and Ms. Cole shall agree upon a reasonable relocation package.

     In accordance with Ms. Cole's employment agreement, Parent has issued to Ms. Cole 824 shares of its Class B Common Stock in the form of restricted stock. The restricted stock is subject to a stockholders agreement. See Part III, Item
13. "Certain Relationships and Related Transactions - Stockholders Agreements."

     Under the terms of her employment agreement, Ms. Cole's employment may be terminated upon:

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

     Timothy H. Beck

     For the period from July 1, 1997 through October 31, 2003, the Company was a party to an employment agreement, as amended, with Timothy H. Beck, Executive Vice President, Planning of the Company. The employment agreement expired on October 31, 2003. The Company and Mr. Beck are currently negotiating a renewal of his employment arrangements in substantially similar form to the prior employment agreement. Pending the renewal of his employment agreement, Mr. Beck receives materially the same salary and benefits as provided under the prior employment agreement. However, there can be no assurance that the Company will enter into a new agreement with Mr. Beck or on similar terms. Outlined below is a summary of the significant terms and conditions of the prior employment agreement for Mr. Beck.

     For the fiscal year ended October 31, 2003, Mr. Beck received a base salary of $210,000, which is subject to annual review and discretionary increase by the Company. Mr. Beck will also be entitled to receive an annual incentive bonus of up to 50% of his base salary based upon the Company's attainment of certain targeted financial, business and personal goals. Under the terms of his employment agreement, Mr. Beck is entitled to four weeks paid vacation per year and is eligible to participate in the health, disability, retirement, profit sharing, equity award and savings plans offered to other executives of the Company. The employment agreement also provides Mr. Beck with the right to purchase a single family lot at the Company's basis from two alternative sites at the Northstar resort. In addition, pursuant to his agreement, the Company provides Mr. Beck with a $1,000,000 term life insurance policy, reimburses him for all reasonable and necessary expenses incurred by him in the discharge of his duties and indemnifies him to the maximum extent permitted by Delaware law. In the event that the Company requires Mr. Beck to relocate his residence to the community in which the Company's executive offices are located (as described in his agreement), the Company shall reimburse Mr. Beck for certain costs related to such relocation.

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

     Brian J. Pope

     Through October 31, 2003, the Company, Parent and Mr. Pope were parties to a severance agreement that provided for the payment to Mr. Pope of severance pay equal to 12 months' salary if his employment was terminated without cause. The severance agreement expired on October 31, 2003. The Company, Parent and Mr. Pope are currently negotiating a renewal of the severance arrangement in substantially similar form to the existing agreement. However, there can be no assurance that the Company and Parent will enter into a new agreement with Mr. Pope or on similar terms.

Compensation of Directors

     No director of Booth Creek or Parent receives compensation for acting in such capacity.

Compensation Committee Interlocks and Insider Participation

     The Company's compensation policies are determined and executive officer compensation decisions are made by the Board of Directors, which currently consists of George N. Gillett, Jr., Gary M. Pelletier, Scott A. McFetridge, Dean
C. Kehler and Edward Levy. Mr. Gillett is the Chief Executive Officer of the Company and is the sole shareholder, sole director and Chief Executive Officer of Booth Creek Management Corporation, which provides the Company with management services. See Part III, Item 13. "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The Company is a wholly-owned subsidiary of Parent. The following table sets forth information concerning the beneficial ownership of Parent's Common Stock (including Class A Common Stock and Class B Common Stock) as of December 31, 2003 by (i) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock of Parent, (ii) by each director and Named Executive of the Company and (iii) all directors and executive officers of the Company as a group. Each share of Parent's Class B Common Stock is non-voting (except with respect to certain amendments to the certificate of incorporation and bylaws of Parent and as otherwise required by the General Corporation Law of the State of Delaware) and is convertible into one share of voting Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. All shares are owned with sole voting and investment power, unless otherwise indicated.

     The percentages of beneficial ownership in the accompanying table represents the relative interests assuming that only such individual holder's respective Class B Common Stock or Warrants were converted with respect to the existing number of outstanding Class A or Class B shares.


                                             Parent's Class A        Parent's Class B
                                               Common Stock            Common Stock
                                           Beneficially Owned      Beneficially Owned
                                         ----------------------  ----------------------
           Beneficial Owner                  Shares       %          Shares       %
-------------------------------------    ------------- --------  ------------- --------
Booth Creek Partners Limited II,
  L.L.L.P...............................    825.70 (1)     100%     182.90 (2)       2%
6755 Granite Creek Road
Teton Village, Wyoming 83025

John Hancock Life Insurance
  Company...............................  9,160.21 (3)      93%   9,160.21 (3)      65%
John Hancock Place
200 Clarendon Street
Boston, Massachusetts 02117

CIBC WG Argosy Merchant Fund 2, L.L.C...  3,147.36 (4)      83%   3,147.36 (4)      26%
425 Lexington Avenue, 3rd Floor
New York, New York 10017

George N. Gillett, Jr...................    825.70 (5)     100%     182.90 (5)       2%
  Chairman of the Board of the Company

Rose Gillett............................    825.70 (5)     100%     182.90 (5)       2%
6755 Granite Creek Road
Teton Village, Wyoming 83025

Jeffrey J. Joyce........................     96.42 (6)      15%          -           -
3330 Cumberland Blvd., Suite 500
Atlanta, Georgia 30339

Hancock Mezzanine Partners L.P..........    529.03 (7)      45%     529.03 (7)       5%
John Hancock Place
200 Clarendon Street
Boston, Massachusetts 02117

Co-Investment Merchant Fund, LLC........    349.70 (8)      35%     349.70 (8)       3%
425 Lexington Ave., 3rd Floor
New York, New York 10017

Gary M. Pelletier.......................  9,689.24 (9)      94%   9,689.24 (9)      68%
  Director of the Company and Parent

Scott A. McFetridge.....................  9,689.24 (10)     94%   9,689.24 (10)     68%
  Director of the Company and Parent

Dean C. Kehler..........................  3,497.06 (11)     84%   3,497.06 (11)     29%
  Director of the Company and Parent

Edward Levy.............................  3,497.06 (12)     84%   3,497.06 (12)     29%
  Director of the Company and Parent

Christopher P. Ryman....................    824.00 (13)     56%     824.00 (13)      7%
  President, Chief Operating Officer
  and Assistant Secretary of the
  Company; President and Assistant
  Secretary of Parent

Elizabeth J. Cole.......................    824.00 (14)     56%     824.00 (14)      7%
  Executive Vice President, Chief
  Financial Officer, Treasurer and
  Assistant Secretary of the Company
  and Parent

Timothy H. Beck.........................    140.00 (15)     18%     140.00 (15)      1%
  Executive Vice President, Planning
  of the Company

Brian J. Pope...........................    200.00 (16)     24%     200.00 (16)      2%
  Vice President of Accounting and
  Finance, Assistant Treasurer and
  Assistant Secretary of the Company;
  Vice President and Assistant
  Secretary of Parent

Total Executive Officers and
  Directors as a Group.................. 16,000.00 (17)    100%          -           -

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

(10) Represents an aggregate of 6,633.04 shares of Class B Common Stock of Parent and Warrants to purchase 3,056.20 shares of Class B Common Stock of Parent held of record by the Hancock Entities. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. Mr. McFetridge disclaims beneficial ownership of the securities held by the Hancock Entities.

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

(12) Represents an aggregate of 2,475.46 shares of Class B Common Stock of Parent and Warrants to purchase 1,021.60 shares of Class B Common Stock of Parent held of record by the CIBC Entities. Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent's Class B Common Stock at an exercise price of $.01 per share. Mr. Levy disclaims beneficial ownership of the securities held by the CIBC Entities.

(13) Represents 824.00 shares of restricted Class B Common Stock of Parent held by Mr. Ryman pursuant to his employment agreement. See Part III, Item II. "Executive Compensation - Employment and Other Agreements." Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals.

(14) Represents 824.00 shares of restricted Class B Common Stock of Parent held by Ms. Cole pursuant to her employment agreement. See Part III, Item II. "Executive Compensation - Employment and Other Agreements." Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals.

(15) Represents 140.00 shares of restricted Class B Common Stock of Parent held by Mr. Beck pursuant to that certain restricted stock agreement by and between Parent and Mr. Beck. See Part III, Item 11. "Executive Compensation
     - Parent 2001 Stock Incentive Plan." Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at anytime, subject to applicable regulatory approvals.

(16) Represents 200.00 shares of restricted Class B Common Stock of Parent held by Mr. Pope pursuant to that certain restricted stock agreement by and between Parent and Mr. Pope. See Part III, Item 11. "Executive Compensation
     - Parent 2001 Stock Incentive Plan." Each share of Parent's Class B Common Stock is convertible into one share of Class A Common Stock of Parent at anytime, subject to applicable regulatory approvals.

(17) Represents (i) 642.80 shares of Class A Common Stock of Parent and Warrants to purchase 182.90 shares of Class B Common Stock of Parent owned by Booth Creek Partners Limited II, L.L.L.P., of which George N. Gillett, Jr. may be deemed to be the beneficial owner, (ii) 6,633.04 shares of Class B Common Stock of Parent and Warrants to purchase 3,056.20 shares of Class B Common Stock of Parent owned by the Hancock Entities, of which Gary M. Pelletier and Scott A. McFetridge may be deemed to be the beneficial owners as described in notes (9) and (10) above, (iii) 2,475.46 shares of Class B Common Stock of Parent and Warrants to purchase 1,021.60 shares of Class B Common Stock of Parent owned by the CIBC Entities, of which each of Dean C. Kehler and Edward Levy may be deemed to be the beneficial owners as described in notes (11) and (12) above, (iv) 824.00 shares of Class B Common Stock of Parent held by Christopher P. Ryman as described in note
     (13) above, (v) 824.00 shares of Class B Common Stock of Parent held by Elizabeth J. Cole as described in note (14) above, (vi) 140.00 shares of Class B Common Stock of Parent held by Timothy H. Beck as described in note
     (15) above, and (vii) 200.00 shares of Class B Common Stock of Parent held by Brian J. Pope as described in note (16) above.

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

     Pursuant to the Stockholders Agreement, the Board of Directors of Parent shall consist of three individuals selected by Booth Creek Partners Limited II, L.L.L.P. and two individuals designated by John Hancock. The Board of Directors of Parent and the Company currently consists of George N. Gillett, Jr., Dean C. Kehler, Edward Levy, Gary M. Pelletier and Scott A. McFetridge. See Part III,
Item 10. "Directors and Executive Officers of the Registrant - Board of Directors." Without the consent of owners of 75% or more of Parent's equity securities (the "Required Owners"), neither Parent nor any subsidiary of Parent, including the Company, may issue any equity securities except for certain enumerated permitted issuances. With respect to issuance of equity securities of Parent requiring the approval of the Required Owners, the Required Owners also are entitled to certain preemptive rights. In addition, the Stockholders Agreement provides that neither Parent nor any of its subsidiaries, including the Company, may acquire any assets or business from any other person (other than inventory and equipment in the ordinary course of business), or sell or otherwise dispose of all or substantially all of the assets of any resort or the stock of any subsidiary, without the consent of the Required Owners.

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

Sales of Real Estate to Trimont Land Holdings, Inc. and Related Transactions

     On November 17, 1999, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, consummated the sale of certain single family development property underlying a portion of the Unit 7 and 7A developments at Northstar to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "Unit 7 Note") for $l,050,000, subject to adjustment. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. In connection with the sale of development real estate on September 22, 2000 as described below, TLH's interests in the Unit 7A lots were transferred back to TLC on September 22, 2000.

     Under the terms of the Unit 7 Note, TLC was entitled to receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) derived from the resale of TLH's lots within Unit 7. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the Unit 7 development, which was substantially completed in November 2001. The Company recognized revenue and related costs of sales for these real estate transactions upon the close of escrow for lot sales between TLH and third party buyers, and had reflected the $6,000,000 in cash received as a deposit liability as of November 2, 2001.

     During the fiscal year ended November 1, 2002, TLH consummated the sale of 25 Unit 7 lots for net proceeds of approximately $11,300,000. During the fiscal year ended October 31, 2003, TLH consummated the sale of the final lot within Unit 7 for net proceeds of $646,000. As the net proceeds of the 26 lot sales were more than the $6,000,000 in cash initially paid by TLH for the underlying real estate, additional cash proceeds of $5,300,000 and $646,000 were distributed to TLC during the fiscal years ended November 1, 2002 and October 31, 2003, respectively. In addition, the Company relieved the existing $6,000,000 deposit liability during the fiscal year ended November 1, 2002.

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

     During the fiscal year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represents the cash portion of the purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment has been deferred as a deposit liability as of October 31, 2003 and November 1, 2002 pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement. In December 2003, TLC transferred the remaining Development Real Estate to TLH, which is expected to be recognized as real estate revenue in the Company's first fiscal quarter of 2004.

Management Agreement with Booth Creek Management Corporation

     On May 26, 2000, the Company and Parent entered into an Amended and Restated Management Agreement (the "Management Agreement") with Booth Creek Management Corporation (the "Management Company") pursuant to which the Management Company agreed to provide Parent, Booth Creek and its subsidiaries with management advice with respect to, among other things, (i) formulation and implementation of financial, marketing and operating strategies, (ii) development of business plans and policies, (iii) corporate finance matters, including acquisitions, divestitures, debt and equity financings and capital expenditures, (iv) administrative and operating matters, including unified management of the Company's ski resorts, (v) research, marketing and promotion, and (vi) other general business matters. George N. Gillett, Jr. is the sole shareholder, sole director and Chief Executive Officer of the Management Company. A copy of the Management Agreement has been filed as Exhibit 10.13 to this Report and is incorporated by reference herein.

     Under the terms of the Management Agreement, Parent and the Company provide customary indemnification, reimburse certain costs and pay the Management Company an annual management fee of $100,000, plus a discretionary operating bonus. No operating bonus was paid for the fiscal year ended October 31, 2003.

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

Item 14. Principal Accounting Fees and Services

     Audit Fees. Fees for audit services totaled $184,500 and $205,588 for the fiscal years ended October 31, 2003 and November 1, 2002, respectively, which included fees associated with the annual audit and reviews of the Company's quarterly reports on Form 10-Q.

     Audit-Related Fees. Fees for audit-related services totaled $10,000 and $12,000 for the fiscal years ended October 31, 2003 and November 1, 2002, respectively, and related to the audit of the Company's 401(k) plan.

     Tax Fees. Fees for tax compliance and advisory services were $9,425 and $6,750 for the fiscal years ended October 31, 2003 and November 1, 2002, respectively.

     There were no other fees incurred by the Company during the fiscal years ended October 31, 2003 and November 1, 2002. The Company's Board of Directors appoints the independent auditors and pre-approves the fee arrangements with respect to the annual audit, quarterly reviews of the Company's Form 10-Q filings, audit of the Company's 401(k) plan and tax compliance services and other services as required.

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

            **3.16 Amended and Restated Articles of Incorporation of Loon Mountain Recreation Corporation.

            **3.17 Amended and Restated Bylaws of Loon Mountain Recreation Corporation.

            **3.18 Amended and Restated Articles of Incorporation of Loon Realty Corp.

            **3.19  Amended and Restated Bylaws of Loon Realty Corp.

            **3.20  Bylaws of LMRC Holding Corp.

              *4.1 Indenture dated as of March 18, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee (including the form of 12.5% Senior Note due 2007 and the form of Guarantee).

              *4.2 Supplemental Indenture No. 1 to Indenture dated as of April 25, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, HSBC Bank USA, as Trustee.

              +4.3 Supplemental Indenture No. 2 to Indenture dated as of February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee.

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

             &10.3 Waiver and Amendment dated March 14, 2003 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

            &&10.4 Third Amendment and Waiver dated June 13, 2003 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, and Fleet National Bank, as Agent for the Lenders.

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

             *10.8 Escrow Agreement dated December 3, 1996 by and among Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

             *10.9 Stock Purchase Agreement dated as of February 21, 1997 by and between Booth Creek Ski Holdings, Inc., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund, and David R. Moffett, as representative.

            *10.10 Preferred Stock Purchase Agreement dated as of February 21, 1997 by and between DRE, L.L.C., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and David R. Moffett, as representative.

            #10.11 Asset Purchase Agreement dated as of March 21, 2000, as modified and amended, by and between Booth Creek Ski
                    Holdings, Inc., a Delaware corporation, as Seller, and GT Acquisition I, LLC, a Delaware limited liability company, as Buyer.

          ###10.12 Agreement for Purchase and Sale of Real Property and certain related agreements dated September 22, 2000 between Trimont Land Company and Trimont Land Holdings, Inc.

           ##10.13 Amended and Restated Management Agreement dated as of May 26, 2000 by and between Booth Creek Ski Holdings, Inc. and Booth Creek Management Corporation.

            *10.14 Ski Area Term Special Use Permit No. 4002/01 issued by the United States Forest Service to Waterville Valley Ski Resort, Inc.

            *10.15 Ski Area Term Special Use Permit No. 4127/09 issued by the United States Forest Service to Ski Lifts, Inc.

            *10.16 Annual Special Use Permit Nos. 4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

           @@10.17 Ski Area Term Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

          +++10.18 Ski Area Term Special Use Permit No. 4186 issued by the United States Forest Service to Sierra-at-Tahoe, Inc.

           @@10.19 Stock Purchase Agreement dated July 22, 2002 among Bear Mountain Resort, Inc., Snow Summit Ski Corporation and Booth Creek Ski Holdings, Inc.

           **10.20 Employment Agreement dated as of July 1, 1997, by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

         ####10.21  Amendment  No. 1 to the  Employment  Agreement  by and
                    between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

         ####10.22  Amended  and  Restated  Employment  Agreement  by  and
                    between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Christopher P. Ryman.

         ####10.23  Amended  and  Restated  Employment  Agreement  by  and
                    between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Elizabeth J. Cole.

         ####10.24  Booth Creek Ski Group, Inc. 2001 Stock Incentive Plan.

         ####10.25  Restricted  Stock Agreement by and between Booth Creek
                    Ski Group, Inc. and Timothy H. Beck.

         ####10.26  Deferred  Compensation  Agreement by and between Booth
                    Creek Ski Group, Inc. and Timothy H. Beck.

         ####10.27  Restricted  Stock Agreement by and between Booth Creek
                    Ski Group, Inc. and Brian J. Pope.

         ####10.28  Deferred  Compensation  Agreement by and between Booth
                    Creek Ski Group, Inc. and Brian J. Pope.

         ####10.29  Severance  Agreement  by and  between  Booth Creek Ski
                    Group,  Inc.,  Booth Creek Ski  Holdings,  Inc. and Brian J.
                    Pope.

           &&&12.1  Statement of Ratio of Earnings to Fixed Charges.

          @@@@14.1 Booth Creek Ski Holdings, Inc. Code of Business Conduct and Ethics adopted January 14, 2003.

          @@@@21.1  Subsidiaries of the Registrant.

           &&&31.1 Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to Securities and Exchange Commission ("SEC") Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           &&&31.2 Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           &&&31.3 Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           &&&32.1 Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           &&&32.2 Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           &&&32.3 Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

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

#### Filed with the  Company's  Annual  Report on Form 10-K for the Fiscal  Year
     Ended November 2, 2001 and incorporated herein by reference.

@ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended February 1, 2002 and incorporated herein by reference.

@@ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended August 2, 2002 and incorporated herein by reference.

@@@ Filed with the Company's Current Report on Form 8-K dated October 10, 2002 and incorporated herein by reference.

@@@@ Filed with the  Company's  Annual  Report on Form 10-K for the Fiscal  Year
     Ended November 1, 2002 and incorporated herein by reference.

& Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2003 and incorporated herein by reference.

&& Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 2, 2003 and incorporated herein by reference.

&&&  Filed herewith as an Exhibit to this Form 10-K.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarterly period ended October 31, 2003.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Truckee, State of California, as of January 28, 2004.

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


        Signature                     Title                   Date
        ---------                     -----                   ----

 /s/ GEORGE N. GILLETT, JR.     Chairman of the Board of   January 28, 2004
----------------------------    Directors and Chief
   George N. Gillett, Jr.       Executive Officer
                               (Principal Executive
                                Officer)


   /s/ GARY M. PELLETIER        Member of the Board of     January 28, 2004
----------------------------    Directors
     Gary M. Pelletier


 /s/ SCOTT A. McFETRIDGE        Member of the Board of     January 28, 2004
----------------------------    Directors
     Scott A. McFetridge


     /s/ DEAN C. KEHLER         Member of the Board of     January 28, 2004
----------------------------    Directors
       Dean C. Kehler


      /s/ EDWARD LEVY           Member of the Board of     January 28, 2004
----------------------------    Directors
        Edward Levy


  /s/ CHRISTOPHER P. RYMAN      President and Chief        January 28, 2004
----------------------------    Operating Officer
    Christopher P. Ryman


   /s/ ELIZABETH J. COLE        Executive Vice President   January 28, 2004
----------------------------    and Chief Financial
     Elizabeth J. Cole          Officer (Principal
                                Financial Officer)


     /s/ BRIAN J. POPE          Vice President of          January 28, 2004
----------------------------    Accounting and Finance
       Brian J. Pope           (Principal Accounting
                                Officer)

                         BOOTH CREEK SKI HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K
                          INDEX OF FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Auditors.......................................        F-2
Consolidated Balance Sheets..........................................        F-3
Consolidated Statements of Operations................................        F-4
Consolidated Statements of Shareholder's Equity (Deficit)............        F-5
Consolidated Statements of Cash Flows................................        F-6
Notes to Consolidated Financial Statements...........................        F-7

                         REPORT OF INDEPENDENT AUDITORS


Booth Creek Ski Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Booth Creek Ski Holdings, Inc. as of October 31, 2003 and November 1, 2002, and the related consolidated statements of operations, shareholder's equity (deficit), and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booth Creek Ski Holdings, Inc. at October 31, 2003 and November 1, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, Booth Creek Ski Holdings, Inc. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on November 3, 2001.



                                                           /s/ ERNST & YOUNG LLP


Sacramento, California
December 19, 2003

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                               October 31,       November 1,
                                                  2003              2002
                                             ---------------   ---------------

                 ASSETS
Current assets:
  Cash....................................      $      809        $      664
  Accounts receivable, net of allowance
   of $47 and $44, respectively...........           1,827             1,964
  Insurance proceeds receivable...........               -               800
  Inventories.............................           2,390             2,298
  Prepaid expenses and other current
   assets.................................           1,282             1,425
                                             ---------------   ---------------
Total current assets......................           6,308             7,151

Property and equipment, net...............         110,683           119,337
Real estate held for development and
  sale....................................           6,627             6,966
Deferred financing costs, net of
  accumulated amortization
  of $5,235 and $4,609, respectively......           2,769             4,137
Timber rights and other assets............           5,541             6,071
Goodwill..................................          22,938            22,938
                                             ---------------   ---------------
Total assets..............................      $  154,866        $  166,600
                                             ===============   ===============

  LIABILITIES AND SHAREHOLDER'S EQUITY(DEFICIT)
Current liabilities:
  Revolving credit facility...............      $   17,750        $    1,245
  Current portion of long-term debt.......           6,429             5,717
  Accounts payable and accrued
   liabilities............................          34,362            36,124
                                             ---------------   ---------------
Total current liabilities.................          58,541            43,086

Long-term debt............................          98,382           120,195
Other long-term liabilities...............             741               756

Commitments and contingencies

Shareholder's equity (deficit):
  Common stock, $.01 par value; 1,000
   shares authorized,
   issued and outstanding.................               -                 -
  Additional paid-in capital..............          72,000            72,000
  Accumulated deficit.....................         (74,798)          (69,437)
                                             ---------------   ---------------
Total shareholder's equity (deficit)......          (2,798)            2,563
                                             ---------------   ---------------
Total liabilities and
  shareholder's equity (deficit)..........      $  154,866        $  166,600
                                             ===============   ===============
                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                               Year Ended
                                ----------------------------------------------
                                 October 31,     November 1,     November 2,
                                    2003            2002            2001
                                --------------  --------------  --------------

Revenue:
  Resort operations............  $  104,963      $  108,827      $  107,090
  Real estate and other
    (including revenues from
    related parties of $646 and
    $11,300 for the years ended
    Oct. 31, 2003 and Nov. 1,
    2002,  respectively).......      10,084          11,705             276
                                --------------  --------------  --------------
Total revenue..................     115,047         120,532         107,366

Operating expenses:
  Cost of sales - resort
   operations..................      63,969          63,137          61,290
  Cost of sales - real estate
   and other...................       5,444           2,920             211
  Depreciation and depletion...      15,766          17,094          19,776
  Amortization of goodwill and
   other intangible
   assets......................           -               -           2,405
  Selling, general and
   administrative expense......      22,063          22,614          21,428
                                --------------  --------------  --------------
Total operating expenses.......     107,242         105,765         105,110
                                --------------  --------------  --------------

Operating income...............       7,805          14,767           2,256

Other income (expense):
  Interest expense.............     (12,492)        (15,281)        (16,822)
  Amortization of deferred
   financing costs.............      (1,140)         (1,126)           (966)
  Minority interest............           -             (15)           (127)
  Gain on early retirement
   of debt.....................         506           2,761           1,723
  Other income (expense).......         (40)            (90)            280
                                --------------  --------------  --------------
Other income (expense), net....     (13,166)        (13,751)        (15,912)
                                --------------  --------------  --------------

Income (loss) from continuing
  operations before change
  in accounting principle......      (5,361)          1,016         (13,656)

Discontinued operations:
 Income (loss) from
  discontinued operations of
  Bear Mountain resort.........           -             549            (138)
 Loss on sale of Bear
  Mountain resort..............           -          (3,235)              -
                                --------------  --------------  --------------
Loss on discontinued
 operations....................           -          (2,686)           (138)
                                --------------  --------------  --------------
Loss before change in
 accounting principle..........      (5,361)         (1,670)        (13,794)

Change in accounting principle
 for goodwill..................           -            (200)              -
                                --------------  --------------  --------------
Net loss.......................  $   (5,361)     $   (1,870)     $  (13,794)
                                ==============  ==============  ==============
                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                          (In thousands, except shares)



                                                Additional
                                   Common Stock   Paid-in   Accumulated
                                  --------------
                                 Shares   Amount  Capital     Deficit     Total
                                -------- ------- --------- ------------  -------
Balance at October 27, 2000....   1,000  $    -  $ 72,000  $ (53,773)  $ 18,227
Net loss.......................       -       -         -    (13,794)   (13,794)
                                ------------------------------------------------
Balance at November 2, 2001....   1,000       -    72,000    (67,567)     4,433
Net loss.......................       -       -         -     (1,870)    (1,870)
                                ------------------------------------------------
Balance at November 1, 2002....   1,000       -    72,000    (69,437)     2,563
Net loss.......................       -       -         -     (5,361)    (5,361)
                                ------------------------------------------------
Balance at October 31, 2003....   1,000  $    -  $ 72,000  $ (74,798)  $ (2,798)
                                ======== ======= ========= ============  =======

                             See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended
                                  ----------------------------------------------
                                    October 31,     November 1,     November 2,
                                       2003            2002            2001
                                  --------------  --------------  --------------
Cash flows from operating
  activities:
Net loss.......................... $      (5,361)  $      (1,870)  $   (13,794)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
   Depreciation and depletion.....        15,766          18,439        22,716
   Asset impairment  charge.......           350               -             -
   Amortization of goodwill and
    other intangible assets.......             -               -         2,405
   Noncash cost of real estate
    sales.........................         4,484           2,478             -
   Amortization of deferred
    financing costs...............         1,140           1,126           966
   Minority interest..............             -              15           127
   Gain on early retirement
    of debt.......................          (506)         (2,761)       (1,723)
   Loss on sale of Bear Mountain
    resort........................             -           3,235             -
   Change in accounting principle
    for goodwill..................             -             200             -
   Changes in operating assets
    and liabilities,
    net of divestiture:
      Accounts receivable.........           137            (188)           (8)
      Insurance proceeds
       receivable.................           800             700         2,570
      Inventories.................           (92)            (31)         (380)
      Prepaid expenses and other
       current assets.............           143             186          (422)
      Accounts payable and
       accrued liabilities........        (3,162)          2,005           927
      Other long-term liabilities.           (15)            (11)          (18)
                                  --------------  --------------  ------------
Net cash provided by operating
  activities......................        13,684          23,523        13,366

Cash flows from investing
  activities:
Capital expenditures for property
  and equipment...................        (6.445)        (11,638)      (12,944)
Capital expenditures for real
  estate held for
  development and sale............        (2,745)         (1,224)       (1,654)
Proceeds on sale of Bear Mountain
  resort..........................             -          11,954             -
Other assets......................           403             126          (682)
                                  --------------  --------------  ------------
Net cash used in investing
  activities......................        (8,787)           (782)      (15,280)

Cash flows from financing
  activities:
Borrowings under revolving
  credit facility.................        60,595          27,880        34,001
Repayments under revolving
  credit facility.................       (44,090)        (44,263)      (22,725)
Proceeds of long-term debt........             -          25,000             -
Principal payments of long-term
  debt............................       (21,071)        (27,949)       (8,969)
Deferred financing costs..........          (186)         (2,052)           (2)
Purchase of preferred stock of
  subsidiary and
  payment of dividends............             -          (1,151)         (629)
                                  --------------  --------------  ------------
Net cash provided by (used in)
  financing activities............        (4,752)        (22,535)        1,676
                                  --------------  --------------  ------------
Increase (decrease) in cash.......           145             206          (238)
Cash at beginning of year.........           664             458           696
                                  --------------  --------------  ------------
Cash at end of year............... $         809   $         664   $       458
                                  ==============  ==============  ============
                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2003

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

     Booth Creek Ski Holdings, Inc. ("Booth Creek") was organized on October 8, 1996 in the State of Delaware for the purpose of acquiring and operating various ski resorts, including Northstar-at-Tahoe ("Northstar"), Sierra-at-Tahoe ("Sierra"), Waterville Valley, Mt. Cranmore, Loon Mountain and the Summit at Snoqualmie (the "Summit"). Booth Creek also conducts certain real estate development activities, primarily at Northstar and Loon Mountain. Booth Creek sold the Bear Mountain ski resort ("Bear Mountain") on October 10, 2002. The operating results of Bear Mountain have been reflected as discontinued operations in the accompanying statements of operations for the years ended November 1, 2002 and November 2, 2001.

     The consolidated financial statements include the accounts of Booth Creek and its subsidiaries (collectively referred to as the "Company"), all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

Reporting Periods

     The Company's fiscal year ends on the Friday closest to October 31 of each year. Fiscal 2003 and 2002 were 52 week years. Fiscal 2001 was a 53 week year.

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

Cash

     Included in cash at October 31, 2003 and November 1, 2002 is restricted cash of $420,000 and $327,000, respectively, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

                         BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:


                                                October 31,       November 1,
                                                   2003              2002
                                              ---------------   ---------------
                                                       (In thousands)


     Retail products........................   $     1,581       $    1,432
     Supplies...............................           625              618
     Food and beverage......................           184              248
                                              ---------------   ---------------
                                               $     2,390       $    2,298
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

Real Estate Activities

     The Company capitalizes as real estate held for development and sale the original acquisition cost, direct construction and development costs, and other related costs. Property taxes, insurance and interest incurred on costs related to real estate under development are capitalized during periods in which activities necessary to prepare the property for its intended use are in progress. Land costs and other common costs incurred prior to construction are allocated to each land parcel benefited. Construction-related costs are allocated to individual units in each development phase using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects for the years ended October 31, 2003, November 1, 2002 and November 2, 2001 was $135,000, $30,000 and $54,000, respectively.

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

                         BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Long-Lived Assets

     The Company evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). During the year ended October 31, 2003, the Company recognized a non-cash impairment charge of $350,000 for certain previously capitalized planning and design costs for a project which is in the process of being redesigned. The $350,000 asset impairment charge is included in cost of sales - resort operations in the accompanying statement of operations for the year ended October 31, 2003. As of October 31, 2003, the Company believes that there has not been any impairment of its other long-lived assets.

Goodwill

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company adopted SFAS No. 142 effective as of November 3, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the pronouncement. The Company's operating results for the year ended November 2, 2001 reflected goodwill amortization of $2,343,000. Excluding such goodwill amortization, adjusted net loss would have been $11,451,000 for the year ended November 2, 2001. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each resort. Based on the transitional impairment test, the Company wrote down goodwill by $200,000 for one resort, which has been reflected as the cumulative effect of a change in accounting principle in the accompanying statement of operations for the year ended November 1, 2002.

     Pursuant to the requirements of SFAS No. 142, the Company performs annual impairment tests for recorded goodwill. Based on the Company's annual impairment tests, the Company did not identify any impairment of goodwill as of October 31, 2003 and November 1, 2002.

Fair Value of Financial Instruments

     The fair value of amounts outstanding under the Company's Senior Credit Facility approximates book value, as the interest rate on such debt generally varies with changes in market interest rates. The fair value of the Company's 12.5% senior notes due March 15, 2007 (the "Senior Notes") was approximately $80,000,000 and $88,000,000 at October 31, 2003 and November 1, 2002,
respectively, which was based on the market price of such debt.

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

                         BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

Amortization

     Through  November 2, 2001,  the excess of the purchase  price over the fair
values  of  the  net  assets   acquired   (goodwill)  was  amortized  using  the
straight-line method over a period of 15 years.

     Deferred financing costs are being amortized over the lives of the related obligations.

Advertising Costs

     The production cost of advertisements is expensed when the advertisement is initially released. The cost of professional services for advertisements, sales campaigns and promotions is expensed when the services are rendered. The cost of brochures and other winter marketing collateral is expensed over the ski season. Advertising expenses for the years ended October 31, 2003, November 1, 2002 and November 2, 2001 were $3,737,000, $4,196,000 and $3,970,000, respectively.

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

Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that comprehensive income and its components, as defined in the pronouncement, be reported within the consolidated financial statements of the Company. As of and for the years ended October 31, 2003, November 1, 2002 and November 2, 2001, the Company does not have any transactions that would necessitate disclosure of comprehensive income.

Recently Adopted and Pending Accounting Pronouncements

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

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF Issue No. 94-3 required an entity to recognize a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company's consolidated financial position or results of operations.

                         BOOTH CREEK SKI HOLDINGS, INC.

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies - (Continued)

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46"), which has been subsequently deferred and revised by the FASB on several dates. This interpretation addresses consolidation and reporting by business enterprises of variable interest entities ("VIEs"). VIEs are entities for which control is achieved through means other than voting rights. FIN No. 46, as revised, provides for various effective dates for adoption of the interpretation's provisions depending upon the date of formation of the VIEs and their nature. FIN No. 46 has not had, and is not expected to have, a significant effect on the Company's consolidated financial position or the results of operations.

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

3.   Property and Equipment

     Property and equipment consist of the following:

                                                October 31,       November 1,
                                                   2003              2002
                                              ---------------   ---------------
                                                        (In thousands)

     Land and improvements..................    $   32,566        $   31,433
     Buildings and improvements.............        49,298            46,598
     Lift equipment.........................        45,386            45,222
     Other machinery and equipment..........        61,902            62,471
     Construction in progress...............        10,576            13,550
                                              ---------------   ---------------
                                                   199,728           199,274
     Less accumulated depreciation and
       amortization.........................        89,045            79,937
                                              ---------------   ---------------
                                                $  110,683        $  119,337
                                              ===============   ===============

                         BOOTH CREEK SKI HOLDINGS, INC.

4.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                October 31,       November 1,
                                                   2003              2002
                                              ---------------   ---------------
                                                        (In thousands)

     Accounts payable.......................    $    3,816        $    4,552
     Accrued compensation and benefits......         2,951             4,031
     Taxes other than income taxes..........           822               972
     Unearned revenue and deposits -
      resort operations.....................        14,739            15,232
     Unearned deposits from related party -
      real estate operations................         5,610             5,610
     Interest...............................         1,355             1,647
     Other..................................         5,069             4,080
                                              ---------------   ---------------
                                                $   34,362        $   36,124
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

          General - The Senior Credit Facility provides for a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with outstanding borrowings as of October 31, 2003 of $21,000,000. Borrowings under the Senior Credit Facility are collectively referred to herein as "Loans."

          Interest - For purposes of calculating interest, Loans can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) the Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on Loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit Facility) for loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility as of October 31, 2003 bore interest at an annual rate of 5.12% pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility as of October 31, 2003 bore interest at a weighted average annual rate of 5.14% pursuant to elections under both the base rate option and LIBOR rate options.

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

  5. Financing Arrangements - (Continued)

          Security - Borrowings  under the Senior Credit Facility are secured by
     (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and (b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

          Use of Proceeds - Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's Senior Notes. Initial borrowings of $25,000,000 under the Term Facility were used to repurchase Senior Notes, together with accrued and unpaid interest thereon. As of October 31, 2003, outstanding borrowings under the Revolving Credit Facility and Term Facility were $17,750,000 and $21,000,000, respectively.

          Covenants - The Senior Credit Facility contains financial covenants relating to the maintenance of (a) minimum consolidated resort EBITDA (resort earnings before interest, taxes, depreciation and amortization, adjusted for certain items specified in the Senior Credit Facility) measured quarterly on a rolling four quarter basis ("Minimum Resort EBITDA"), (b) a minimum ratio of (y) consolidated EBITDA (earnings before interest, taxes, depreciation, depletion, amortization and noncash cost of real estate sales, adjusted for certain items specified in the Senior Credit Facility), less $5,000,000, less cash income taxes actually paid during the period to (z) consolidated debt service (the sum of interest, cash payments of principal made in respect of capitalized lease obligations and mandatory reductions under the Term Facility) measured quarterly on a rolling four quarter basis (the "Leverage Ratio"), and (c) a maximum adjusted consolidated leverage ratio (the ratio of secured indebtedness of the Company and its subsidiaries (with certain exceptions specified in the Senior Credit Facility) to the sum of the Company's consolidated net worth, as adjusted pursuant to the Senior Credit Facility, and the aggregate principal amount of outstanding Senior Notes ("Adjusted Leverage Ratio")).

          On June 13, 2003, the Company obtained an amendment and waiver (the "Amendment and Waiver") from the lenders under the Senior Credit Facility, which modified the financial covenants under the Senior Credit Facility. After giving effect to the Amendment and Waiver, the Company is required to have a Minimum Resort EBITDA of (i) $19,000,000 during each rolling four quarter period through January 30, 2004, (ii) $23,500,000 during each rolling four quarter period from January 31, 2004 through January 28, 2005 and (iii) $26,500,000 during each rolling four quarter period from January 29, 2005 and thereafter. It is also required to maintain (a) a minimum Leverage Ratio of (i) 1 to 1 from August 2, 2003 through October 31, 2003,
     (ii) 1.1 to 1 from November 1, 2003 through January 30, 2004, (iii) 1.2 to 1 from January 31, 2004 through January 28, 2005 and (iv) 1.3 to 1 thereafter and (b) a maximum Adjusted Leverage Ratio of (i) .65 to 1 from August 2, 2003 through October 31, 2003, (ii) .55 to 1 from November 1, 2003 through October 29, 2004, (iii) .50 to 1 from October 30, 2004 through October 28, 2005 and (iv) .45 to 1 thereafter.

          The Senior Credit Facility also contains restrictive covenants pertaining to the management and operation of Booth Creek and its subsidiaries. The covenants include, among others, significant limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, capital expenditures, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, optional payments and modification of debt instruments and issuances of stock. The Company was in compliance with the covenants under the Senior Credit Facility as of October 31, 2003.

     The Company has entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 31, 2005, declining to $14,000,000 through October 31, 2005. These interest rate cap agreements are designed to limit the Company's exposure to the effects of rising interest rates with respect to borrowings outstanding under the Term Facility. The Company is entitled to receive floating rate payments from the counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%. These agreements are accounted for at their fair value, with fluctuations recorded through the statement of operations. As of October 31, 2003, the fair value of these agreements was $17,000.

                         BOOTH CREEK SKI HOLDINGS, INC.

5.   Financing Arrangements - (Continued)

Senior Notes

     As of October 31, 2003, the Company had outstanding $80,175,000 aggregate principal amount of its Senior Notes. The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at a current redemption price (expressed as a percentage of the principal amount redeemed) of 104.167%, declining to 102.083% as of March 15, 2004 and 100% as of March 15, 2005, plus, in each case, accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

     During the year ended October 31, 2003, the Company repurchased $16,000,000 aggregate principal amount of Senior Notes for $15,080,000. After giving effect to the write-off of related deferred financing costs of $414,000, the Company recognized a gain on early retirement of debt of $506,000.

     During the year ended November 1, 2002, the Company repurchased $29,325,000 aggregate principal amount of Senior Notes for $25,588,000. After giving effect to the write-off of related deferred financing costs and other costs of $976,000, the Company recognized a gain on early retirement of debt of $2,761,000.

     During the year ended November 2, 2001, the Company repurchased $8,000,000 aggregate principal amount of Senior Notes for $5,990,000. After giving effect to the write-off of related deferred financing costs of $287,000, the Company recognized a gain on early retirement of debt of $1,723,000.

                         BOOTH CREEK SKI HOLDINGS, INC.

5.   Financing Arrangements - (Continued)

Other Debt

     Other debt of $3,636,000 and $4,737,000 at October 31, 2003 and November 1, 2002, respectively, consists of various capital lease obligations, notes payable and amounts owed under the American Skiing Company ("ASC") Seller Note for a portion of the purchase price for the acquisitions of Waterville Valley and Mt. Cranmore. The ASC Seller Note requires a final principal payment of $1,000,000 on June 30, 2004. The ASC Seller Note bears interest at 12% per annum payable semi-annually on each June 30 and December 31.

     For the years ended October 31, 2003, November 1, 2002 and November 2, 2001, the Company entered into long-term debt and capital lease obligations of $890,000, $2,676,000 and $3,245,000, respectively, for the purchase of equipment.

     During the years ended October 31, 2003, November 1, 2002 and November 2, 2001, the Company paid cash for interest costs of $12,784,000, $15,697,000 and $17,054,000, respectively, net of amounts capitalized of $135,000, $78,000 and $59,000, respectively.

     As of October 31, 2003, the maturities of long-term debt were as follows:

    Year
    Ending
    October                                         (In thousands)
   --------

     2004.........................................    $      6,429
     2005.........................................          18,050
     2006.........................................             130
     2007.........................................          80,202
                                                   ---------------
     Total long-term debt.........................         104,811

     Less current portion.........................           6,429
                                                   ---------------
     Long-term debt...............................    $     98,382
                                                   ===============
6.   Commitments and Contingencies

Lease Commitments

     The Company leases certain machinery, equipment and facilities under operating leases. Aggregate future minimum lease payments as of October 31, 2003 were as follows:

    Year
    Ending
    October                                         (In thousands)
   --------

     2004.........................................   $      1,239
     2005.........................................          1,025
     2006.........................................            399
     2007.........................................            114
     2008.........................................            104
     Thereafter...................................          2,016
                                                     ---------------
                                                     $      4,897
                                                     ===============

     Total rent expense for all operating leases amounted to $1,669,000, $2,378,000 and $2,225,000 for the years ended October 31, 2003, November 1, 2002 and November 2, 2001, respectively.

                         BOOTH CREEK SKI HOLDINGS, INC.

6.   Commitments and Contingencies - (Continued)

     The Company leases certain machinery and equipment under capital leases. Aggregate future minimum lease payments as of October 31, 2003 for the years ending October 2004, October 2005, October 2006 and October 2007 were $1,521,000, $1,057,000, $118,000, and $23,000, respectively. The cost of equipment recorded under capital leases at October 31, 2003 and November 1, 2002 was $4,702,000 and $4,819,000, respectively, and the related accumulated depreciation at such dates was $2,502,000 and $2,147,000, respectively.

     In addition, the Company leases property from the United States Forest Service under Term Special Use Permits for all or certain portions of the operations of Sierra,  Waterville  Valley,  Loon Mountain and the Summit.  These
leases are effective through 2039, 2034, 2042 and 2032, respectively. Lease payments are based on a percentage of revenues, and were $1,053,000, $1,352,000 and $1,215,000 for the years ended October 31, 2003, November 1, 2002 and November 2, 2001, respectively.

Other Commitments

     Commitments   for  future  capital   expenditures   totaled   approximately
$4,700,000 at October 31, 2003.

     In connection with certain single family real estate development projects at Northstar, self-insured workers' compensation arrangements for the Summit and certain other aspects of its operations, the Company has arranged for surety bonds from third-party surety bonding companies or letters of credit from financial institutions. The aggregate amount of surety bonds and letters of credit in place at October 31, 2003 were approximately $3,800,000 and $585,000, respectively. Under the terms of the Senior Credit Facility, the letters of credit in the amount of $585,000 reduce the Company's borrowing capacity under the Revolving Credit Facility.

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

Pledge of Stock

     The stock of the Company is pledged to secure approximately $113,400,000 of indebtedness of Parent.

7.   Income Taxes

     The difference between the statutory federal income tax rate and the effective tax rate is attributable to the following:

                                                      Year Ended
                                         -------------------------------------
                                         October 31,  November 1,  November 2,
                                            2003         2002         2001
                                         -----------  -----------  -----------
                                                    (In thousands)
     Tax benefit computed at
       federal statutory
       rate of 35% of pre-tax loss....   $   1,876      $   655      $ 4,828
     Net change in valuation
       allowance......................      (2,090)        (594)      (4,419)
     Other, net.......................         214          (61)        (409)
                                         -----------  -----------  -----------
                                         $       -      $     -      $     -
                                         ===========  ===========  ===========

                         BOOTH CREEK SKI HOLDINGS, INC.

7.   Income Taxes - (Continued)

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                               October 31,       November 1,
                                                   2003              2002
                                              ---------------   ---------------
                                                        (In thousands)


     Deferred tax assets:
       Accruals and reserves................    $   1,153         $   1,529
       Alternative minimum tax credit
        carryforwards.......................          352               352
       Net operating loss carryforwards.....       36,678            32,344
                                              ---------------   ---------------
         Total deferred tax assets..........       38,183            34,225
     Deferred tax liabilities:
       Property and equipment...............      (16,642)          (15,358)
       Goodwill.............................       (1,095)             (511)
                                              ---------------   ---------------
         Total deferred tax liabilities.....      (17,737)          (15,869)
                                              ---------------   ---------------
     Net deferred tax assets................       20,446            18,356
     Valuation allowance....................      (20,446)          (18,356)
     Net deferred tax assets reflected        ---------------   ---------------
       in the accompanying consolidated
       balance sheets.......................    $       -          $      -
                                              ===============   ===============

     At October 31, 2003, the Company has net operating loss carryforwards of approximately $100,000,000 for federal income tax reporting purposes, which expire between 2012 and 2023.

8.   Real Estate Transactions

Sale of Unit 7 and 7A Developments to a Related Party

     On November 17, 1999, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, consummated the sale of certain single family development property underlying a portion of the Unit 7 and Unit 7A developments at Northstar to Trimont Land Holdings, Inc. ("TLH"), a wholly-owned subsidiary of Parent and an affiliate of the Company, for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the "Unit 7 Note") for $l,050,000, subject to adjustment. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. In connection with the sale of development real estate on September 22, 2000 as described below, TLH's interests in the Unit 7A lots were transferred back to TLC on September 22, 2000.

     Under the terms of the Unit 7 Note, TLC was entitled to receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) derived from the resale of TLH's lots within Unit 7. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the Unit 7 development, which was substantially completed in November 2001. The Company recognized revenue and related costs of sales for these real estate transactions upon the close of escrow for lot sales between TLH and third party buyers, and had reflected the $6,000,000 in cash received as a deposit liability as of November 2, 2001.

     During the year ended November 1, 2002, TLH consummated the sale of 25 Unit 7 lots for net proceeds of approximately $11,300,000. During the year ended October 31, 2003, TLH consummated the sale of the final lot within Unit 7 for net proceeds of $646,000. As the net proceeds of the 26 lot sales were more than the $6,000,000 in cash initially paid by TLH for the underlying real estate, additional cash proceeds of $5,300,000 and $646,000 were distributed to TLC during the years ended November 1, 2002 and October 31, 2003, respectively. In addition, the Company relieved the existing $6,000,000 deposit liability during the year ended November 1, 2002.

                         BOOTH CREEK SKI HOLDINGS, INC.

8.   Real Estate Transactions - (Continued)

Sale of Unit 7A Single Family Lots

     In March 2003, TLC launched the sale of the Unit 7A subdivision at Northstar, which consists of 15 ski-in/ski-out single family lots. As of October 31, 2003, TLC closed escrow on 12 of the lots and recognized real estate revenues of $9,184,000 during the year ended October 31, 2003. TLC closed escrow on the three remaining lots in December 2003 for an aggregate sales price of $2,798,000, which will be reflected as real estate revenues in the Company's first fiscal quarter of 2004.

Sale of Development Real Estate to a Related Party

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

     In accordance with generally accepted accounting principles for real estate transactions, the Company has recorded revenues for the sale of the initial land parcels to the extent of cash received by TLC. The Company will recognize revenues and profits on the portion of the sales price represented by the Convertible Secured Note as collections are made, and accordingly, has reflected $3,150,000 of deferred revenue as an offset to the Convertible Secured Note in the accompanying consolidated balance sheets as of October 31, 2003 and November 1, 2002. The Convertible Secured Note requires quarterly interest payments at the rate of 10% per annum if paid in cash, or 12% if paid in kind, and is due in full in September 2005. No interest is currently being accrued on the Convertible Secured Note, as such interest will be recognized as collections are made. The Convertible Secured Note is secured by TLH's membership interest in a real estate joint venture (the "East West Joint Venture") to which TLH is a party. The Convertible Secured Note is convertible at TLC's option into 15% of TLH's membership interest in the East West Joint Venture, which enables TLC to obtain, at TLC's option, a profit participation in the Development Real Estate. The Company obtained an opinion from an independent firm qualified and experienced in the subject matter of the transaction that the terms of the sale of Development Real Estate were fair and reasonable to the Company and TLC and at least as favorable as the terms which could have been obtained in a comparable transaction made on an arms-length basis between unaffiliated parties.

     During the year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represents the cash portion of the purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment has been deferred as a deposit liability as of October 31, 2003 and November 1, 2002 pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement. In December 2003, TLC transferred the remaining Development Real Estate to TLH, which is expected to be recognized as real estate revenue in the Company's first fiscal quarter of 2004.

9.   Sale of Bear Mountain Resort

     On October 10, 2002, the Company consummated the sale of all of the capital stock of Bear Mountain, Inc., the owner and operator of the Bear Mountain ski resort, to Snow Summit Ski Corporation for a purchase price of $12,000,000 in cash, subject to certain adjustments for working capital, assumed debt and allocations of off-season operating losses and capital expenditures. The purchase price was determined through arms-length negotiations. As a result of the disposition, the Company has reflected the historical operating results of Bear Mountain as discontinued operations in the accompanying consolidated statements of operations for the years ended November 1,

                         BOOTH CREEK SKI HOLDINGS, INC.

9.  Sale of Bear Mountain Resort - (Continued)

2002 and November 2, 2001. Based on the terms of the transaction, the Company recognized a loss on the sale of $3,235,000 during the year ended November 1, 2002.

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

     Summary operating results for Bear Mountain for the periods indicated below, which have historically been included in the Company's resort segment operating results, were as follows:

                                        Year Ended
                           -----------------------------------
                               November 1,      November 2,
                                  2002             2001
                           ----------------- -----------------
                                       (In thousands)

  Total revenue.........   $        14,067      $     14,539
  Total expenses........           (13,518)          (14,677)
                           ----------------- -----------------
  Total income (loss)
    from discontinued
    operations..........   $           549      $       (138)
                           ================= =================

     Bear Mountain generated income from operations before depreciation of $1,946,000 and $2,863,000 for the years ended November 1, 2002 and November 2, 2001, respectively.

10. Management Agreement with Related Party and Other Related Party Transactions

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

     Under the terms of the amended Management Agreement, Parent and the Company provide customary indemnification, reimburse certain costs and pay the Management Company an annual management fee of $100,000, plus a discretionary operating bonus. Management fees and reimbursable expenses incurred by the Company during the years ended October 31, 2003, November 1, 2002 and November 2, 2001 were $75,000 per year.

     CIBC World Markets Corp., an affiliate of a significant shareholder of Parent, has provided financial and investment banking services to the Company from time to time, including in connection with the Company's repurchase of its Senior Notes. The Company paid fees aggregating $100,000 to CIBC World Markets Corp. for such services during the year ended November 1, 2002.

11.  Employee Benefit Plan

     The Company maintains a defined contribution retirement plan (the "Plan"), qualified under Section 401(k) of the Internal Revenue Code, for certain eligible employees. Pursuant to the Plan, eligible employees may contribute a portion of their compensation, subject to a maximum amount per year as specified by law. The Company provides a matching contribution based on specified percentages of amounts contributed by participants. The Company's contribution expense for the years ended October 31, 2003, November 1, 2002 and November 2, 2001 were $607,000, $637,000 and $605,000, respectively.

                         BOOTH CREEK SKI HOLDINGS, INC.

12.  Business Segments

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

                                                      Year Ended
                                         -------------------------------------
                                         October 31,  November 1,  November 2,
                                            2003         2002         2001
                                         -----------  -----------  -----------
                                                     (In thousands)
     Revenue:
       Resort operations...............  $   104,963  $   108,827  $   107,090
       Real estate and other...........       10,084       11,705          276
                                         -----------  -----------  -----------
                                         $   115,047  $   120,532  $   107,366
                                         ===========  ===========  ===========

     Operating income (loss):
       Resort operations...............  $     4,663  $     7,398  $     3,148
       Real estate and other...........        3,142        7,369         (892)
                                         -----------  -----------  -----------
                                         $     7,805  $    14,767  $     2,256
                                         ===========  ===========  ===========


     Depreciation, depletion,
     amortization  and noncash  cost
     of real estate sales:
       Resort operations...............  $    15,639  $    16,892  $    22,053
       Real estate and other...........        4,611        2,680          128
                                         -----------  -----------  -----------
                                         $    20,250  $    19,572  $    22,181
                                         ===========  ===========  ===========

     Capital expenditures by segment, which include expenditures relating to Bear Mountain for the years ended November 1, 2002 and November 2, 2001, and segment assets, were as follows:

                                                      Year Ended
                                         -------------------------------------
                                         October 31,  November 1,  November 2,
                                            2003         2002         2001
                                         -----------  -----------  -----------
                                                     (In thousands)
     Capital expenditures:
       Resort operations...............  $     6,445  $    11,638  $    12,944
       Real estate and other...........        2,745        1,224        1,654
                                         -----------  -----------  -----------
                                         $     9,190  $    12,862  $    14,598
                                         ===========  ===========  ===========

                                         October 31,  November 1,
                                             2003         2002
                                         -----------  -----------
     Segment assets:
       Resort operations...............  $   138,522  $   148,427
       Real estate and other...........       10,423       10,939
       Corporate and other
        nonidentifiable assets.........        5,921        7,234
                                         -----------  -----------
                                         $   154,866  $   166,600
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

            **3.16 Amended and Restated Articles of Incorporation of Loon Mountain Recreation Corporation.

            **3.17 Amended and Restated Bylaws of Loon Mountain Recreation Corporation.

            **3.18 Amended and Restated Articles of Incorporation of Loon Realty Corp.

            **3.19  Amended and Restated Bylaws of Loon Realty Corp.

            **3.20  Bylaws of LMRC Holding Corp.

              *4.1 Indenture dated as of March 18, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee (including the form of 12.5% Senior Note due 2007 and the form of Guarantee).

              *4.2 Supplemental Indenture No. 1 to Indenture dated as of April 25, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, HSBC Bank USA, as Trustee.

              +4.3 Supplemental Indenture No. 2 to Indenture dated as of February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee.

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

             &10.3 Waiver and Amendment dated March 14, 2003 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

            &&10.4 Third Amendment and Waiver dated June 13, 2003 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, and Fleet National Bank, as Agent for the Lenders.

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

             *10.8 Escrow Agreement dated December 3, 1996 by and among Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

             *10.9 Stock Purchase Agreement dated as of February 21, 1997 by and between Booth Creek Ski Holdings, Inc., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund, and David R. Moffett, as representative.

            *10.10 Preferred Stock Purchase Agreement dated as of February 21, 1997 by and between DRE, L.L.C., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and David R. Moffett, as representative.

            #10.11 Asset Purchase Agreement dated as of March 21, 2000, as modified and amended, by and between Booth Creek Ski
                    Holdings, Inc., a Delaware corporation, as Seller, and GT Acquisition I, LLC, a Delaware limited liability company, as Buyer.

          ###10.12 Agreement for Purchase and Sale of Real Property and certain related agreements dated September 22, 2000 between Trimont Land Company and Trimont Land Holdings, Inc.

           ##10.13 Amended and Restated Management Agreement dated as of May 26, 2000 by and between Booth Creek Ski Holdings, Inc. and Booth Creek Management Corporation.

            *10.14 Ski Area Term Special Use Permit No. 4002/01 issued by the United States Forest Service to Waterville Valley Ski Resort, Inc.

            *10.15 Ski Area Term Special Use Permit No. 4127/09 issued by the United States Forest Service to Ski Lifts, Inc.

            *10.16 Annual Special Use Permit Nos. 4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

           @@10.17 Ski Area Term Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

          +++10.18 Ski Area Term Special Use Permit No. 4186 issued by the United States Forest Service to Sierra-at-Tahoe, Inc.

           @@10.19 Stock Purchase Agreement dated July 22, 2002 among Bear Mountain Resort, Inc., Snow Summit Ski Corporation and Booth Creek Ski Holdings, Inc.

           **10.20 Employment Agreement dated as of July 1, 1997, by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

         ####10.21  Amendment  No. 1 to the  Employment  Agreement  by and
                    between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

         ####10.22  Amended  and  Restated  Employment  Agreement  by  and
                    between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Christopher P. Ryman.

         ####10.23  Amended  and  Restated  Employment  Agreement  by  and
                    between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Elizabeth J. Cole.

         ####10.24  Booth Creek Ski Group, Inc. 2001 Stock Incentive Plan.

         ####10.25  Restricted  Stock Agreement by and between Booth Creek
                    Ski Group, Inc. and Timothy H. Beck.

         ####10.26  Deferred  Compensation  Agreement by and between Booth
                    Creek Ski Group, Inc. and Timothy H. Beck.

         ####10.27  Restricted  Stock Agreement by and between Booth Creek
                    Ski Group, Inc. and Brian J. Pope.

         ####10.28  Deferred  Compensation  Agreement by and between Booth
                    Creek Ski Group, Inc. and Brian J. Pope.

         ####10.29  Severance  Agreement  by and  between  Booth Creek Ski
                    Group,  Inc.,  Booth Creek Ski  Holdings,  Inc. and Brian J.
                    Pope.

           &&&12.1  Statement of Ratio of Earnings to Fixed Charges.

          @@@@14.1 Booth Creek Ski Holdings, Inc. Code of Business Conduct and Ethics adopted January 14, 2003.

          @@@@21.1  Subsidiaries of the Registrant.

           &&&31.1 Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to Securities and Exchange Commission ("SEC") Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           &&&31.2 Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           &&&31.3 Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           &&&32.1 Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           &&&32.2 Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           &&&32.3 Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

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

#### Filed with the  Company's  Annual  Report on Form 10-K for the Fiscal  Year
     Ended November 2, 2001 and incorporated herein by reference.

@ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended February 1, 2002 and incorporated herein by reference.

@@ Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended August 2, 2002 and incorporated herein by reference.

@@@ Filed with the Company's Current Report on Form 8-K dated October 10, 2002 and incorporated herein by reference.

@@@@ Filed with the  Company's  Annual  Report on Form 10-K for the Fiscal  Year
     Ended November 1, 2002 and incorporated herein by reference.

& Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2003 and incorporated herein by reference.

&& Filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended May 2, 2003 and incorporated herein by reference.

&&&  Filed herewith as an Exhibit to this Form 10-K.