Form 10-Q
period 2004-01-30
BOOTH CREEK SKI HOLDINGS INC
filed 2004-03-15
CIK 1037253

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 30, 2004

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     As of February 28, 2004, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.
===============================================================================

                              TABLE OF CONTENTS



Item                                                                Page Number
----                                                                -----------
                       PART I - FINANCIAL INFORMATION

 1.  Financial Statements..............................................    1

 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................   11

 3.  Quantitative and Qualitative Disclosures about Market Risk........   23

 4.  Controls and Procedures...........................................   24

                         PART II - OTHER INFORMATION

 1.  Legal Proceedings.................................................   25

 4.  Submission of Matters to a Vote of Security Holders...............   25

 6.  Exhibits and Reports on Form 8-K..................................   26

     Signatures........................................................   27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                         January 30,   October 31,   January 31,
                                            2004          2003          2003
                                        ------------  -----------   ------------
                  ASSETS

Current assets:
 Cash and cash equivalents..............  $   3,526    $     809     $    1,883
 Accounts receivable, net of allowance
  of $56, $47 and $51, respectively.....      2,885        1,827          2,361
 Insurance proceeds receivable..........          -            -            800
 Inventories ...........................      2,995        2,390          3,153
 Prepaid expenses and other current
  assets ...............................      3,225        1,282          3,214
                                        ------------  -----------   ------------
Total current assets ...................     12,631        6,308         11,411

Property and equipment, net ............    109,921      110,683        118,535
Real estate held for development
 and sale ..............................      5,583        6,627          7,292
Deferred financing costs, net of
 accumulated amortization of $5,515,
 $5,235 and $4,377, respectively .......      2,489        2,769          3,441
Timber rights and other assets .........      5,404        5,541          5,969
Goodwill................................     22,938       22,938         22,938
                                        ------------  -----------   ------------
Total assets ...........................  $ 158,966    $ 154,866     $  169,586
                                        ============  ===========   ============

   LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
 Revolving credit facility .............  $       -    $  17,750     $    7,500
 Current portion of long-term debt .....      6,641        6,429          5,464
 Accounts payable and accrued
  liabilities ..........................     42,014       34,362         43,606
                                        ------------  -----------   ------------
Total current liabilities ..............     48,655       58,541         56,570

Long-term debt .........................     98,731       98,382        103,066

Other long-term liabilities ............        741          741            756

Commitments and contingencies

Shareholder's equity (deficit):
 Common stock, $.01 par value; 1,000
  shares authorized, issued and
  outstanding ..........................          -            -              -
 Additional paid-in capital ............     72,000       72,000         72,000
 Accumulated deficit ...................    (61,161)     (74,798)       (62,806)
                                        ------------  -----------   ------------
Total shareholder's equity (deficit)....     10,839       (2,798)         9,194
                                        ------------  -----------   ------------
Total liabilities and shareholder's
 equity (deficit).......................  $ 158,966    $ 154,866     $  169,586
                                        ============  ===========   ============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                     Three Months Ended
                                                 --------------------------
                                                 January 30,    January 31,
                                                    2004           2003
                                                 -----------    -----------

Revenue:
  Resort operations............................    $ 47,315       $ 46,515
  Real estate and other (including $5,610 in
   revenues with a related party in 2004)......       8,498             16
                                                 -----------    -----------
Total revenue..................................      55,813         46,531

Operating expenses:
  Cost of sales - resort
   operations..................................      26,273         26,096
  Cost of sales - real estate
   and other...................................       1,791             21
  Depreciation and depletion...................       3,603          3,830
  Selling, general and
   administrative expense......................       7,257          6,809
                                                 -----------    -----------
Total operating expenses.......................      38,924         36,756
                                                 -----------    -----------
Operating income...............................      16,889          9,775


Other income (expense):
  Interest expense.............................      (3,056)        (3,371)
  Amortization of deferred
   financing costs.............................        (280)          (282)
  Gain on early retirement of debt.............           -            506
  Other income.................................          84              3
                                                 -----------    -----------
Other income (expense),net.....................      (3,252)        (3,144)
                                                 -----------    -----------
Net income.....................................    $ 13,637       $  6,631
                                                 ===========   ============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                       Three Months Ended
                                                -------------------------------
                                                  January 30,       January 31,
                                                     2004              2003
                                                -------------     -------------

Cash flows from operating activities:
Net income.....................................   $  13,637         $   6,631
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion..................       3,603             3,830
   Noncash cost of real estate sales ..........       1,590                 -
   Amortization of deferred financing costs ...         280               282
   Gain on early retirement of debt............           -              (506)
   Changes in operating assets and liabilities:
    Accounts receivable .......................      (1,058)             (397)
    Inventories ...............................        (605)             (855)
    Prepaid expenses and other current assets..      (1,943)           (1,789)
    Accounts payable and accrued liabilities...       7,652             7,482
                                                 -------------     -------------
Net cash provided by operating activities......      23,156            14,678

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (1,625)           (2,339)
Capital expenditures for real estate
 held for development and sale ................        (546)             (326)
Other assets ..................................         137                95
                                                -------------     -------------
Net cash used in investing activities .........      (2,034)           (2,570)

Cash flows from financing activities:
Borrowings under revolving credit facility.....       6,150            26,995
Repayments under revolving credit facility ....     (23,900)          (20,740)
Principal payments of long-term debt ..........        (655)          (17,144)
                                                -------------     -------------
Net cash used in financing activities .........     (18,405)          (10,889)
                                                -------------     -------------
Increase in cash and cash equivalents..........       2,717             1,219

Cash and cash equivalents
 at beginning of period........................         809               664
                                                -------------     -------------
Cash and cash equivalents at end of period..... $     3,526       $     1,883
                                                =============     =============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 30, 2004


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

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

     The accompanying consolidated financial statements as of January 30, 2004 and January 31, 2003 and for the three month periods then ended are unaudited, but include all adjustments (consisting only of normal and recurring adjustments) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at January 30, 2004 and January 31, 2003, and its operating results and cash flows for the three month periods then ended. Due to the highly seasonal nature of the Company's business, the results for the interim periods are not indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 30, 2004 and January 31, 2003, cash equivalents consisted of money market funds.

     Included in cash at January 30, 2004 is restricted cash of $1,365,000, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories were as follows:

                               January 30,       October 31,       January 31,
                                   2004              2003              2003
                            ---------------   ---------------   ---------------
                                              (In thousands)


     Retail products.......   $     1,644       $    1,581        $    1,745
     Supplies..............           681              625               670
     Food and beverage.....           670              184               738
                            ---------------   ---------------   ---------------
                              $     2,995       $    2,390        $    3,153
                            ===============   ===============   ===============

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

Pending Accounting Pronouncement

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46"), which has been subsequently deferred and revised by the FASB on several dates. This interpretation addresses consolidation and reporting by business enterprises of variable interest entities ("VIEs"). VIEs are entities for which control is achieved through means other than voting rights. FIN No. 46, as revised, provides for various effective dates for adoption of the interpretation's provisions depending upon the date of formation of the VIEs and their nature. FIN No. 46 has not had, and is not expected to have, a significant effect on the Company's consolidated financial position or the results of operations.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                         January 30,   October 31,   January 31,
                                            2004          2003          2003
                                         -----------   -----------   -----------
                                                     (In thousands)

     Accounts payable.................... $   8,172     $   3,816     $   7,118
     Accrued compensation and benefits...     3,974         2,951         4,340
     Taxes other than income taxes.......     1,443           822         1,942
     Unearned revenue and deposits -
      resort operations..................    16,904        14,739        14,428
     Unearned deposits from related
      party - real estate operations.....         -         5,610         5,610
     Interest............................     3,856         1,355         3,838
     Other...............................     7,665         5,069         6,330
                                         -----------   -----------   -----------
                                          $  42,014     $  34,362     $  43,606
                                         ===========   ===========   ===========

                         BOOTH CREEK SKI HOLDINGS, INC.

3.   Financing Arrangements

Senior Credit Facility

     Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (as amended, the "Senior Credit Facility") with Fleet National Bank, as administrative agent ("Agent"), and certain lenders. The following is a summary of certain provisions of the Senior Credit Facility, as amended to date.

          General - The Senior Credit Facility provides for a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with outstanding borrowings as of January 30, 2004 of $21,000,000. Borrowings under the Senior Credit Facility are collectively referred to herein as "Loans."

          Interest - For purposes of calculating interest, Loans can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on Loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit
     Facility) for Loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility bore interest at an annual rate of 5.12% as of January 30, 2004 pursuant to elections under both the base rate and LIBOR rate options.

          Repayment - Subject to the provisions of the Senior Credit Facility, the Company may, from time to time, borrow, repay and reborrow under the Revolving Credit Facility. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The Company satisfied this requirement for 2004 on February 25, 2004. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005.

          Security - Borrowings  under the Senior Credit Facility are secured by
     (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and (b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

          Use of Proceeds - Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's 12.5% senior notes due March 15, 2007 (the "Senior Notes"). Initial borrowings of $25,000,000 under the Term Facility were used to repurchase Senior Notes, together with accrued and unpaid interest thereon. As of January 30, 2004, outstanding borrowings under the Term Facility were $21,000,000. As of January 30, 2004, there were no amounts outstanding under the Revolving Credit Facility.

          Covenants - The Senior Credit Facility contains financial covenants relating to the maintenance of (a) minimum consolidated resort EBITDA (resort earnings before interest, taxes, depreciation and amortization, adjusted for certain items specified in the Senior Credit Facility) measured quarterly on a rolling four quarter basis ("Minimum Resort EBITDA"), (b) a minimum ratio of (y) consolidated EBITDA (earnings before

                         BOOTH CREEK SKI HOLDINGS, INC.

3. Financing Arrangements - (Continued)

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

          The Company is required to have a Minimum Resort EBITDA of (i) $19,000,000 during each rolling four quarter period through January 30, 2004, (ii) $23,500,000 during each rolling four quarter period from January 31, 2004 through January 28, 2005 and (iii) $26,500,000 during each rolling four quarter period from January 29, 2005 and thereafter. It is also required to maintain (a) a minimum Leverage Ratio of (i) 1.1 to 1 from November 1, 2003 through January 30, 2004, (ii) 1.2 to 1 from January 31, 2004 through January 28, 2005 and (iii) 1.3 to 1 thereafter and (b) a maximum Adjusted Leverage Ratio of (i) .55 to 1 from November 1, 2003 through October 29, 2004, (ii) .50 to 1 from October 30, 2004 through October 28, 2005 and (iii) .45 to 1 thereafter.

          The Senior Credit Facility also contains restrictive covenants pertaining to the management and operation of Booth Creek and its subsidiaries. The covenants include, among others, significant limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, capital expenditures, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, optional payments and modification of debt instruments and issuances of stock. The Company was in compliance with the covenants under the Senior Credit Facility as of January 30, 2004.

     The Company has entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 31, 2005, declining to $14,000,000 through October 31, 2005. These interest rate cap agreements are designed to limit the Company's exposure to the effects of rising interest rates with respect to borrowings outstanding under the Term Facility. The Company is entitled to receive floating rate payments from the counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%. These agreements are accounted for at their fair value, with fluctuations recorded through the statement of operations. As of January 30, 2004, the fair value of these agreements was not significant.

Senior Notes

     As of January 30, 2004, the Company had outstanding $80,175,000 aggregate principal amount of its Senior Notes. The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at a redemption price (expressed as a percentage of the principal amount redeemed) of 102.083% as of March 15, 2004 and 100% as of March 15, 2005, plus, in each case, accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

                         BOOTH CREEK SKI HOLDINGS, INC.

3. Financing Arrangements - (Continued)

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

Other Debt

     During the three months ended January 30, 2004 and January 31, 2003, the Company entered into capital lease obligations of $1,216,000 and $682,000, respectively, for the purchase of equipment.

     As of January 30, 2004, the maturities of long-term debt, including capital lease obligations, were as follows:

                                                          (In thousands)

     Nine months ending October 2004......................   $   6,241
     Year ending October 2005.............................      18,407
     Year ending October 2006.............................         521
     Year ending October 2007.............................      80,203
                                                             -----------
     Total long-term debt.................................     105,372

     Less current portion.................................       6,641
                                                             -----------
     Long-term debt.......................................   $  98,731
                                                             ===========

4.   Income Taxes

     At October 31, 2003, the Company had estimated net operating loss carryforwards of $100,000,000 for federal income tax reporting purposes, which expire between 2012 and 2023. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending October 29, 2004. Accordingly, during the three months ended January 30, 2004, no income tax provision has been provided.

                         BOOTH CREEK SKI HOLDINGS, INC.

5.   Real Estate Transactions

Sale of Unit 7A Single Family Lots

     In March 2003, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, launched the sale of the Unit 7A subdivision at Northstar, which consists of 15 ski-in/ski-out single family lots. TLC closed escrow on the final three remaining lots within the Unit 7A subdivision in December 2003 for an aggregate sales price of $2,798,000, which has been recognized as revenue from real estate operations in the accompanying statement of operations for the three months ended January 30, 2004.

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

     In accordance with accounting principles generally accepted in the United States for real estate transactions, the Company has recorded revenues for the sale of the initial land parcels to the extent of cash received by TLC. The Company will recognize revenues and profits on the portion of the sales price represented by the Convertible Secured Note as collections are made, and accordingly, has reflected $3,150,000 of deferred revenue as an offset to the Convertible Secured Note in the accompanying consolidated balance sheets. The Convertible Secured Note requires quarterly interest payments at the rate of 10% per annum if paid in cash, or 12% if paid in kind, and is due in full in September 2005. No interest is currently being accrued on the Convertible Secured Note, as such interest will be recognized as collections are made. The Convertible Secured Note is secured by TLH's membership interest in a real estate joint venture (the "East West Joint Venture") to which TLH is a party. The Convertible Secured Note is convertible at TLC's option into 15% of TLH's membership interest in the East West Joint Venture, which enables TLC to obtain, at TLC's option, a profit participation in the Development Real Estate. The Company obtained an opinion from an independent firm qualified and experienced in the subject matter of the transaction that the terms of the sale of Development Real Estate were fair and reasonable to the Company and TLC and at least as favorable as the terms which could have been obtained in a comparable transaction made on an arms-length basis between unaffiliated parties.

     During the year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represented the cash portion of the $6,600,000 purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment had been deferred as a deposit liability as of October 31, 2003 pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement. In December 2003, TLC completed the subdivision of the remaining Development Real Estate and transferred such real estate to TLH. Accordingly, TLC has relieved the existing $5,610,000 deposit liability and recognized real estate revenues of $5,610,000 for this transaction during the three months ended January 30, 2004. Additionally, the Convertible Secured Note has been increased by $990,000 for the 15% noncash portion of the consideration for the remaining Development Real Estate, which has been accounted for in the manner described above for the sale of the initial land parcels.

                         BOOTH CREEK SKI HOLDINGS, INC.

6.   Business Segments

     The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:

                                           Three Months Ended
                                        ------------------------
                                        January 30,   January 31,
                                           2004          2003
                                        ----------    ----------
                                             (In thousands)
   Revenue:
    Resort operations.................  $   47,315    $   46,515
    Real estate and other.............       8,498            16
                                        ----------    ----------
                                        $   55,813    $   46,531
                                        ==========    ==========

   Operating income (loss):
    Resort operations.................  $   10,402    $   10,075
    Real estate and other.............       6,487          (300)
                                        ----------    ----------
                                        $   16,889    $    9,775
                                        ==========    ==========


                                        January 30,   October 31,
                                           2004          2003
                                        ----------    ----------
                                             (In thousands)
   Segment assets:
    Resort operations.................  $  144,461    $  138,522
    Real estate and other.............       9,379        10,423
    Corporate and other
     nonidentifiable assets...........       5,126         5,921
                                        ----------    ----------
                                        $  158,966    $  154,866
                                        ==========    ==========

     A reconciliation of combined operating income for resort operations and real estate and other to consolidated net income is as follows:

                                           Three Months Ended
                                        ------------------------
                                        January 30,   January 31,
                                           2004          2003
                                        ----------    ----------
                                             (In thousands)

   Operating income for reportable
    segments..........................  $   16,889    $    9,775
   Interest expense...................      (3,056)       (3,371)
   Amortization of deferred financing
    costs.............................        (280)         (282)
   Gain on early retirement of debt...           -           506
   Other income.......................          84             3
                                        ----------    ----------
   Net income.........................  $   13,637    $    6,631
                                        ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "Forward-Looking Statements" and elsewhere in this Report as well as in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 2003.

General

     The Company's ski operations are highly sensitive to weather conditions and the overall strength of the national economy and regional economies in the areas in which the Company operates. The Company believes that the geographic diversity of its resorts and the use of extensive snowmaking technology coupled with advanced trail grooming equipment, which together can provide consistent skiing conditions, can partially mitigate the risk of both economic downturns and adverse weather conditions in any given region. However, the Company remains vulnerable to warm weather, heavy rains, high winds, drought, extended periods of extreme cold and other types of severe or unusual weather conditions, which can have a significant effect on the operating revenues and profitability at one or more of the Company's resorts.

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

     The Company's results of operations are also highly dependent on the Company's ability to compete in each of the large regional ski markets in which it operates. Management estimates that at Northstar and Sierra approximately 70% of the 2002/03 ski season total skier visits were attributable to residents of the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, approximately 80% of the 2002/03 ski season total skier visits were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 2002/03 ski season total skier visits were attributable to residents of the Seattle/Tacoma metropolitan region.

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

     The Company's current resorts have invested approximately $56.7 million (including $9.0 million of equipment acquired through capital leases and other debt) in capital expenditures during the last four fiscal years to upgrade chairlift capacity, expand terrain, improve skier services, enhance retail and food and beverage facilities, increase snowmaking capabilities and to meet sustaining capital requirements, all of which management believes are important in providing a quality guest experience.

     A significant portion of total operating costs at the Company's resorts are variable, consisting primarily of retail and food service cost of sales, utilities and labor expense. These variable costs can fluctuate significantly based upon skier visits and seasonal factors. With the exception of certain management, administrative and maintenance personnel, substantially all of the Company's employees are compensated on an hourly basis. Management believes a key element to maximizing profitability during the winter season is to closely monitor staffing requirements and to adjust staffing levels when skier volumes or seasonal needs dictate.

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

Results of Operations of the Company

     Overview

     The opening dates for the Company's resorts for the 2003/04 and 2002/03 ski seasons were as follows:

                                                 Opening Dates
                                ------------------------------------------------
                                  2003/04 Season                 2002/03 Season
                                  --------------                 --------------
     Northstar..............    November 22, 2003              November 22, 2002
     Sierra.................    November 14, 2003              December 16, 2002
     Waterville Valley......    November 22, 2003              November 22, 2002
     Mt. Cranmore...........    December 13, 2003              November 29, 2002
     Loon Mountain..........    November 26, 2003              November 15, 2002
     The Summit.............    November 29, 2003              December 27, 2002

     Total skier visits generated by each of the Company's resorts for the three months ended January 30, 2004 and January 31, 2003 were as follows:

                                  Three Months Ended
                                 ---------------------              Percentage
                                  January     January    Increase    Increase
                                  30, 2004    31, 2003  (Decrease)  (Decrease)
                                 ---------    --------   --------    --------
                                           (In thousands)


Northstar........................     260          266         (6)         (2)%
Sierra...........................     198          163         35          21
Waterville Valley................      74          106        (32)        (30)
Mt. Cranmore.....................      37           51        (14)        (27)
Loon Mountain....................     136          174        (38)        (22)
The Summit.......................     248          153         95          62
                                 --------     --------   --------
                                      953          913         40           4
                                 ========     ========   ========

     As a result of improved early season snowfall in November 2003 and colder temperatures, Northstar opened on schedule for the 2003/04 season on November 22, 2003 and Sierra opened ahead of schedule on November 14, 2003. However, business volumes at Northstar and Sierra during the 2003/04 season were negatively impacted for several key days between Christmas and New Year's Day due to two major storms that hit the Lake Tahoe region during this timeframe. For the 2002/03 season, the Lake Tahoe region experienced relatively dry conditions and a lack of natural snowfall through November 2002 and the first half of December 2002. Due to the strength of its snowmaking system, Northstar opened on schedule for the 2002/03 season. However, Sierra did not open for the 2002/03 season until December 16, 2002 due to its dependence on natural snowfall. During mid-December 2002, the region received a number of powerful storms resulting in over six feet of snowfall at Northstar and Sierra, which provided excellent skiing conditions for the 2002/03 Christmas holiday period. In January 2003, the Lake Tahoe region experienced substantially below average natural snowfall. Although Northstar's total skier visits for the three months ended January 30, 2004 were consistent with visitation in the corresponding period of fiscal 2003 and Sierra's visits have increased measurably due to the earlier opening for the 2003/04 season, these resorts have experienced a meaningful shift in the mix of skier visits from paid visitors to season pass visitors. The trend is due in part to increased sales of season passes at Northstar and Sierra, and will likely result in lower lift ticket revenues in the current season.

     For the 2003/04 season, the northeastern United States has experienced relatively inconsistent weather patterns, including, at varying times, major snowstorms, warm temperatures, periods of heavy rainfall, and, for most of January 2004, extended periods of bitterly cold temperatures. Due to the weather volatility and relatively poor skiing conditions, skier volumes at the Company's New Hampshire resorts for the three months ended January 30, 2004 have declined by 84,000 visits, or 25%, from the level of skier visitation during the comparable period of the 2002/03 season.

     As compared to the difficult 2002/03 season, the Pacific Northwest experienced a return to more normal weather patterns for the first half of the 2003/04 ski season, resulting in a significant rebound in skier visitation at the Company's Summit resort in Washington. For the 2003/04 season, the Summit opened slightly ahead of schedule on November 29, 2003. For 2002/03 season, the Pacific Northwest experienced unseasonably warm temperatures and substantially below average snowfall. Snowfall at the Summit for the 2002/03 season was less than 60% of historical long-term averages. Additionally, average temperatures at the Summit during the 2002/03 season were generally much warmer than normal, and the resort experienced a large amount of rainfall during the course of the season. The Summit commenced partial operations for the 2002/03 season on December 27, 2002 on limited terrain. As a result of the early opening for the 2003/04 season and substantially improved conditions, skier visits for the Summit for the three months ended January 30, 2004 increased by 95,000 visits, or 62%, from the corresponding period in the prior year.

     Three Months Ended January 30, 2004 Compared to the Three Months Ended January 31, 2003

     The Company's operating results by segment for the three months ended January 30, 2004 and January 31, 2003 were as follows.

                                    Three Months Ended                Percentage
                                    ------------------
                                 January 30,   January 31,  Increase   Increase
                                    2004          2003     (Decrease) (Decrease)
                                 ----------   -----------  ---------- ----------
                                 (In thousands, except revenue per skier visit)
Resort operations:
Revenue:
   Lift tickets................. $  17,703     $  18,141    $   (438)      (2)%
   Season passes................     9,963         9,577         386        4
   Snow school..................     3,519         3,461          58        2
   Equipment rental.............     3,738         3,628         110        3
   Retail.......................     2,170         1,850         320       17
   Food and beverage............     6,753         6,423         330        5
   Other........................     3,469         3,435          34        1
                                 ----------   -----------  ----------
Total resort operations
  revenue.......................    47,315        46,515         800        2
Cost of sales - resort
  operations....................    26,273        26,096         177        1
Depreciation expense............     3,603         3,823        (220)      (6)
Selling, general and
  administrative expense -
  resort operations.............     7,037         6,521         516        8
                                 ----------   -----------  ----------
Total resort operations
  expenses......................    36,913        36,440         473        1
                                 ----------   -----------  ----------
Resort operating income......... $  10,402     $  10,075    $    327        3
                                 ==========   ===========  ==========
Skier visits....................       953           913          40        4
                                 ==========   ===========  ==========
Revenue per skier visit......... $   49.65     $   50.95    $  (1.30)      (3)
                                 ==========   ===========  ==========

Real estate and other operations:
Revenue:
   Real estate revenue.......... $   8,498     $       -    $  8,498       NM
   Timber revenue...............         -            16         (16)    (100)%
                                 ----------   -----------  ----------
Total real estate and other
  operations revenue............     8,498            16       8,482       NM
Cost of sales - real estate
  and other.....................     1,791            21       1,770       NM
Depletion expense...............         -             7          (7)    (100)
Selling, general and
  administrative expense -
  Real estate and other.........       220           228         (68)     (24)
                                 ----------   -----------  ----------
Total real estate and other
  operating expenses............     2,011           316       1,695       NM
                                 ----------   -----------  ----------
Real estate and other
  operating income (loss)....... $   6,487     $    (300)   $  6,787       NM
                                 ==========   ===========  ==========
NM - Not meaningful.

Resort Operations:

     Revenues from resort operations for the three months ended January 30, 2004 were $47,315,000, an increase of $800,000, or 2%, as compared to the 2003 period. Skier visits for the 2004 period increased by 40,000 visits, or 4%, from the 2003 period. Recognized season pass revenues, which rose 4% to $9,963,000 for the 2004 period, as well as increased snow school, equipment rental, retail and food and beverage sales, offset the impact of reduced lift ticket sales. Sales of season pass products, which are expected to increase by approximately 11% in total for the 2003/04 season as compared to the $19,772,000 in season passes sold for the 2002/03 season, are recognized ratably over the expected ski season. The difference between the level of increase in recognized season pass revenues between the first fiscal quarters of 2004 and 2003 and the expected increase in total season pass products between the 2003/04 and 2002/03 seasons is primarily due to later scheduled openings for the 2003/04 season.

     As compared to the three months ended January 31, 2003, resort operations revenues for Northstar decreased by $447,000, primarily due to slightly lower skier visits. Revenues for Sierra increased by $747,000 due to increased skier visits, partially offset by lower revenue per skier visit yields due to changes in the mix of skiers. Revenues for Waterville Valley, Mt. Cranmore and Loon Mountain decreased by $1,130,000, $492,000 and $1,295,000, respectively, due to decreases in skier visits, partially offset by improved revenue per skier visit yields. The Summit's revenues increased by $3,417,000 due primarily to substantially higher visitation, partially offset by lower revenue per skier visit yields.

     Cost of sales for resort operations for the three months ended January 30, 2004 was $26,273,000, an increase of $177,000, or 1%, as compared to the 2003 period. The increase between the 2004 and 2003 periods was primarily the result of (i) higher insurance and workers' compensation premium costs in the amount of $357,000, (ii) an increase in snowmaking costs of $206,000 for the 2004 period,
(iii) increased variable costs, such as credit card fees, as a result of higher skier visits, revenues and season pass sales in the 2004 period and (iv) normal inflationary factors, partially offset by a $475,000 workers' compensation provision in the 2003 period for the effect of two large claims matters.

     Depreciation expense for the three months ended January 30, 2004 was $3,603,000, a decrease of $220,000, or 6%, from the 2003 period. The decline in depreciation expense was primarily due to certain assets acquired in connection with the Company's resort acquisition in 1998 having become fully depreciated.

     Selling, general and administrative expense for resort operations for the three months ended January 30, 2004 was $7,037,000, an increase of $516,000, or 8%, as compared to the 2003 period. The increase in selling, general and administrative expense between the 2004 and 2003 periods was primarily due to
(i) the receipt of a $100,000 reimbursement in the 2003 period for prior legal fees for certain legal matters involving Loon Mountain, (ii) an increase of $97,000 in workers' compensation premiums in the 2004 period and (iii) normal inflationary factors.

     Resort operating income for the three months ended January 30, 2004 was $10,402,000, an increase of $327,000, or 3% from the operating income generated for the 2003 period, as a result of the factors discussed above.

Real Estate and Other:

     Revenues from real estate operations for the three months ended January 30, 2004 were $8,498,000, which was due to (i) the close of escrow on the final three lots within the Unit 7A subdivision at Northstar for an aggregate sales price of $2,798,000, (ii) the transfer and sale of the remaining Development Real Estate (as defined herein) at Northstar pursuant to the Northstar Real Estate Agreement (as defined herein) between Trimont Land Company and Trimont Land Holdings, Inc. (see Note 5 to the accompanying consolidated financial statements) and (iii) the sale of a single family lot at Loon Mountain for $90,000. There were no real estate sales during the three months ended January 31, 2003. Timber operations at Northstar contributed revenues of $16,000 for the 2003 period. There were no timber operations revenues for the three months ended January 30, 2004.

     Cost of sales for real estate and other operations for the three months ended January 30, 2004 was $1,791,000, including noncash cost of real estate sales of $1,590,000, primarily as a result of the sale of the final three lots in the Unit 7A subdivision at Northstar and the sale of the remaining Development Real Estate at Northstar.

     Selling, general and administrative expense for real estate and other operations for the three months ended January 30, 2004 was $220,000, a decrease of $68,000 from the 2003 period, primarily as a result of lower legal and professional fees in the 2004 period.

     Operating income from real estate and other operations was $6,487,000 for the three months ended January 30, 2004, an increase of $6,787,000 from the $300,000 operating loss incurred during the three months ended January 31, 2003, as a result of the factors discussed above.

Interest Expense and Other Items:

     Interest expense for the three months ended January 30, 2004 totaled $3,056,000, a decrease of $315,000, or 9%, from the Company's interest expense for the three months ended January 31, 2003, as a result of reduced borrowings and lower average interest rates.

     The Company recognized a gain on the early retirement of debt of $506,000 for the three months ended January 31, 2003, relating to the repurchase of $16,000,000 aggregate principal amount of its 12.5% senior notes due March 15, 2007 (the "Senior Notes") during the 2003 period.

     As of October 31, 2003, the Company had estimated net operating loss carryforwards of approximately $100,000,000 for federal income tax reporting purposes, which expire between 2012 and 2023. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending October 29, 2004. Accordingly, during the three months ended January 30, 2004, no income tax provision has been provided.

     The Company's net income for the three months ended January 30, 2004 was $13,637,000, an increase of $7,006,000 from the net income of $6,631,000 generated for the three months ended January 31, 2003, as a result of the factors discussed above.

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

     The Senior Credit Facility provides a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with outstanding borrowings as of January 30, 2004 of $21,000,000. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The Company satisfied this requirement for 2004 on February 25, 2004. The draw period under the Term Facility has expired. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005. Borrowings under the Senior Credit Facility are secured by (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and (b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

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

     On June 13, 2003, the Company obtained an amendment and waiver (the "Amendment and Waiver") from the lenders under the Senior Credit Facility, which modified the financial covenants under the Senior Credit Facility. After giving effect to the Amendment and Waiver, the Company is required to have a Minimum Resort EBITDA of (i) $19,000,000 during each rolling four quarter period through January 30, 2004, (ii) $23,500,000 during each rolling four quarter period from January 31, 2004 through January 28, 2005 and (iii) $26,500,000 during each rolling four quarter period from January 29, 2005 and thereafter. It is also required to maintain (a) a minimum Leverage Ratio of (i) 1.1 to 1 from November 1, 2003 through January 30, 2004, (ii) 1.2 to 1 from January 31, 2004 through January 28, 2005 and (iii) 1.3 to 1 thereafter and (b) a maximum Adjusted Leverage Ratio of (i) .55 to 1 from November 1, 2003 through October 29, 2004,
(ii) .50 to 1 from October 30, 2004 through October 28, 2005 and (iii) .45 to 1 thereafter.

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

     For purposes of calculating interest, loans under the Senior Credit Facility can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) the Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit Facility) for loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility bore interest at an annual rate of 5.12% as of January 30, 2004 pursuant to elections under both the base rate and LIBOR rate options.

     Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's Senior Notes. Initial borrowings of $25,000,000 under the Term Facility were used to repurchase the Company's Senior Notes, together with accrued and unpaid interest thereon. As of January 30, 2004, outstanding borrowings under the Term Facility were $21,000,000. As of January 30, 2004, there were no amounts outstanding under the Revolving Credit Facility.

     The Company had a net working capital deficit of $36,024,000 as of January 30, 2004, which will negatively affect liquidity during 2004. The Company's net working capital deficit as of January 30, 2004 was due in part to unearned revenue and deposits from resort operations of $16,904,000 for season pass and membership product sales, lodging deposits and other prepaid products. The
Company's working capital deficit as of January 31, 2003 was $45,159,000 (including $7,500,000 in outstanding borrowings under the Revolving Credit Facility).

     The Company generated cash from operating activities of $23,156,000 for the three months ended January 30, 2004, as compared to $14,678,000 for the comparable period in 2003. The increase in operating cash flows was primarily due to the increase in net income for the 2004 period.

     Cash used in investing activities totaled $2,034,000 and $2,570,000 for the three months ended January 30, 2004 and January 31, 2003, respectively. The results for the 2004 and 2003 periods primarily reflect capital expenditures for the purchase of property and equipment and real estate held for development and sale.

     Cash used in financing activities totaled $18,405,000 for the three months ended January 30, 2004, which reflects net repayments under the Revolving Credit Facility of $17,750,000 and scheduled payments of long-term debt of $655,000. Cash used in financing activities totaled $10,889,000 for the comparable period in 2003, which reflects net advances under the Revolving Credit Facility of $6,255,000, scheduled payments of long-term debt of $2,064,000 and the repurchase of $16,000,000 aggregate principal amount of the Company's Senior Notes for $15,080,000. The decrease in the scheduled payments of long-term debt for the 2004 period was primarily due to the timing of the Term Loan quarterly commitment reduction of $1,000,000, which for the 2004 period fell after the end of the fiscal quarter.

     The Company's  capital  expenditures  for property and equipment during the three months ended January 30, 2004 were $2,841,000 (including $1,216,000 of equipment acquired through capital leases), and consisted primarily of the remaining portion of the Company's fiscal 2003 capital programs and acquisitions of grooming equipment. The Company has not yet determined the scope of potential expansion capital projects that may be undertaken as part of its 2004 capital cycle. Maintenance capital spending for the Company's 2004 capital cycle is preliminarily estimated to be in the range of $5,500,000 to $6,000,000. Capital expenditures for real estate development projects in fiscal 2004 are preliminarily estimated to range between $2,000,000 and $2,500,000. The Company plans to fund future capital expenditures from (i) available cash flow, (ii) vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes or (iii) borrowings under the Revolving Credit Facility. Commitments for future capital expenditures for property and equipment and real estate development were approximately $2,800,000 at October 31, 2003.

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

     The Company's liquidity has been and will continue to be significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes will be limited. In addition, the Company's high level of debt may increase its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. During the fiscal year ended October 31, 2003, the Company experienced a significant decline in its operating performance due to weather challenges at its three largest resorts, which will negatively affect liquidity in future periods. In response, the Company reduced its resort capital expenditures for its 2003 capital cycle, and undertook cost-cutting initiatives in an effort to improve its financial performance in future periods. In addition, the Company sold 15 lots within the Unit 7A subdivision at Northstar, which generated significant cash proceeds during the fourth fiscal quarter of 2003 and the first fiscal quarter of 2004. Any further significant decline in the Company's expected operating performance could have a material adverse effect on the Company's ability to service its debt and make required capital expenditures. Due to the expected absence of significant real estate sales in fiscal 2004, the Company will be more dependent upon cash flows from resort operations to service its indebtedness, fund necessary capital expenditures and support working capital requirements.

     In addition, the Senior Credit Facility and the Indenture governing the Company's Senior Notes each contain covenants that, among other things, significantly limit the Company's ability to obtain additional sources of capital and may affect the Company's liquidity. These covenants restrict the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any other person, or transfer all or substantially all of the assets of the Company. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer. The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. On June 13, 2003, the Company obtained an amendment from the lenders under the Senior Credit Facility modifying these covenants prospectively and a waiver of defaults that had arisen as a result of the Company's operating performance through May 2, 2003. The Company was in compliance with the amended covenants under the Senior Credit Facility as of January 30, 2004. The Company's ability to meet these financial covenants in the future may be affected by events beyond its control, and there can be no assurance that the Company will meet those covenants.

     As of January 30, 2004, the Company had $105,372,000 of total long-term debt. The Company expects that existing cash and cash generated from operations, together with borrowing availability, will be adequate to fund the Company's debt service and other cash operating requirements over the next 12 months. However, in order to meet the Company's off-season liquidity requirements, the Company expects that it will be substantially drawn on the $25,000,000 Revolving Credit Facility during the early portion of the 2004/05 ski season. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

     Any decline in the Company's expected operating performance, or the inability of management to successfully implement the Company's business strategy, could have a material adverse effect on the Company's financial position and liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell other assets or obtain additional financing. No assurance can be given of the Company's ability to do so or pursuant to satisfactory terms. In addition, the Company would require additional financing for expansion of its existing properties or for future acquisitions, if any. No assurances can be given that any such financing would be available on commercially reasonable terms. See "Forward-Looking Statements" herein.

     The Company believes that inflation has had little effect on its results of operations and any impact on costs has been largely offset by increased pricing.

Contractual Obligations and Off-Balance Sheet Arrangements

     The Company's significant contractual obligations include long-term debt (including capital lease obligations), operating leases, purchase obligations and other long-term liabilities. As of January 30, 2004, the Company's scheduled maturities of long-term debt, operating lease commitments, purchase obligations and other long-term liabilities for the periods indicated were as follows:

                                                  Payments Due By Period
                                           -------------------------------------
                                                                           More
                                           Remainder   One to              Than
                                           of Fiscal   Three   Three to    Five
                                   Total     2004      Years  Five Years  Years
                                ---------  --------  --------  -------- --------
                                                  (In thousands)
Long-term debt and capital
  lease obligations............ $ 105,372  $  6,241  $ 18,928  $ 80,203 $     -
Operating lease obligations....     4,822       861     1,727       218   2,016
Purchase obligations...........       800       800         -         -       -
Other long-term liabilities....       741         -       295       179     267
                                ---------  --------  --------  -------- --------
Total.......................... $ 111,735  $  7,902  $ 20,950  $ 80,600 $ 2,283
                                =========  ========  ========  ======== ========

     In connection with certain single family real estate development projects at Northstar, self-insured workers' compensation arrangements for the Summit and certain other aspects of its operations, the Company has arranged for surety bonds from third-party surety bonding companies or letters of credit from financial institutions. The aggregate amount of surety bonds and letters of credit in place at January 30, 2004 were approximately $3,800,000 and $585,000, respectively. Under the terms of the Senior Credit Facility, the letters of credit in the amount of $585,000 reduce the Company's borrowing capacity under the Revolving Credit Facility.

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

Pending Accounting Pronouncement

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46"), which has been subsequently deferred and revised by the FASB on several dates. This interpretation addresses consolidation and reporting by business enterprises of variable interest entities ("VIEs"). VIEs are entities for which control is achieved through means other than voting rights. FIN No. 46, as revised, provides for various effective dates for adoption of the interpretation's provisions depending upon the date of formation of the VIEs and their nature. FIN No. 46 has not had, and is not expected to have, a significant effect on the Company's consolidated financial position or the results of operations.

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

Recent Trends

     Through mid-March 2004, the Company's resorts have generated slightly higher revenues and skier visits during the Company's second fiscal quarter of 2004 as compared to the corresponding period in fiscal 2003. Trends by region for the Company's resorts for the completed portion of the second fiscal quarter of fiscal 2004 relative to the comparable period in fiscal 2003 were as follows:

     o Revenues and skier visits for the Company's Lake Tahoe resorts were generally consistent with prior season levels.
     o As a result of continued weather challenges, the Company's New Hampshire resorts have generated slightly lower revenues and skier visits in the 2004 period.
     o Due to a return to more normal conditions as compared to the challenging prior season, the Summit resort in Washington has continued to realize significant gains in skier visitation and revenues in the 2004 period.

Forward-Looking Statements

     Except for historical matters, the matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The reader can identify these statements by forward-looking words such as "may," "will," "expect," "plan," "intend," "anticipate," "believe," "estimate," and "continue" or similar words. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect the Company's business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:

     o    Uncertainty as to future financial results,
     o    The substantial leverage and liquidity constraints of the Company,
     o    Significant   operating   restrictions   under  the   Company's   debt
          agreements,
     o The capital intensive nature of development of the Company's ski resorts,
     o Uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements,
     o Uncertainties regarding the timing and success of our real estate development projects and their ultimate impact on our operating results,
     o    Demand for and costs associated with real estate development,
     o The discretionary nature of consumers' spending for skiing and resort real estate,
     o    Regional and national economic conditions,
     o    Weather conditions,
     o Negative demand for our services and products resulting from potential terrorism threats,
     o    Availability and cost of commercial air service,
     o    The threat, commencement or continuation of wars,
     o Availability and terms of insurance coverage, as well as increases in the cost of insurance coverage,
     o    Natural disasters (such as earthquakes and floods),
     o    Competition and pricing pressures,
     o Governmental regulation and litigation and other risks associated with expansion and development,
     o    The adequacy of the water supplies at each of the Company's resorts,
     o Availability of adequate energy supplies for the operation of the Company's resorts, including snowmaking operations, and volatility in the prices charged for energy and fuel,
     o The occupancy of leased property and property used pursuant to the Forest Service permits, and
     o Other factors identified under "- Risk Factors" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended October 31, 2003.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three months ended January 30, 2004, there have been no material changes in information relating to market risk from the Company's disclosure in
Item 7a. of the Company's Annual Report on Form 10-K for the year ended October 31, 2003 as filed with the Securities and Exchange Commission.

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

     b) There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended January 30, 2004 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 3, 2003, Booth Creek Ski Group, Inc., the sole shareholder of the Company, acting through its President, Christopher P. Ryman, voted to elect Scott A. McFetridge as a member of the Board of Directors of the Company. No other matters were submitted to a vote of security holders of the Company during the quarter ended January 30, 2004.

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

     b. Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended January 30, 2004.

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



March 15, 2004