Form 10-Q
period 2004-04-30
BOOTH CREEK SKI HOLDINGS INC
filed 2004-06-15
CIK 1037253

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

 (Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2004

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


     As of May 31, 2004, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 1,000 shares.

===============================================================================

Item                                                                Page Number
----                                                                -----------
                       PART I - FINANCIAL INFORMATION

 1.  Financial Statements..............................................    1

 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................   12

 3.  Quantitative and Qualitative Disclosures about Market Risk........   28

 4.  Controls and Procedures...........................................   28

                         PART II - OTHER INFORMATION

 1.  Legal Proceedings.................................................   29

 3.  Defaults Upon Senior Securities...................................   29

 6.  Exhibits and Reports on Form 8-K..................................   30

     Signatures........................................................   31

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOOTH CREEK SKI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                  (Unaudited)

                                          April 30,    October 31,     May 2,
                                            2004          2003          2003
                                        ------------  -----------   ------------
                  ASSETS

Current assets:
 Cash...................................  $     408    $     809     $      915
 Accounts receivable, net of allowance
  of $64, $47 and $68, respectively.....      3,065        1,827          1,614
 Insurance proceeds receivable..........          -            -            800
 Inventories ...........................      1,493        2,390          1,580
 Prepaid expenses and other current
  assets ...............................      1,064        1,282          1,181
                                        ------------  -----------   ------------
Total current assets ...................      6,030        6,308          6,090

Property and equipment, net ............    107,406      110,683        115,519
Real estate held for development
 and sale ..............................      5,731        6,627          7,349
Deferred financing costs, net of
 accumulated amortization of $5,792,
 $5,235 and $4,658, respectively .......      2,212        2,769          3,164
Timber rights and other assets .........      5,363        5,541          5,921
Goodwill................................     22,938       22,938         22,938
                                        ------------  -----------   ------------
Total assets ...........................  $ 149,680    $ 154,866     $  160,981
                                        ============  ===========   ============

   LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
 Revolving credit facility .............  $   2,350    $  17,750     $    6,850
 Current portion of long-term debt .....      6,386        6,429          5,310
 Accounts payable and accrued
  liabilities ..........................     19,977       34,362         25,067
                                        ------------  -----------   ------------
Total current liabilities ..............     28,713       58,541         37,227

Long-term debt .........................     96,037       98,382        101,332

Other long-term liabilities ............        710          741            756

Commitments and contingencies

Shareholder's equity (deficit):
 Common stock, $.01 par value; 1,000
  shares authorized, issued and
  outstanding ..........................          -            -              -
 Additional paid-in capital ............     72,000       72,000         72,000
 Accumulated deficit ...................    (47,780)     (74,798)       (50,334)
                                        ------------  -----------   ------------
Total shareholder's equity (deficit)....     24,220       (2,798)        21,666
                                        ------------  -----------   ------------
Total liabilities and shareholder's
 equity (deficit).......................  $ 149,680    $ 154,866     $  160,981
                                        ============  ===========   ============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                Three Months Ended          Six Months Ended
                               ---------------------      ---------------------
                                April 30,    May 2,        April 30,   May 2,
                                  2004        2003           2004       2003
                               ---------   ---------      ---------   ---------

Revenue:
  Resort operations..........  $  50,918   $  50,431       $ 98,233   $  96,946
  Real estate and other
   (including revenues with
   related parties of $5,610
   for the six months ended
   April 30, 2004, and $646
   for the three and six
   months ended
   May 2, 2003)..............        180         646          8,678         662
                               ---------   ---------      ---------   ---------
Total revenue................     51,098      51,077        106,911      97,608

Operating expenses:
  Cost of sales - resort
   operations................     24,409      24,598         50,682      50,694
  Cost of sales - real estate
   and other.................         39         197          1,830         218
  Depreciation and depletion.      3,566       3,904          7,169       7,734
  Selling, general and
   administrative expense....      6,537       6,559         13,794      13,368
                               ---------   ---------      ---------   ---------
Total operating expenses.....     34,551      35,258         73,475      72,014
                               ---------   ---------      ---------   ---------

Operating income.............     16,547      15,819         33,436      25,594


Other income (expense):
  Interest expense...........     (2,893)     (3,089)        (5,949)     (6,460)
  Amortization of deferred
   financing costs...........       (277)       (281)          (557)       (563)
  Gain on early retirement
   of debt...................          -           -              -         506
  Other income...............          4          23             88          26
                               ---------   ---------      ---------   ---------
Other income (expense),net...     (3,166)     (3,347)        (6,418)     (6,491)
                               ---------   ---------      ---------   ---------
Net income...................  $  13,381   $  12,472      $  27,018   $  19,103
                               =========   =========      =========   =========

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                        Six Months Ended
                                                -------------------------------
                                                  April 30,            May 2,
                                                    2004                2003
                                                -------------     -------------


Cash flows from operating activities:
Net income.....................................   $  27,018         $   19,103
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion..................       7,169              7,734
   Noncash cost of real estate sales ..........       1,597                190
   Amortization of deferred financing costs ...         557                563
   Gain on early retirement of debt............           -               (506)
   Changes in operating assets and liabilities:
    Accounts receivable .......................      (1,238)               350
    Inventories ...............................         897                718
    Prepaid expenses and other current assets..         218                244
    Accounts payable and accrued liabilities...     (14,385)           (11,057)
    Other long-term liabilites.................         (31)                 -
                                                 -------------     -------------
Net cash provided by operating activities......      21,802             17,339

Cash flows from investing activities:
Capital expenditures for property and
 equipment ....................................      (2,514)            (3,227)
Capital expenditures for real estate
 held for development and sale ................        (701)              (573)
Other assets ..................................         178                143
                                                -------------     -------------
Net cash used in investing activities .........      (3,037)            (3,657)

Cash flows from financing activities:
Borrowings under revolving credit facility ....       8,800             36,905
Repayments under revolving credit facility ...      (24,200)           (31,300)
Principal payments of long-term debt ..........      (3,766)           (19,032)
Deferred financing costs ......................           -                 (4)
                                                -------------     -------------
Net cash used in financing activities .........     (19,166)           (13,431)
                                                -------------     -------------
Increase (decrease) in cash....................        (401)               251

Cash at beginning of period ...................         809                664
                                                -------------     -------------
Cash at end of period ......................... $       408        $       915
                                                =============     =============

                            See accompanying notes.

                         BOOTH CREEK SKI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2004


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

     Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. ("Parent").

     The accompanying consolidated financial statements as of April 30, 2004 and May 2, 2003 and for the three and six month periods then ended are unaudited, but include all adjustments (consisting only of normal and recurring adjustments) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company's financial position at April 30, 2004 and May 2, 2003, and its operating results and cash flows for the three and six month periods then ended. Due to the highly seasonal nature of the Company's business, the results for the interim periods are not indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Cash

     Included in cash at April 30, 2004 is restricted cash of $308,000, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories were as follows:


                                       April 30,      October 31,        May 2,
                                         2004            2003             2003
                                     ----------       -----------     ----------
                                                    (In thousands)

         Retail products.......     $      781       $    1,581      $      816
         Supplies..............            530              625             516
         Food and beverage.....            182              184             248
                                     ----------       -----------     ----------
                                    $    1,493       $    2,390      $    1,580
                                     ==========       ===========     ==========

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

Recently Adopted Accounting Pronouncement

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46"), which has been subsequently deferred and revised by the FASB on several dates. This interpretation addresses consolidation and reporting by business enterprises of variable interest entities ("VIEs"). VIEs are entities for which control is achieved through means other than voting rights. FIN No. 46, as revised, provides for various effective dates for adoption of the interpretation's provisions depending upon the date of formation of the VIEs and their nature. The adoption of FIN No. 46 did not have any effect on the Company's consolidated financial position or results of operations.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         BOOTH CREEK SKI HOLDINGS, INC.

2.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                           April 30,    October 31,     May 2,
                                             2004          2003          2003
                                         -----------   -----------   -----------
                                                     (In thousands)

     Accounts payable....................  $   3,749     $   3,816     $   2,996
     Accrued compensation and benefits...      3,480         2,951         3,242
     Taxes other than income taxes ......        308           822           499
     Unearned revenue and deposits -
      resort operations..................      4,459        14,739         4,712
     Unearned deposits from related
      party - real estate operations.....          -         5,610         5,610
     Interest............................      1,340         1,355         1,360
     Other...............................      6,641         5,069         6,648
                                         -----------   -----------   -----------
                                           $  19,977     $  34,362     $  25,067
                                         ===========   ===========   ===========


Senior Credit Facility

     Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (as amended, the "Senior Credit Facility") with Fleet National Bank, as administrative agent ("Agent"), and certain lenders. The following is a summary of certain provisions of the Senior Credit Facility, as amended to date.

          General - The Senior Credit Facility provides for a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with outstanding borrowings as of April 30, 2004 of $19,000,000. Borrowings under the Senior Credit Facility are collectively referred to herein as "Loans."

          Interest - For purposes of calculating interest, Loans can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on Loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit
     Facility) for Loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility bore interest at an annual rate of 5.10% as of April 30, 2004 pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility bore interest at an annual rate of 5.50% as of April 30, 2004 pursuant to the base rate option.

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

3.   Financing Arrangements - (Continued)

          Security - Borrowings  under the Senior Credit Facility are secured by
     (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and (b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

          Use of Proceeds - Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's 12.5% senior notes due March 15, 2007 (the "Senior Notes"). Initial borrowings of $25,000,000 under the Term Facility were used to repurchase Senior Notes, together with accrued and unpaid interest thereon. As of April 30, 2004, outstanding borrowings under the Revolving Credit Facility and Term Facility were $2,350,000 and $19,000,000, respectively.

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

          Primarily as a result of challenging weather conditions in the northeastern United States during the 2003/04 ski season, which negatively impacted operating results for the Company's Waterville Valley, Mt. Cranmore and Loon Mountain resorts, the Company experienced a shortfall of approximately $2,400,000 relative to the required level of Minimum Resort EBITDA under the Senior Credit Facility for the trailing four quarter period ended April 30, 2004. The Company satisfied the Leverage Ratio and Adjusted Leverage Ratio covenants under the Senior Credit Facility as of and for the period ended April 30, 2004.

          On June 14, 2004, the Company obtained an amendment and waiver (the "Amendment and Waiver") from the lenders under the Senior Credit Facility, which modified the Minimum Resort EBITDA covenant and waived any defaults or events of default arising as a result of the shortfall in Minimum Resort EBITDA for the trailing four quarter period ended April 30, 2004. After giving effect to the Amendment and Waiver, the Company is required to have a Minimum Resort EBITDA of (i) $19,500,000 during each rolling four quarter period through April 29, 2005 and (ii) $20,500,000 during each rolling four quarter period from April 30, 2005 and thereafter, which the Company believes is probable of being achieved. It is also required to maintain (a) a minimum Leverage Ratio of (i) 1.20 to 1 through January 28, 2005 and (ii)
     1.3 to 1 thereafter and (b) a maximum Adjusted Leverage Ratio of (i) .55 to 1 through October 29, 2004, (ii) .50 to 1 from October 30, 2004 through October 28, 2005 and (iii) .45 to 1 thereafter.

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

                         BOOTH CREEK SKI HOLDINGS, INC.

3.   Financing Arrangements - (Continued)

     The Company has entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 31, 2005, declining to $14,000,000 through October 31, 2005. These interest rate cap agreements are designed to limit the Company's exposure to the effects of rising interest rates with respect to borrowings outstanding under the Term Facility. The Company is entitled to receive floating rate payments from the counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%. These agreements are accounted for at their fair value, with fluctuations recorded through the statement of operations. As of April 30, 2004, the fair value of these agreements was not significant.

Senior Notes

     As of April 30, 2004, the Company had outstanding $80,175,000 aggregate principal amount of its Senior Notes. The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at a current redemption price (expressed as a percentage of the principal amount redeemed) of 102.083%, declining to 100% as of March 15, 2005, plus, in each case, accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

                         BOOTH CREEK SKI HOLDINGS, INC.

3.   Financing Arrangements - (Continued)

Other Debt

     During the six months ended April 30, 2004 and May 2, 2003, the Company entered into capital lease obligations of $1,378,000 and $682,000, respectively, for the purchase of equipment.

     As of April 30, 2004, the scheduled maturities of long-term debt, including capital lease obligations, were as follows:

                                                           (In thousands)

     Six months ending October 2004..................       $      3,061
     Year ending October 2005........................             18,491
     Year ending October 2006........................                625
     Year ending October 2007........................             80,246
                                                             -----------
     Total long-term debt............................            102,423

     Less current portion............................              6,386
                                                             -----------
     Long-term debt..................................       $     96,037
                                                             ===========

4.   Income Taxes

     At October 31, 2003, the Company had estimated net operating loss carryforwards of $100,000,000 for federal income tax reporting purposes, which expire between 2012 and 2023. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending October 29, 2004. Accordingly, during the six months ended April 30, 2004, no income tax provision has been provided.

5.   Real Estate Transactions

Sale of Unit 7A Single Family Lots

     In March 2003, Trimont Land Company ("TLC"), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, launched the sale of the Unit 7A subdivision at Northstar, which consists of 15 ski-in/ski-out single family lots. TLC sold the final three remaining lots within the Unit 7A subdivision in December 2003 for an aggregate sales price of $2,798,000, which has been recognized as revenue from real estate operations in the accompanying statement of operations for the six months ended April 30, 2004.

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

                         BOOTH CREEK SKI HOLDINGS, INC.

5.   Real Estate Transactions - (Continued)

     In accordance with accounting principles generally accepted in the United States for real estate transactions, during 2000 the Company recorded revenues for the sale of the initial land parcels to the extent of cash received by TLC. The Company will recognize revenues and profits on the portion of the sales price represented by the Convertible Secured Note as collections are made, and accordingly, has reflected $3,150,000 of deferred revenue as an offset to the Convertible Secured Note in the accompanying consolidated balance sheets. The Convertible Secured Note requires quarterly interest payments at the rate of 10% per annum if paid in cash, or 12% if paid in kind, and is due in full in September 2005. No interest is currently being accrued on the Convertible Secured Note, as such interest will be recognized as collections are made. The Convertible Secured Note is secured by TLH's membership interest in a real estate joint venture (the "East West Joint Venture") to which TLH is a party. The Convertible Secured Note is convertible at TLC's option into 15% of TLH's membership interest in the East West Joint Venture, which enables TLC to obtain, at TLC's option, a profit participation in the Development Real Estate. The Company obtained an opinion from an independent firm qualified and experienced in the subject matter of the transaction that the terms of the sale of Development Real Estate were fair and reasonable to the Company and TLC and at least as favorable as the terms which could have been obtained in a comparable transaction made on an arms-length basis between unaffiliated parties.

     During the year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represented the cash portion of the $6,600,000 purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment had been deferred as a deposit liability as of October 31, 2003 pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement. In December 2003, TLC completed the subdivision of the remaining Development Real Estate and transferred such real estate to TLH. Accordingly, TLC has relieved the existing $5,610,000 deposit liability and recognized real estate revenues of $5,610,000 for this transaction during the six months ended April 30, 2004. Additionally, the Convertible Secured Note has been increased by $990,000 for the 15% noncash portion of the consideration for the remaining Development Real Estate, which has been accounted for in the manner described above for the sale of the initial land parcels.

6.   Business Segments

     The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:

                               Three Months Ended          Six Months Ended
                            -----------------------    -----------------------
                             April 30,    May 2,         April 30,   May 2,
                               2004        2003            2004       2003
                            ----------  -----------    -----------  ----------
                                             (In thousands)
   Revenue:
    Resort operations....    $  50,918   $  50,431      $   98,233   $   96,946
    Real  estate  and
      other..............          180         646           8,678          662
                            ----------  -----------    -----------  -----------
                             $  51,098   $  51,077      $  106,911   $   97,608
                            ==========  ===========    ===========  ===========

   Operating income (loss):
    Resort operations....    $  16,772   $  15,935      $   27,174   $   26,010
    Real  estate  and
      other.............          (225)       (116)          6,262         (416)
                            ----------  -----------    -----------  -----------
                             $  16,547   $  15,819      $   33,436   $   25,594
                            ==========  ===========    ===========  ===========

                         BOOTH CREEK SKI HOLDINGS, INC.

6.   Business Segments - (Continued)


                                                 April 30,      October 31,
                                                   2004            2003
                                               -------------  -------------
                                                      (In thousands)
   Segment assets:
    Resort operations..................         $ 134,511       $ 138,522
    Real estate and other..............             9,527          10,423
    Corporate and other
      nonidentifiable assets...........             5,642           5,921
                                               -------------  -------------
                                                $ 149,680       $ 154,866
                                               =============  =============

     A reconciliation of combined operating income for resort operations and real estate and other to consolidated net income is as follows:


                                  Three Months Ended        Six Months Ended
                               -----------------------   --------------------
                                 April 30,     May 2,     April 30,   May 2,
                                   2004         2003        2004       2003
                                ---------    ---------   ---------  ---------
                                             (In thousands)

   Operating income for
    reportable segments.......  $ 16,547     $ 15,819    $ 33,436   $ 25,594
   Interest expense...........    (2,893)      (3,089)     (5,949)    (6,460)
   Amortization of deferred
    financing costs...........      (277)        (281)       (557)      (563)
   Gain on early retirement
    of debt...................         -            -           -        506
   Other income...............         4           23          88         26
                                ---------    ---------   ---------  ---------
   Net income.................  $ 13,381     $ 12,472    $ 27,018   $ 19,103
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

     The Company's three resorts with the lowest average natural snowfall, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 135, 139 and 99 days, respectively, during each of the last five ski seasons, including the 2003/04 ski season. However, the efficiency and effectiveness of snowmaking operations can be negatively impacted by numerous factors, including temperature variability, reliability of water sources, availability and cost of adequate energy supplies and unfavorable weather events such as heavy rains.

     Sierra and the Summit generally experience higher natural snowfall levels, averaging approximately 386 and 368 inches of snowfall per year, respectively, for the past five ski seasons. As a result of their historic natural snowfall, these resorts do not have any significant snowmaking infrastructure. However, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period, and therefore, the timing and extent of natural snowfall can significantly impact operating conditions.

     Northstar has averaged approximately 235 inches of snowfall per year for the past five ski seasons. The resort has snowmaking capabilities to provide coverage on approximately 50% of its trails. Although the resort's operations depend significantly on natural snowfall, particularly in the early part of the ski season, in recent years the Company has invested in additional snowmaking facilities to improve Northstar's snowmaking production capacity.

     The Company's results of operations are also highly dependent on the Company's ability to compete in each of the large regional ski markets in which it operates. Management estimates that at Northstar and Sierra approximately 70% of the 2003/04 ski season total skier visits were attributable to residents of the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, approximately 80% of the 2003/04 ski season total skier visits were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 2003/04 ski season total skier visits were attributable to residents of the Seattle/Tacoma metropolitan region.

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

     The Company's current resorts have invested approximately $60.6 million (including $10.4 million of equipment acquired through capital leases and other debt) in capital expenditures since October 1999 to upgrade chairlift capacity, expand terrain, improve skier services, enhance retail and food and beverage facilities, increase snowmaking capabilities and to meet sustaining capital requirements, all of which management believes are important in providing a quality guest experience.

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

Results of Operations of the Company

     Overview

     The opening and closing dates for the Company's resorts for the 2003/04 and 2002/03 ski seasons were as follows:

                                                   Opening Dates
                                    --------------------------------------------
                                     2003/04 Season              2002/03 Season
                                    --------------------------------------------

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


                                                   Closing Dates
                                    --------------------------------------------
                                    2003/04 Season             2002/03 Season
                                    --------------------------------------------

     Northstar.............         April 18, 2004             April 20, 2003
     Sierra................         April 19, 2004             April 27, 2003
     Waterville Valley.....         April 4, 2004              April 6, 2003
     Mt. Cranmore..........         March 28, 2004             March 30, 2003
     Loon Mountain.........         April 18, 2004             April 20, 2003
     The Summit............         April 18, 2004             April 13, 2003

     Total skier visits generated by each of the Company's resorts for the three and six months ended April 30, 2004 and May 2, 2003 were as follows:

                                 Three Months Ended
                               ----------------------             Percentage
                               April 30,     May 2,     Increase   Increase
                                 2004         2003     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                            (In thousands)


   Northstar..................       275          304         (29)     (10)%
   Sierra.....................       174          190         (16)      (8)
   Waterville Valley..........       101          117         (16)     (14)
   Mt. Cranmore...............        65           68          (3)      (4)
   Loon Mountain..............       186          185           1        1
   The Summit.................       227          176          51       29
                                  -------      -------     -------
                                   1,028        1,040         (12)      (1)
                                  =======      =======     =======


                                  Six Months Ended
                               ----------------------             Percentage
                               April 30,     May 2,     Increase   Increase
                                 2004         2003     (Decrease) (Decrease)
                               ---------    ---------  ---------   ---------
                                            (In thousands)


   Northstar..................       535          570         (35)      (6)%
   Sierra.....................       372          353          19        5
   Waterville Valley..........       175          223         (48)     (22)
   Mt. Cranmore...............       102          119         (17)     (14)
   Loon Mountain..............       322          359         (37)     (10)
   The Summit.................       475          329         146       44
                                  -------      -------     -------
                                   1,981        1,953          28        1
                                  =======      =======     =======


     As a result of improved early season snowfall in November 2003 and colder temperatures, Northstar opened on schedule for the 2003/04 season on November 22, 2003 and Sierra opened ahead of schedule on November 14, 2003. However, business volumes at Northstar and Sierra during the 2003/04 season were negatively impacted for several key days between Christmas and New Year's Day due to two major storms that hit the Lake Tahoe region. Snowfall in Lake Tahoe during January 2004 and the first half of February 2004 was relatively modest compared with historical levels. The Lake Tahoe region received significant snowfall in the second half of February 2004. However, Northern California, the primary market for the Company's Lake Tahoe resorts, experienced record warm temperatures for a prolonged period in March and April 2004, which dampened skier demand and visitation during the later portion of the 2003/04 season. Comparatively, for the 2002/03 season, the Lake Tahoe region experienced relatively dry conditions and a lack of natural snowfall through November 2002 and the first half of December 2002. Due to the strength of its snowmaking system, Northstar opened on schedule for the 2002/03 season. However, Sierra did not open for the 2002/03 season until December 16, 2002. During mid-December 2002, the region received a series of powerful storms resulting in over six feet of snowfall at Northstar and Sierra, which provided excellent skiing conditions for the 2002/03 Christmas holiday period. During January, February and March 2003, the Lake Tahoe region experienced natural snowfall levels that were substantially below long-term historical levels. However, the region received significant natural snowfall in early April 2003, which stimulated late season visitation. For the 2003/04 ski season, skier visitation for Northstar declined by 35,000 visits, or 6%, as compared to the 2002/03 season, due primarily to shortfalls in late season skier visits. For Sierra, skier visitation for the 2003/04 ski season increased by 19,000 visits, or 5%, as compared to the 2002/03 season, as increased skier visits in the early part of the ski season due to an earlier opening were partially offset by decreased skier visits at the end of the ski season.

     For the first half of the 2003/04 season, the northeastern United States experienced relatively inconsistent weather patterns, including, at varying times, major snowstorms, warm temperatures, periods of heavy rainfall, and for most of January 2004 and early February 2004, extended periods of bitterly cold temperatures. By comparison, conditions in the northeastern United States for the early part of the 2002/03 ski season were generally good, with colder temperatures and above average natural snowfall. Skier visits at the Company's New Hampshire resorts for the first fiscal quarter of 2004 declined by 84,000 visits, or 25%, from the level of skier visitation during the first fiscal quarter of 2003. For the later portion of the 2003/04 season, weather conditions for the Company's New Hampshire resorts returned to more normal patterns, although late season conditions were generally less favorable than those experienced at the end of the 2002/03 season. For the 2003/04 season as a whole, the Company's New Hampshire resorts experienced a decline of 102,000 skier visits, or 15%, from the level of skier visitation during the 2002/03 season.

     As compared to the difficult 2002/03 season, the Pacific Northwest experienced a return to more normal weather patterns for the 2003/04 ski season, resulting in a significant rebound in skier visitation at the Company's Summit resort in Washington. For the 2003/04 season, the Summit opened slightly ahead of schedule on November 29, 2003. For 2002/03 season, the Pacific Northwest experienced unseasonably warm temperatures and substantially below average snowfall. Snowfall at the Summit for the 2002/03 season was less than 60% of historical long-term averages. Additionally, average temperatures at the Summit during the 2002/03 season were generally much warmer than normal, and the resort experienced a large amount of rainfall during the course of the season. The Summit commenced partial operations for the 2002/03 season on December 27, 2002 on limited terrain. As a result of the early opening for the 2003/04 season and substantially improved conditions, skier visits for the Summit for the six months ended April 30, 2004 increased by 146,000 visits, or 44%, from the corresponding period in the prior year.

     Three Months Ended April 30, 2004 Compared to the Three Months Ended May 2, 2003

     The Company's operating results by segment for the three months ended April 30, 2004 and May 2, 2003 were as follows.

                                    Three Months Ended                Percentage
                                    ------------------
                                  April 30,      May 2,     Increase   Increase
                                    2004          2003     (Decrease) (Decrease)
                                 ----------   -----------  ---------- ----------
                                 (In thousands, except revenue per skier visit)

Resort Operations:
Revenue:
   Lift Tickets................. $  17,345     $  18,576    $ (1,231)      (7)%
   Season Passes................    12,048        10,203       1,845       18
   Snow School..................     4,140         4,050          90        2
   Equipment Rental.............     4,114         4,221        (107)      (3)
   Retail.......................     1,824         1,964        (140)      (7)
   Food and Beverage............     7,582         7,539          43        1
   Other........................     3,865         3,878         (13)       -
                                 ----------   -----------  ----------
Total Resort Operations
  Revenue.......................    50,918        50,431         487        1
Cost of Sales - Resort
  Operations....................    24,409        24,598        (189)      (1)
Depreciation Expense............     3,566         3,904        (338)      (9)
Selling, General and
  Administrative Expense -
  Resort Operations.............     6,171         5,994         177        3
                                 ----------   -----------  ----------
Total Resort Operations
  Expenses......................    34,146        34,496        (350)      (1)
                                 ----------   -----------  ----------
Resort Operating Income......... $  16,772     $  15,935    $    837        5
                                 ==========   ===========  ==========
Skier Visits....................     1,028         1,040         (12)      (1)
                                 ==========   ===========  ==========
Revenue per Skier Visit......... $   49.53     $   48.49    $   1.04        2
                                 ==========   ===========  ==========

                                    Three Months Ended
                                    ------------------
                                  April 30,      May 2,               Percentage
                                    2004          2003     (Decrease) (Decrease)
                                 ----------   -----------  ---------- ----------
                                              (In thousands)

Real Estate and Other Operations:
Real Estate Revenue............. $     180     $     646    $   (466)     (72)%
Cost of Sales - Real Estate
  and Other.....................        39           197        (158)     (80)
Selling, General and
  Administrative Expense -
  Real Estate and Other.........       366           565        (199)     (35)
                                 ----------   -----------  ----------
Total Real Estate and Other
  Operating Expenses............       405           762        (357)     (47)
                                 ----------   -----------  ----------
Real Estate and Other
  Operating Loss................ $    (225)    $    (116)   $   (109)     (94)
                                 ==========   ===========  ==========

Resort Operations:

     Revenues from resort operations for the three months ended April 30, 2004 were $50,918,000, an increase of $487,000, or 1%, as compared to the 2003 period. Skier visits for the 2004 period decreased by 12,000 visits, or 1%, from the 2003 period. Season pass revenues, which rose 18% to $12,048,000 for the 2004 period, as well as increased snow school and food and beverage sales, offset the impact of reduced lift ticket sales, equipment rentals and retail sales.

     As compared to the three months ended May 2, 2003, resort operations revenues for Northstar and Sierra decreased by $900,000 and $234,000, respectively, primarily due to lower skier visits, partially offset by improved revenue per skier visit yields. Similarly, resort operations revenues for
Waterville Valley and Mt. Cranmore decreased by $374,000 and $82,000, respectively, as compared to the 2003 period due to decreases in skier visits, partially offset by improved revenue per skier visit yields. Resort operations revenues for Loon Mountain increased by $393,000 as compared to the 2003 period due primarily to improved revenue per skier visit yields. The Summit's resort operations revenues increased by $1,684,000 as compared to the 2003 period due primarily to substantially higher visitation, partially offset by lower revenue per skier visit yields.

     Cost of sales for resort operations for the three months ended April 30, 2004 was $24,409,000, a decrease of $189,000, or 1%, as compared to the 2003 period. The slight decrease between the 2004 and 2003 periods was primarily the result of lower cost of goods sold for food and beverage and retail product sales due to improved inventory management practices.

     Depreciation expense for the three months ended April 30, 2004 was $3,566,000, a decrease of $338,000, or 9%, from the 2003 period. The decline in depreciation expense was primarily due to certain assets acquired in connection with the Company's resort acquisition in 1998 having become fully depreciated.

     Selling, general and administrative expense for resort operations for the three months ended April 30, 2004 was $6,171,000, an increase of $177,000, or 3%, as compared to the 2003 period. The increase in selling, general and administrative expense between the 2004 and 2003 periods was primarily due to increased payroll as a result of normal inflationary factors.

     Resort operating income for the three months ended April 30, 2004 was $16,772,000, an increase of $837,000, or 5%, from the operating income generated for the 2003 period, as a result of the factors discussed above.

Real Estate and Other:

     Revenues from real estate operations for the three months ended April 30, 2004 were $180,000, which was due to the sale of two single family lots at Loon Mountain. Revenues from real estate operations for the three months ended May 2, 2003 were $646,000, due to the sale of the final lot within the Unit 7 development at Northstar.

     Cost of sales for real estate and other operations for the three months ended April 30, 2004 was $39,000, including noncash cost of real estate sales of $7,000, primarily as a result of the sale of two single family lots at Loon Mountain. Cost of sales for real estate and other operations for the three months ended May 2, 2003 was $197,000, including noncash cost of real estate sales of $190,000, as a result of the sale of the final lot within the Unit 7 development at Northstar.

     Selling, general and administrative expense for real estate and other operations for the three months ended April 30, 2004 was $366,000, a decrease of $199,000 from the 2003 period, primarily as a result of sales launch costs incurred in the 2003 period for the Unit 7A development at Northstar.

     Operating loss from real estate and other operations was $225,000 for the three months ended April 30, 2004, an increase of $109,000 from the $116,000 operating loss incurred during the three months ended May 2, 2003, as a result of the factors discussed above.

Interest Expense and Other Items:

     Interest expense for the three months ended April 30, 2004 totaled $2,893,000, a decrease of $196,000, or 6%, from the Company's interest expense for the three months ended May 2, 2003, as a result of reduced borrowings and lower average interest rates.

     As of October 31, 2003, the Company had estimated net operating loss carryforwards of approximately $100,000,000 for federal income tax reporting purposes, which expire between 2012 and 2023. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending October 29, 2004. Accordingly, during the three months ended April 30, 2004, no income tax provision has been provided.

     The Company's net income for the three months ended April 30, 2004 was $13,381,000, an increase of $909,000 from the net income of $12,472,000 generated for the three months ended May 2, 2003, as a result of the factors discussed above.

     Six Months  Ended  April 30, 2004  Compared to the Six Months  Ended May 2,
2003

     The Company's operating results by segment for the six months ended April 30, 2004 and May 2, 2003 were as follows.

                                     Six Months Ended                 Percentage
                                    ------------------
                                  April 30,      May 2,     Increase   Increase
                                    2004          2003     (Decrease) (Decrease)
                                 ----------   -----------  ---------- ----------
                                 (In thousands, except revenue per skier visit)

Resort Operations:
Revenue:
   Lift Tickets................. $  35,048     $  36,717    $ (1,669)      (5)%
   Season Passes................    22,011        19,779       2,232       11
   Snow School..................     7,659         7,507         152        2
   Equipment Rental.............     7,852         7,849           3        -
   Retail.......................     3,994         3,814         180        5
   Food and Beverage............    14,335        13,962         373        3
   Other........................     7,334         7,318          16        -
                                 ----------   -----------  ----------
Total Resort Operations
  Revenue.......................    98,233        96,946       1,287        1
Cost of Sales - Resort
  Operations....................    50,682        50,694         (12)       -
Depreciation Expense............     7,169         7,727        (558)      (7)
Selling, General and
  Administrative Expense -
  Resort Operations.............    13,208        12,515         693        6
                                 ----------   -----------  ----------
Total Resort Operations
  Expenses......................    71,059        70,936         123        -
                                 ----------   -----------  ----------
Resort Operating Income......... $  27,174     $  26,010    $  1,164        4
                                 ==========   ===========  ==========
Skier Visits....................     1,981         1,953          28        1
                                 ==========   ===========  ==========
Revenue per Skier Visit......... $   49.59     $   49.64    $   (.05)       -
                                 ==========   ===========  ==========

                                     Six Months Ended                 Percentage
                                    ------------------
                                  April 30,      May 2,     Increase   Increase
                                    2004          2003     (Decrease) (Decrease)
                                 ----------   -----------  ---------- ----------
                                              (In thousands)
Real Estate and Other Operations:
Revenue:
   Real Estate Revenue.......... $   8,678     $     646    $  8,032       NM
   Timber Revenue...............         -            16         (16)      NM
                                 ----------   -----------  ----------
Total Real Estate and Other
  Operations Revenue............     8,678           662       8,016       NM
Cost of Sales - Real Estate
  and Other.....................     1,830           218       1,612       NM
Depletion Expense...............         -             7          (7)      NM
Selling, General and
  Administrative Expense -
  Real Estate and Other.........       586           853        (267)     (31)%
                                 ----------   -----------  ----------
Total Real Estate and Other
  Operating Expenses............     2,416         1,078       1,338      124
                                 ----------   -----------  ----------
Real Estate and Other
  Operating Income (Loss)....... $   6,262     $    (416)   $  6,678       NM
                                 ==========   ===========  ==========

NM - Not meaningful.


Resort Operations:

     Revenues from resort operations for the six months ended April 30, 2004 were $98,233,000, an increase of $1,287,000, or 1%, as compared to the 2003 period. Skier visits for the 2004 period increased by 28,000 visits, or 1%, from the 2003 period. Season pass revenues, which rose 11% to $22,011,000 for the 2004 period, as well as increased snow school, retail and food and beverage sales, offset the impact of reduced lift ticket sales.

     As compared to the six months ended May 2, 2003, resort operations revenues for Northstar decreased by $1,347,000, primarily due to lower skier visits, partially offset by higher revenue per skier visit yields. Resort operations revenues for Sierra increased by $514,000 as compared to the 2003 period due to increased skier visits, partially offset by lower revenue per skier visit yields due to changes in the mix of skiers. Resort operations revenues for Waterville Valley, Mt. Cranmore and Loon Mountain decreased by $1,504,000, $574,000 and $902,000, respectively, as compared to the 2003 period due to decreases in skier visits, partially offset by improved revenue per skier visit yields. The Summit's resort operations revenues increased by $5,100,000 as compared to the 2003 period due primarily to substantially higher visitation, partially offset by lower revenue per skier visit yields.

     Cost of sales for resort operations for the six months ended April 30, 2004 was $50,682,000, a decrease of $12,000 as compared to the 2003 period. Higher insurance and snowmaking costs for the 2004 period were offset by the effect of
(i) lower variable operating costs in the 2004 period and (ii) a $475,000 workers' compensation provision in the 2003 period for two large claims matter.

     Depreciation expense for the six months ended April 30, 2004 was $7,169,000, a decrease of $558,000, or 7%, from the 2003 period. The decline in depreciation expense was primarily due to certain assets acquired in connection with the Company's resort acquisition in 1998 having become fully depreciated.

     Selling, general and administrative expense for resort operations for the six months ended April 30, 2004 was $13,208,000, an increase of $693,000, or 6%, as compared to the 2003 period. The increase in selling, general and administrative expense between the 2004 and 2003 periods was primarily due to increased payroll as a result of normal inflationary factors.

     Resort operating income for the six months ended April 30, 2004 was $27,174,000, an increase of $1,164,000, or 4%, from the operating income generated for the 2003 period, as a result of the factors discussed above.

Real Estate and Other:

     Revenues from real estate operations for the six months ended April 30, 2004 were $8,678,000, which was due to (i) the sale of the final three lots within the Unit 7A subdivision at Northstar for an aggregate sales price of $2,798,000, (ii) the transfer and sale of the remaining Development Real Estate (as defined herein) at Northstar pursuant to the Northstar Real Estate Agreement (as defined herein) between Trimont Land Company and Trimont Land Holdings, Inc. (see Note 5 to the accompanying consolidated financial statements) and (iii) the sale of three single family lots at Loon Mountain for $270,000. Revenues from real estate operations for the six months ended May 2, 2003 were $646,000, due to the sale of the final lot within the Unit 7 development at Northstar. Timber operations at Northstar contributed revenues of $16,000 for the 2003 period. There were no timber operations revenues for the 2004 period.

     Cost of sales for real estate and other operations for the six months ended April 30, 2004 was $1,830,000, including noncash cost of real estate sales of $1,597,000, primarily as a result of the sale of the final three lots in the Unit 7A subdivision at Northstar and the sale of the remaining Development Real Estate at Northstar. Cost of sales for real estate and timber operations for the six months ended May 2, 2003 was $218,000, including noncash cost of real estate sales of $190,000, as a result of the sale of the final lot within the Unit 7 development at Northstar.

     Selling, general and administrative expense for real estate and other operations for the six months ended April 30, 2004 was $586,000, a decrease of $267,000 from the 2003 period, primarily as a result of sales launch costs incurred in the 2003 period for the Unit 7A development at Northstar.

     Operating income from real estate and other operations was $6,262,000 for the six months ended April 30, 2004, an increase of $6,678,000 from the $416,000 operating loss incurred during the six months ended May 2, 2003, as a result of the factors discussed above.

Interest Expense and Other Items:

     Interest expense for the six months ended April 30, 2004 totaled $5,949,000, a decrease of $511,000, or 8%, from the Company's interest expense for the six months ended May 2, 2003, as a result of reduced borrowings and lower average interest rates.

     The Company recognized a gain on the early retirement of debt of $506,000 for the six months ended May 2, 2003, relating to the repurchase of $16,000,000 aggregate principal amount of its 12.5% senior notes due March 15, 2007 (the "Senior Notes") during the 2003 period.

     As of October 31, 2003, the Company had estimated net operating loss carryforwards of approximately $100,000,000 for federal income tax reporting purposes, which expire between 2012 and 2023. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company's current tax attributes, no income tax provision or benefit is expected for the year ending October 29, 2004. Accordingly, during the six months ended April 30, 2004, no income tax provision has been provided.

     The Company's net income for the six months ended April 30, 2004 was $27,018,000, an increase of $7,915,000 from the net income of $19,103,000 generated for the six months ended May 2, 2003, as a result of the factors discussed above.

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

     Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement with Fleet National Bank, as administrative agent ("Agent"), and certain lenders. The Senior Credit Facility has since been amended four times, most recently on June 14, 2004 (as so amended the "Senior Credit Facility"). The following summary of the terms of the Senior Credit Facility, is qualified by reference to the complete agreement governing the Senior Credit Facility, a copy of which has been filed as an exhibit to our periodic reports.

     The Senior Credit Facility provides a revolving credit facility (the "Revolving Credit Facility") with borrowing availability of up to $25,000,000, and a term loan facility (the "Term Facility") with outstanding borrowings as of April 30, 2004 of $19,000,000. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The Company satisfied this requirement for 2004 on February 25, 2004. The draw period under the Term Facility has expired. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005. Borrowings under the Senior Credit Facility are secured by (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek's principal subsidiaries and (b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

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

     Primarily as a result of challenging weather conditions in the northeastern United States during the 2003/04 ski season, which negatively impacted operating results for the Company's Waterville Valley, Mt. Cranmore and Loon Mountain resorts, the Company experienced a shortfall of approximately $2,400,000 relative to the required level of Minimum Resort EBITDA under the Senior Credit Facility for the trailing four quarter period ended April 30, 2004. The Company satisfied the Leverage Ratio and Adjusted Leverage Ratio covenants under the Senior Credit Facility as of and for the period ended April 30, 2004.

     On June 14, 2004, the Company obtained an amendment and waiver (the "Amendment and Waiver") from the lenders under the Senior Credit Facility, which modified the Minimum Resort EBITDA covenant and waived any defaults or events of default arising as a result of the shortfall in Minimum Resort EBITDA for the trailing four quarter period ended April 30, 2004. After giving effect to the Amendment and Waiver, the Company is required to have a Minimum Resort EBITDA of
(i) $19,500,000 during each rolling four quarter period through April 29, 2005 and (ii) $20,500,000 during each rolling four quarter period from April 30, 2005 and thereafter, which the Company believes is probable of being achieved. It is also required to maintain (a) a minimum Leverage Ratio of (i) 1.20 to 1 through January 28, 2005 and (ii) 1.3 to 1 thereafter and (b) a maximum Adjusted Leverage Ratio of (i) .55 to 1 through October 29, 2004, (ii) .50 to 1 from October 30, 2004 through October 28, 2005 and (iii) .45 to 1 thereafter.

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

     For purposes of calculating interest, loans under the Senior Credit Facility can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) the Agent's prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit Facility) for loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility bore interest at an annual rate of 5.10% as of April 30, 2004 pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility bore interest at an annual rate of 5.50% as of April 30, 2004 pursuant to the base rate option.

     Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company's Senior Notes. Initial borrowings of $25,000,000 under the Term Facility were used to repurchase the Company's Senior Notes, together with accrued and unpaid interest thereon. As of April 30, 2004, outstanding borrowings under the Revolving Credit Facility and Term Facility were $2,350,000 and $19,000,000, respectively.

     The Company had a working capital deficit of $22,683,000 (including $2,350,000 in outstanding borrowings under the Revolving Credit Facility) as of April 30, 2004, which will negatively affect liquidity during 2004. The
Company's working capital deficit as of May 2, 2003 was $31,137,000 (including $6,850,000 in outstanding borrowings under the Revolving Credit Facility).

     The Company generated cash from operating activities of $21,802,000 for the six months ended April 30, 2004, as compared to $17,339,000 for the comparable period in 2003. The increase in operating cash flows was primarily due to the increase in net income for the 2004 period.

     Cash used in investing activities totaled $3,037,000 and $3,657,000 for the six months ended April 30, 2004 and May 2, 2003, respectively. The results for the 2004 and 2003 periods primarily reflect capital expenditures for the purchase of property and equipment and real estate held for development and sale.

     Cash used in financing activities totaled $19,166,000 for the six months ended April 30, 2004, which reflects net repayments under the Revolving Credit Facility of $15,400,000 and scheduled payments of long-term debt of $3,766,000. Cash used in financing activities totaled $13,431,000 for the comparable period in 2003, which reflects net advances under the Revolving Credit Facility of $5,605,000, scheduled payments of long-term debt of $3,952,000 and the repurchase of $16,000,000 aggregate principal amount of the Company's Senior Notes for $15,080,000.

     The Company's capital expenditures for property and equipment during the six months ended April 30, 2004 were $3,892,000 (including $1,378,000 of equipment acquired through capital leases), and consisted primarily of the remaining portion of the Company's fiscal 2003 capital programs and acquisitions of grooming equipment. Management anticipates that maintenance capital expenditures for its fiscal 2004 capital programs will range from $5,000,000 to $5,500,000. The Company's 2004 expansion capital program currently contemplates spending of approximately $3,000,000. Capital expenditures for real estate development projects in fiscal 2004 are estimated to range between $2,000,000 and $2,250,000. The Company plans to fund future capital expenditures from (i) available cash flow, (ii) vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company's Senior Notes and/or
(iii) borrowings under the Revolving Credit Facility. Commitments for future capital expenditures for property and equipment and real estate development were approximately $5,900,000 at April 30, 2004.

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

     In December 2003, the Company closed escrow on the final three lots within the Unit 7A subdivision at Northstar for an aggregate sales price of $2,798,000. The Company does not anticipate that it will sell any additional single family real estate at Northstar during the remainder of fiscal 2004. While the Company is currently evaluating certain potential real estate opportunities at its other resorts, there can be no assurance that the Company will realize such opportunities in the immediate future or on terms satisfactory to the Company.

     The Company's liquidity has been and will continue to be significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes will be limited. In addition, the Company's high level of debt may increase its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. During the 2002/03 and 2003/04 ski seasons, the Company experienced a significant decline in its resort operating performance as compared to the level of its operating performance for the 2000/01 and 2001/02 ski seasons due primarily to significant weather challenges at certain of its resorts, which will negatively affect liquidity in future periods. Any further significant decline in the Company's expected operating performance could have a material adverse effect on the Company's ability to service its debt, meet its financial covenants under the Senior Credit Facility and make required capital expenditures. Due to the expected absence of further real estate sales at Northstar in fiscal 2004, the Company is dependent upon cash flows from resort operations to service its indebtedness, fund necessary capital expenditures and support working capital requirements.

     In addition, the Senior Credit Facility and the Indenture governing the Company's Senior Notes each contain covenants that, among other things, significantly limit the Company's ability to obtain additional sources of capital and may affect the Company's liquidity. These covenants restrict the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any other person, or transfer all or substantially all of the assets of the Company. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer. The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. On June 14, 2004, the Company obtained an amendment from the lenders under the Senior Credit Facility modifying these covenants prospectively and a waiver of defaults that had arisen as a result of the Company's operating performance through April 30, 2004. The Company's ability to meet its financial covenants in the future may be affected by events beyond its control and there can be no assurance that the Company will meet those covenants.

     As of April 30, 2004, the Company had $102,423,000 of total long-term debt. The Company expects that existing cash and cash generated from operations, together with borrowing availability, will be adequate to fund the Company's debt service and other cash operating requirements over the next 12 months. However, in order to meet the Company's off-season liquidity requirements, the Company expects that it will be substantially drawn on the $25,000,000 Revolving Credit Facility during the early portion of the 2004/05 ski season. In order to focus the Company's resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts and real estate holdings, if such transactions can be completed on favorable terms.

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

Contractual Obligations and Off-Balance Sheet Arrangements

     The Company's significant contractual obligations include long-term debt (including capital lease obligations), operating leases, purchase obligations and other long-term liabilities. As of April 30, 2004, the Company's scheduled maturities of long-term debt (including capital lease obligations), operating lease commitments, purchase obligations and other long-term liabilities for the periods indicated were as follows:

                                                  Payments Due By Period
                                           -------------------------------------
                                                                           More
                                           Remainder   One to              Than
                                           of Fiscal   Three   Three to    Five
                                   Total     2004      Years  Five Years  Years
                                ---------  --------  --------  -------- --------
                                                  (In thousands)
Long-term debt and capital
  lease obligations............ $ 102,423  $  3,061  $ 19,116  $ 80,246 $     -
Operating lease obligations....     4,243       265     1,742       220   2,016
Purchase obligations...........     3,700     2,000     1,700         -       -
Other long-term liabilities....       710         -       264       179     267
                                ---------  --------  --------  -------- --------
Total.......................... $ 111,076  $  5,326  $ 22,822  $ 80,645 $ 2,283
                                =========  ========  ========  ======== ========

     In connection with certain single family real estate development projects at Northstar, self-insured workers' compensation arrangements for the Summit and certain other aspects of its operations, the Company has arranged for surety bonds from third-party surety bonding companies or letters of credit from financial institutions. The aggregate amount of surety bonds and letters of credit in place at April 30, 2004 were approximately $3,800,000 and $549,000, respectively. Under the terms of the Senior Credit Facility, the letters of credit in the amount of $549,000 reduce the Company's borrowing capacity under the Revolving Credit Facility.

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

Recently Adopted Accounting Pronouncement

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46"), which has been subsequently deferred and revised by the FASB on several dates. This interpretation addresses consolidation and reporting by business enterprises of variable interest entities ("VIEs"). VIEs are entities for which control is achieved through means other than voting rights. FIN No. 46, as revised, provides for various effective dates for adoption of the interpretation's provisions depending upon the date of formation of the VIEs and their nature. The adoption of FIN No. 46 did not have any effect on the Company's consolidated financial position or results of operations.

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

     Certain regulatory approvals associated with a snowmaking pipeline at Loon Mountain, as well as certain contractual obligations, impose minimum stream flow requirements with respect to Loon Mountain's snowmaking operations. These requirements will likely compel Loon Mountain to construct water storage facilities within approximately three and one-half years, and such construction may require further regulatory approvals and environmental documentation under NEPA. No assurances can be given that such regulatory approvals will be obtained or that the Company will have the financial resources to complete such construction.

     Certain regulatory approvals associated with a proposed snowmaking impoundment will impose more stringent minimum stream flow requirements with respect to Waterville Valley's snowmaking operations in the future. These requirements may require Waterville Valley to construct water storage facilities in the next three and one-half years.

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

Forward-Looking Statements

     Except for historical matters, the matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The reader can identify these statements by forward-looking words such as "may," "will," "expect," "plan," "intend," "anticipate," "believe," "estimate," and "continue" or similar words. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect the Company's business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company's actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:


          o    Uncertainty as to future financial results,
          o    The  substantial  leverage  and  liquidity   constraints  of  the
               Company,
          o Significant operating restrictions under the Company's debt agreements,
          o The capital intensive nature of development of the Company's ski resorts,
          o    Uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements,
          o    Uncertainties regarding the timing and success of our real estate development projects and their ultimate impact on our operating results,
          o    Demand for and costs associated with real estate development,
          o The discretionary nature of consumers' spending for skiing and resort real estate,
          o    Regional and national economic conditions,
          o    Weather conditions,
          o Negative demand for our services and products resulting from potential terrorism threats,
          o    Availability and cost of commercial air service,
          o    The threat, commencement or continuation of wars,
          o Availability and terms of insurance coverage, as well as potential increases in the cost of insurance coverage,
          o    Natural disasters (such as earthquakes and floods),
          o    Competition and pricing pressures,
          o Governmental regulation and litigation and other risks associated with expansion and development,
          o    The  adequacy  of the  water  supplies  at each of the  Company's resorts,
          o Availability of adequate energy supplies for the operation of the Company's resorts, including snowmaking operations, and volatility in the prices charged for energy and fuel,
          o The occupancy of leased property and property used pursuant to the Forest Service permits, and
          o    Other factors  identified under "- Risk Factors" in Part II, Item
               7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended October 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the six months ended April 30, 2004, there have been no material changes in information relating to market risk from the Company's disclosure in
Item 7a. of the Company's Annual Report on Form 10-K for the year ended October 31, 2003 as filed with the Securities and Exchange Commission.

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


     b) There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended April 30, 2004 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company did not satisfy the minimum consolidated resort EBITDA covenant under the Senior Credit Facility for the four quarter period ended April 30, 2004. On June 14, 2004, the Company obtained an amendment and waiver from the lenders under the Senior Credit Facility modifying the minimum consolidated resort EBITDA covenant and waiving any defaults or events of default arising as a result of having failed to comply with the covenant through April 30, 2004. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

     a. Exhibits

     Exhibit No.    Description of Exhibit
     -----------    ----------------------

     10.1 Fourth Amendment and Waiver dated as of June 14, 2004 to the Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the lenders.

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

     b. Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended April 30, 2004.

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


June 14, 2004