Form 10-Q
period 2004-07-30
BOOTH CREEK SKI HOLDINGS INC
filed 2004-09-13
CIK 1037253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-26091

BOOTH CREEK SKI HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1359604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1000 South Frontage Road West, Suite 100 Vail, Colorado	81657
(Address of Principal Executive Offices)	(Zip Code)

(970) 476-1311

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of August 31, 2004, the number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 1,000 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOOTH CREEK SKI HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 30, 2004	October 31, 2003	August 1, 2003
ASSETS
Current assets:
Cash	$775	$809	$715
Accounts receivable, net of allowance of $63, $47 and $65, respectively	2,067	1,827	1,952
Inventories	1,724	2,390	1,697
Prepaid expenses and other current assets	1,116	1,282	1,003

Total current assets	5,682	6,308	5,367
Property and equipment, net	106,773	110,683	112,707
Real estate held for development and sale	6,284	6,627	8,030
Deferred financing costs, net of accumulated amortization of $6,104, $5,235 and $4,934, respectively	2,334	2,769	3,069
Timber rights and other assets	5,953	5,541	6,074
Goodwill	22,938	22,938	22,938

Total assets	$149,964	$154,866	$158,185

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facility	$15,950	$17,750	$17,800
Current portion of long-term debt	6,268	6,429	6,356
Accounts payable and accrued liabilities	22,556	34,362	25,864

Total current liabilities	44,774	58,541	50,020
Long-term debt	95,189	98,382	99,286
Other long-term liabilities	710	741	756
Commitments and contingencies
Shareholder’s equity (deficit):
Common stock, $.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	72,000	72,000	72,000
Accumulated deficit	(62,709)	(74,798)	(63,877)

Total shareholder’s equity (deficit)	9,291	(2,798)	8,123

Total liabilities and shareholder’s equity (deficit)	$149,964	$154,866	$158,185

See accompanying notes.

BOOTH CREEK SKI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Revenue:
Resort operations	$2,893	$3,568	$101,126	$100,514
Real estate and other (including revenues with related parties of $5,610 for the nine months ended July 30, 2004, and $646 for the nine months ended August 1, 2003)	63	—	8,741	662

Total revenue	2,956	3,568	109,867	101,176

Operating expenses:
Cost of sales - resort operations	6,250	5,872	56,932	56,566
Cost of sales - real estate and other	323	11	2,153	229
Depreciation and depletion	3,514	3,743	10,683	11,477
Selling, general and administrative expense	4,548	4,163	18,342	17,531

Total operating expenses	14,635	13,789	88,110	85,803

Operating income (loss)	(11,679)	(10,221)	21,757	15,373

Other income (expense):
Interest expense	(2,963)	(3,063)	(8,912)	(9,523)
Amortization of deferred financing costs	(312)	(276)	(869)	(839)
Gain on early retirement of debt	—	—	—	506
Other income	25	17	113	43

Other income (expense), net	(3,250)	(3,322)	(9,668)	(9,813)

Net income (loss)	$(14,929)	$(13,543)	$12,089	$5,560

See accompanying notes.

BOOTH CREEK SKI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	July 30, 2004	August 1, 2003
Cash flows from operating activities:
Net income	$12,089	$5,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	10,683	11,477
Noncash cost of real estate sales	1,850	190
Amortization of deferred financing costs	869	839
Gain on early retirement of debt	—	(506)
Changes in operating assets and liabilities:
Accounts receivable	(240)	12
Insurance proceeds receivable	—	800
Inventories	666	601
Prepaid expenses and other current assets	166	422
Accounts payable and accrued liabilities	(11,806)	(10,260)
Other long-term liabilities	(31)	—

Net cash provided by operating activities	14,246	9,135

Cash flows from investing activities:
Capital expenditures for property and equipment	(4,257)	(4,158)
Capital expenditures for real estate held for development and sale	(1,507)	(1,254)
Other assets	(438)	(10)

Net cash used in investing activities	(6,202)	(5,422)

Cash flows from financing activities:
Borrowings under revolving credit facility	24,945	49,350
Repayments under revolving credit facility	(26,745)	(32,795)
Principal payments of long-term debt	(5,844)	(20,032)
Deferred financing costs	(434)	(185)

Net cash used in financing activities	(8,078)	(3,662)

Increase (decrease) in cash	(34)	51
Cash at beginning of period	809	664

Cash at end of period	$775	$715

See accompanying notes.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2004

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Booth Creek Ski Holdings, Inc. (“Booth Creek”) owns and operates various ski resorts, including Northstar-at-Tahoe (“Northstar”), Sierra-at-Tahoe (“Sierra”), Waterville Valley, Mt. Cranmore, Loon Mountain and the Summit at Snoqualmie (the “Summit”). Booth Creek also conducts certain real estate development activities, primarily at Northstar and Loon Mountain.

The consolidated financial statements include the accounts of Booth Creek and its subsidiaries (collectively referred to as the “Company”), all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.

Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. (“Parent”).

The accompanying consolidated financial statements as of July 30, 2004 and August 1, 2003 and for the three and nine month periods then ended are unaudited, but include all adjustments (consisting only of normal and recurring adjustments) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company’s financial position at July 30, 2004 and August 1, 2003, and its operating results and cash flows for the three and nine month periods then ended. Due to the highly seasonal nature of the Company’s business, the results for the interim periods are not indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Cash

Included in cash at July 30, 2004 is restricted cash of $626,000, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories were as follows:

	July 30, 2004	October 31, 2003	August 1, 2003
	(In thousands)
Retail products	$982	$1,581	$922
Supplies	531	625	516
Food and beverage	211	184	259

	$1,724	$2,390	$1,697

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Sales and profits on real estate sales are recognized using the full accrual method at the point that the Company’s receivables from land sales are deemed collectible and the Company has no significant remaining obligations for construction or development, which typically occurs upon transfer of title. If such conditions are not met, the recognition of all or part of the sales and profit is postponed. The Company thoroughly evaluates the contractual agreements and underlying facts and circumstances relating to its real estate transactions, including the involvement of related parties, to determine the appropriate revenue recognition treatment of such transactions in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” and related pronouncements.

Contingencies and Reserve Estimates

The Company’s operations are affected by various contingencies, including commercial litigation, personal injury claims relating principally to snow sports activities, self-insured workers’ compensation matters and self-insured employee health and welfare arrangements. The Company performs periodic evaluations of these contingencies and, based on the advice of counsel, information provided by third-party claims administrators and other pertinent information, provides reserves for its best estimate of the eventual outcome of these matters. These estimated liabilities are reviewed and appropriately adjusted as the facts and circumstances related to these contingencies change.

Recently Adopted Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN No. 46”), which has been subsequently deferred and revised by the FASB on several dates. This interpretation addresses consolidation and reporting by business enterprises of variable interest entities (“VIEs”). VIEs are entities for which control is achieved through means other than voting rights. FIN No. 46, as revised, provides for various effective dates for adoption of the interpretation’s provisions depending upon the date of formation of the VIEs and their nature. The adoption of FIN No. 46 did not have any effect on the Company’s consolidated financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	July 30, 2004	October 31, 2003	August 1, 2003
	(In thousands)
Accounts payable	$2,943	$3,816	$1,948
Accrued compensation and benefits	3,172	2,951	2,872
Taxes other than income taxes	329	822	483
Unearned revenue and deposits – resort operations	5,441	14,739	5,842
Unearned deposits from related party – real estate operations	—	5,610	5,610
Interest	3,844	1,355	3,833
Other	6,827	5,069	5,276

	$22,556	$34,362	$25,864

3. Financing Arrangements

Senior Credit Facility

Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”) with Fleet National Bank, as administrative agent (“Agent”), and certain lenders. The following is a summary of certain provisions of the Senior Credit Facility, as amended to date.

General – The Senior Credit Facility provides for a revolving credit facility (the “Revolving Credit Facility”) with borrowing availability of up to $25,000,000, and a term loan facility (the “Term Facility”) with outstanding borrowings as of July 30, 2004 of $18,000,000. Borrowings under the Senior Credit Facility are collectively referred to herein as “Loans.”

Interest – For purposes of calculating interest, Loans can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) Agent’s prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on Loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit Facility) for Loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility bore interest at an annual rate of 5.38% as of July 30, 2004 pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility bore interest at an annual rate of 5.44% as of July 30, 2004 pursuant to elections under both the base rate and LIBOR rate options.

Repayment – Subject to the provisions of the Senior Credit Facility, the Company may, from time to time, borrow, repay and reborrow under the Revolving Credit Facility. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The Company satisfied this requirement for 2004 on February 25, 2004. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Financing Arrangements - (Continued)

Security – Borrowings under the Senior Credit Facility are secured by (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek’s principal subsidiaries and (b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

Use of Proceeds – Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company’s 12.5% senior notes due March 15, 2007 (the “Senior Notes”). Initial borrowings of $25,000,000 under the Term Facility were used to repurchase Senior Notes, together with accrued and unpaid interest thereon. As of July 30, 2004, outstanding borrowings under the Revolving Credit Facility and Term Facility were $15,950,000 and $18,000,000, respectively.

Covenants – The Senior Credit Facility contains financial covenants relating to the maintenance of (a) minimum consolidated resort EBITDA (resort earnings before interest, taxes, depreciation and amortization, adjusted for certain items specified in the Senior Credit Facility) measured quarterly on a rolling four quarter basis (“Minimum Resort EBITDA”), (b) a minimum ratio of (y) consolidated EBITDA (earnings before interest, taxes, depreciation, depletion, amortization and noncash cost of real estate sales, adjusted for certain items specified in the Senior Credit Facility), less $5,000,000, less cash income taxes actually paid during the period to (z) consolidated debt service (the sum of interest, cash payments of principal made in respect of capitalized lease obligations and mandatory reductions under the Term Facility) measured quarterly on a rolling four quarter basis (the “Leverage Ratio”), and (c) a maximum adjusted consolidated leverage ratio (the ratio of secured indebtedness of the Company and its subsidiaries (with certain exceptions specified in the Senior Credit Facility) to the sum of the Company’s consolidated net worth, as adjusted pursuant to the Senior Credit Facility, and the aggregate principal amount of outstanding Senior Notes (“Adjusted Leverage Ratio”)).

On June 14, 2004, the Company obtained an amendment and waiver (the “Amendment and Waiver”) from the lenders under the Senior Credit Facility, which modified the Minimum Resort EBITDA covenant under the Senior Credit Facility. After giving effect to the Amendment and Waiver, the Company is required to have Minimum Resort EBITDA of (i) $19,500,000 during each rolling four quarter period through April 29, 2005 and (ii) $20,500,000 during each rolling four quarter period from April 30, 2005 and thereafter. It is also required to maintain (a) a minimum Leverage Ratio of (i) 1.20 to 1 through January 28, 2005 and (ii) 1.3 to 1 thereafter and (b) a maximum Adjusted Leverage Ratio of (i) .55 to 1 through October 29, 2004, (ii) .50 to 1 from October 30, 2004 through October 28, 2005 and (iii) .45 to 1 thereafter.

The Senior Credit Facility also contains restrictive covenants pertaining to the management and operation of Booth Creek and its subsidiaries. The covenants include, among others, significant limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, capital expenditures, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, optional payments and modification of debt instruments and issuances of stock. The Company was in compliance with the covenants under the Senior Credit Facility as of July 30, 2004.

On September 10, 2004, the Company obtained a commitment letter (the “Commitment Letter”) from U.S. Bank National Association with respect to certain proposed amendments to the existing Senior Credit Facility. The Commitment Letter has been filed as an exhibit to this Periodic Report. In general, the proposed amendments contemplated by the Commitment Letter include the following: (i) an increase in the outstanding borrowings under the Term Facility from $18,000,000 to $25,000,000, (ii) a decrease in the quarterly commitment reductions under the Term Facility from the present level of $1,000,000 to a proposed level of $416,667 for each of the quarterly periods ending October 31, 2004, January 31, 2005, April 30, 2005 and July 31, 2005, (iii) modifications to certain of the existing financial covenants under the Senior Credit Facility, and (iv) certain other

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Financing Arrangements - (Continued)

changes to the definitions, terms and conditions of the Senior Credit Facility. The consummation of the transactions contemplated under the Commitment Letter is subject to normal and customary closing conditions for transactions of this nature.

The Company has entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 31, 2005, declining to $14,000,000 through October 31, 2005. These interest rate cap agreements are designed to limit the Company’s exposure to the effects of rising interest rates with respect to borrowings outstanding under the Term Facility. The Company is entitled to receive floating rate payments from the counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%. These agreements are accounted for at their fair value, with fluctuations recorded through the statement of operations. As of July 30, 2004, the fair value of these agreements was not significant.

Senior Notes

As of July 30, 2004, the Company had outstanding $80,175,000 aggregate principal amount of its Senior Notes. The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at a current redemption price (expressed as a percentage of the principal amount redeemed) of 102.083%, declining to 100% as of March 15, 2005, plus, in each case, accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

The Senior Notes are unconditionally guaranteed, on an unsecured senior basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all Restricted Subsidiaries of the Company, as defined in the indenture for the Senior Notes (the “Indenture”), having either assets or shareholders’ equity in excess of $20,000 (the “Guarantors”). All of the Company’s direct and indirect subsidiaries are Restricted Subsidiaries, except DRE, L.L.C.

The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and the Guarantors, including indebtedness under the Senior Credit Facility. In addition, the Senior Notes are structurally subordinated to any indebtedness of the Company’s subsidiaries that are not Guarantors. The Indenture contains covenants for the benefit of the holders of the Senior Notes that, among other things, limit the ability of the Company and any Restricted Subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends and make other distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create liens; (vii) enter into transactions with affiliates; (viii) enter into sale and leaseback transactions; (ix) create dividend or other payment restrictions affecting Restricted Subsidiaries; (x) merge or consolidate the Company or any Guarantors; and (xi) sell assets.

The Guarantors are wholly-owned subsidiaries of Booth Creek and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. Booth Creek is a holding company and has no significant operations, assets or cash flows separate from its investments in its subsidiaries. In addition, the assets, equity, revenues, income and cash flow of DRE, L.L.C., Booth Creek’s only non-guarantor subsidiary, are minor and the membership interests in DRE, L.L.C. are entirely owned by Booth Creek. There are no significant restrictions on the ability of the Guarantors to pay dividends or otherwise transfer funds to Booth Creek. Accordingly, Booth Creek has not presented separate financial statements and other disclosures concerning the Guarantors or its non-guarantor subsidiary because management has determined that such information is not material to investors.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Financing Arrangements - (Continued)

During the nine months ended August 1, 2003, the Company repurchased $16,000,000 aggregate principal amount of Senior Notes for $15,080,000. After giving effect to the write-off of related deferred financing costs of $414,000, the Company recognized a gain on early retirement of debt of $506,000.

Other Debt

The Company has entered into purchase commitments for the construction of detachable quad chairlifts at Northstar and Loon Mountain for a total cost of approximately $7,000,000. The Company has obtained a commitment to finance the lifts under operating lease arrangements. As of July 30, 2004, lift construction progress payments of $808,000 have been funded by the leasing company pursuant to interim financing arrangements entered into in contemplation of the intended operating lease financing. Under generally accepted accounting principles, the interim fundings have been reflected as a component of property and equipment and current portion of long-term debt in the accompanying consolidated balance sheet as of July 30, 2004, and is expected to be removed from the Company’s consolidated balance sheet in conjunction with the origination of the planned operating lease financing.

During the nine months ended July 30, 2004 and August 1, 2003, the Company entered into capital lease obligations and other debt of $2,490,000 and $682,000, respectively, for the purchase of equipment.

As of July 30, 2004, the scheduled maturities of long-term debt, including capital lease obligations, were as follows:

(In thousands)
Three months ending October 2004	$1,019
Year ending October 2005	19,360
Year ending October 2006	729
Year ending October 2007	80,349

Total long-term debt	101,457

Less current portion	6,268

Long-term debt	$95,189

4. Income Taxes

At October 31, 2003, the Company had estimated net operating loss carryforwards of approximately $100,000,000 for federal income tax reporting purposes, which expire between 2012 and 2023. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company’s current tax attributes, no income tax provision or benefit is expected for the year ending October 29, 2004. Accordingly, during the nine months ended July 30, 2004, no income tax provision has been provided.

5. Real Estate Transactions

Sale of Unit 7A Single Family Lots

In March 2003, Trimont Land Company (“TLC”), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, launched the sale of the Unit 7A subdivision at Northstar, which consists of 15 ski-in/ski-out single family lots. TLC sold the final three remaining lots within the Unit 7A subdivision in December 2003 for an aggregate sales price of $2,798,000, which has been recognized as revenue from real estate operations in the accompanying statement of operations for the nine months ended July 30, 2004.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Real Estate Transactions (continued)

Sale of Development Real Estate to a Related Party

On September 22, 2000, TLC and Trimont Land Holdings, Inc. (“TLH”), a wholly-owned subsidiary of Parent and an affiliate of the Company, entered into an Agreement for Purchase and Sale of Real Property (the “Northstar Real Estate Agreement”) pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the “Development Real Estate”) for a total purchase price of $27,600,000, of which 85% was payable in cash and 15% was payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note (the “Convertible Secured Note”).

In accordance with accounting principles generally accepted in the United States for real estate transactions, during 2000 the Company recorded revenues for the sale of the initial land parcels to the extent of cash received by TLC. The Company will recognize revenues and profits on the portion of the sales price represented by the Convertible Secured Note as collections are made, and accordingly, has reflected $3,150,000 of deferred revenue as an offset to the Convertible Secured Note in the accompanying consolidated balance sheets. The Convertible Secured Note requires quarterly interest payments at the rate of 10% per annum if paid in cash, or 12% if paid in kind, and is due in full in September 2005. No interest is currently being accrued on the Convertible Secured Note, as such interest will be recognized as collections are made. The Convertible Secured Note is secured by TLH’s membership interest in a real estate joint venture (the “East West Joint Venture”) to which TLH is a party. The Convertible Secured Note is convertible at TLC’s option into 15% of TLH’s membership interest in the East West Joint Venture, which enables TLC to obtain, at TLC’s option, a profit participation in the Development Real Estate. The Company obtained an opinion from an independent firm qualified and experienced in the subject matter of the transaction that the terms of the sale of Development Real Estate were fair and reasonable to the Company and TLC and at least as favorable as the terms which could have been obtained in a comparable transaction made on an arms-length basis between unaffiliated parties.

During the year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represented the cash portion of the $6,600,000 purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment had been deferred as a deposit liability as of October 31, 2003 pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement. In December 2003, TLC completed the subdivision of the remaining Development Real Estate and transferred such real estate to TLH. Accordingly, TLC has relieved the existing $5,610,000 deposit liability and recognized real estate revenues of $5,610,000 for this transaction during the nine months ended July 30, 2004. Additionally, the Convertible Secured Note has been increased by $990,000 for the 15% noncash portion of the consideration for the remaining Development Real Estate, which has been accounted for in the manner described above for the sale of the initial land parcels.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Business Segments

The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
	(In thousands)
Revenue:
Resort operations	$2,893	$3,568	$101,126	$100,514
Real estate and other	63	—	8,741	662

	$2,956	$3,568	$109,867	$101,176

Operating income (loss):
Resort operations	$(11,018)	$(9,985)	$16,156	$16,025
Real estate and other	(661)	(236)	5,601	(652)

	$(11,679)	$(10,221)	$21,757	$15,373

	July 30, 2004	October 31, 2003
	(In thousands)
Segment assets:
Resort operations	$133,118	$138,522
Real estate and other	10,054	10,423
Corporate and other nonidentifiable assets	6,792	5,921

	$149,964	$154,866

A reconciliation of combined operating income (loss) for resort operations and real estate and other to consolidated net income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
	(In thousands)
Operating income (loss) for reportable segments	$(11,679)	$(10,221)	$21,757	$15,373
Interest expense	(2,963)	(3,063)	(8,912)	(9,523)
Amortization of deferred financing costs	(312)	(276)	(869)	(839)
Gain on early retirement of debt	—	—	—	506
Other income	25	17	113	43

Net income (loss)	$(14,929)	$(13,543)	$12,089	$5,560

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in “Forward-Looking Statements” and elsewhere in this Report as well as in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2003.

General

The Company’s ski operations are highly sensitive to weather conditions and the overall strength of the national economy and regional economies in the areas in which the Company operates. The Company believes that the geographic diversity of its resorts and the use of extensive snowmaking technology coupled with advanced trail grooming equipment, which together can provide consistent skiing conditions, can partially mitigate the risk of both economic downturns and adverse weather conditions in any given region. However, the Company remains vulnerable to warm weather, heavy rains, high winds, drought, extended periods of extreme cold and other types of severe or unusual weather conditions, which can have a significant effect on the operating revenues and profitability at one or more of the Company’s resorts.

The Company’s three resorts with the lowest average natural snowfall, Waterville Valley, Loon Mountain and Mt. Cranmore, have invested heavily in snowmaking capabilities to provide coverage on virtually all of their trails and have been open for skiing at least 135, 139 and 99 days, respectively, during each of the last five ski seasons, including the 2003/04 ski season. However, the efficiency and effectiveness of snowmaking operations can be negatively impacted by numerous factors, including temperature variability, reliability of water sources, availability and cost of adequate energy supplies and unfavorable weather events such as heavy rains.

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

Northstar has averaged approximately 235 inches of snowfall per year for the past five ski seasons. The resort has snowmaking capabilities to provide coverage on approximately 50% of its trails. Although the resort’s operations depend significantly on natural snowfall, particularly in the early part of the ski season, in recent years the Company has invested in additional snowmaking facilities to improve Northstar’s snowmaking production capacity.

The Company’s results of operations are also highly dependent on the Company’s ability to compete in each of the large regional ski markets in which it operates. Management estimates that at Northstar and Sierra approximately 70% of the 2003/04 ski season total skier visits were attributable to residents of the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, approximately 80% of the 2003/04 ski season total skier visits were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 2003/04 ski season total skier visits were attributable to residents of the Seattle/Tacoma metropolitan region.

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

The Company’s current resorts have invested approximately $63,400,000 (including $11,500,000 of equipment acquired through capital leases and other debt) in capital expenditures since October 1999 to upgrade chairlift capacity, expand terrain, improve skier services, enhance retail and food and beverage facilities, increase snowmaking capabilities and to meet sustaining capital requirements, all of which management believes are important in providing a quality guest experience.

A significant portion of total operating costs at the Company’s resorts are variable, consisting primarily of retail and food service cost of sales, utilities and labor expense. These variable costs can fluctuate significantly based upon skier visits and seasonal factors. With the exception of certain management, administrative and maintenance personnel, substantially all of the Company’s employees are compensated on an hourly basis. Management believes a key element to maximizing profitability during the winter season is to closely monitor staffing requirements and to adjust staffing levels when skier volumes or seasonal needs dictate.

Each of the Company’s resorts is subject to the threat of personal injury claims relating principally to snow sports activities as well as premises and vehicular operations and workers’ compensation matters. The Company maintains various forms of insurance covering claims related to its properties and usual and customary risks associated with the operation of four-season recreation resorts. Due to a variety of factors, the insurance industry has experienced significant losses and a substantial reduction in underwriting capacity in the past several years, which has generally resulted in significantly higher renewal premiums for companies seeking insurance. In connection with its annual renewal of insurance coverage for fiscal 2004, the Company experienced an increase in insurance premium costs of approximately $1,000,000 over the level of such costs in fiscal 2003.

The Company’s real estate and other segment is primarily engaged in the sale of single family lots, development real estate and timber at Northstar. The revenues, operating income and cash flows of the real estate and other segment are highly variable.

Results of Operations of the Company

Overview

The opening and closing dates for the Company’s resorts for the 2003/04 and 2002/03 ski seasons were as follows:

Opening Dates
	2003/04 Season	2002/03 Season
Northstar	November 22, 2003	November 22, 2002
Sierra	November 14, 2003	December 16, 2002
Waterville Valley	November 22, 2003	November 22, 2002
Mt. Cranmore	December 13, 2003	November 29, 2002
Loon Mountain	November 26, 2003	November 15, 2002
The Summit	November 29, 2003	December 27, 2002

Closing Dates
	2003/04 Season	2002/03 Season
Northstar	April 18, 2004	April 20, 2003
Sierra	April 19, 2004	April 27, 2003
Waterville Valley	April 4, 2004	April 6, 2003
Mt. Cranmore	March 28, 2004	March 30, 2003
Loon Mountain	April 18, 2004	April 20, 2003
The Summit	April 18, 2004	April 13, 2003

Total skier visits generated by each of the Company’s resorts for the nine months ended July 30, 2004 and August 1, 2003 were as follows:

	Nine Months Ended			Percentage Increase (Decrease)
	July 30, 2004	August 1, 2003	Increase (Decrease)
	(In thousands)
Northstar	535	570	(35)	(6)%
Sierra	372	353	19	5
Waterville Valley	175	223	(48)	(22)
Mt. Cranmore	102	119	(17)	(14)
Loon Mountain	322	359	(37)	(10)
The Summit	475	329	146	44

	1,981	1,953	28	1

As a result of improved early season snowfall in November 2003 and colder temperatures, Northstar opened on schedule for the 2003/04 season on November 22, 2003 and Sierra opened ahead of schedule on November 14, 2003. However, business volumes at Northstar and Sierra during the 2003/04 season were negatively impacted for several key days between Christmas and New Year’s Day due to two major storms that hit the Lake Tahoe region. Snowfall in Lake Tahoe during January 2004 and the first half of February 2004 was relatively modest compared with historical levels. The Lake Tahoe region received significant snowfall in the second half of February 2004. However, Northern California, the primary market for the Company’s Lake Tahoe resorts, experienced record warm temperatures for a prolonged period in March and April 2004, which dampened skier demand and visitation during the later portion of the 2003/04 season. Comparatively, for the 2002/03 season, the Lake Tahoe region experienced relatively dry conditions and a lack of natural snowfall through November 2002 and the first half of December 2002. Due to the strength of its snowmaking system, Northstar opened on schedule for the 2002/03 season. However, Sierra did not open for the 2002/03 season until December 16, 2002. During mid-December 2002, the region received a series of powerful storms resulting in over six feet of snowfall at Northstar and Sierra, which provided excellent skiing conditions for the 2002/03 Christmas holiday period. During January, February and March 2003, the Lake Tahoe region experienced natural snowfall levels that were substantially below long-term historical levels. However, the region received significant natural snowfall in early April 2003, which stimulated late season visitation. For the 2003/04 ski season, skier visitation for Northstar declined by 35,000 visits, or 6%, as compared to the 2002/03 season, due primarily to shortfalls in late season skier visits. For Sierra, skier visitation for the 2003/04 ski season increased by 19,000 visits, or 5%, as compared to the 2002/03 season, as increased skier visits in the early part of the ski season due to an earlier opening were partially offset by decreased skier visits at the end of the ski season.

For the first half of the 2003/04 season, the northeastern United States experienced relatively inconsistent weather patterns, including, at varying times, major snowstorms, warm temperatures, periods of heavy rainfall, and for most of January 2004 and early February 2004, extended periods of bitterly cold temperatures. By comparison, conditions in the northeastern United States for the early part of the 2002/03 ski season were generally good, with colder temperatures and above average natural snowfall. Skier visits at the Company’s New Hampshire resorts for the first fiscal quarter of 2004 declined by 84,000 visits, or 25%, from the level of skier visitation during the first fiscal quarter of 2003. For the later portion of the 2003/04 season, weather conditions for the Company’s New Hampshire resorts returned to more normal patterns, although late season conditions were generally less favorable than those experienced at the end of the 2002/03 season. For the 2003/04 season as a whole, the Company’s New Hampshire resorts experienced a decline of 102,000 skier visits, or 15%, from the level of skier visitation during the 2002/03 season.

As compared to the difficult 2002/03 season, the Pacific Northwest experienced a return to more normal weather patterns for the 2003/04 ski season, resulting in a significant rebound in skier visitation at the Company’s Summit resort in Washington. For the 2003/04 season, the Summit opened slightly ahead of schedule on November 29, 2003. For 2002/03 season, the Pacific Northwest experienced unseasonably warm temperatures and substantially below average snowfall. Snowfall at the Summit for the 2002/03 season was less than 60% of historical long-term averages. Additionally, average temperatures at the Summit during the 2002/03 season were generally much warmer than normal, and the resort experienced a large amount of rainfall during the course of the season. The Summit commenced partial operations for the 2002/03 season on December 27, 2002 on limited terrain. As a result of the early opening for the 2003/04 season and substantially improved conditions, skier visits for the Summit for the 2003/04 season increased by 146,000 visits, or 44%, as compared to the 2002/03 season.

In April 2004, construction commenced for the redevelopment of a substantial portion of the Village at Northstar. The first phase of the Village is expected to be completed in November 2005, and consists of approximately 100 condominium units contained in three lodge buildings and approximately 93,000 square feet of commercial and skier services space. The development of the new Village core is being constructed by the East West Joint Venture, which is 80% owned by affiliates of East West Partners, Inc. TLH, a wholly-owned subsidiary of Parent and an affiliate of the Company, holds a 20% membership interest and certain other economic interests in the East West Joint Venture. In addition to the initial phase of the Village, the East West Joint Venture intends to develop 1,700 residential units within the footprint of the Northstar resort, as well as additional commercial and skier services space.

TLC, the owner and operator of Northstar and a wholly-owned subsidiary of the Company, is expected to benefit substantially from the bed base and Village development to be conducted by the East West Joint Venture. Additionally, TLC holds a Convertible Secured Note (see Note 5 to the accompanying consolidated financial statements) which is convertible into 15% of TLH’s interests in the East West Joint Venture.

The construction of the new Village at Northstar is expected to impact certain lines of business at Northstar during the 2004 and 2005 summer seasons. The impacted lines of business primarily include group and conference business and related lodging and banquet business. The expected impact is an approximate 10% to 12% reduction, or approximately $500,000 to $600,000, in Northstar’s total summer revenues as compared to 2003 levels.

The Company is in the process of implementing interim facilities and amenities in the Village in order to address customer service needs and maintain winter revenue sources during the 2004/05 ski season. Such amenities include ticketing, guest services, food and beverage, locker and ski storage facilities and guest convening areas to minimize any impacts of potential disruption from the Village construction. The total cost of the interim facilities, which will be incurred during fiscal 2004 and fiscal 2005 and consists of both capital and operating expenditures, is estimated to be approximately $1,250,000. As of July 30, 2004, the Company had incurred capital and operating expenditures of $36,000 and $113,000, respectively, for the construction of the interim facilities. In addition to the interim facilities, the Company is installing a new detachable quad chairlift to replace an aged triple chairlift that provides access to the mountain from the Northstar Village. The Company expects that the new lift will enhance the customer experience at Northstar by providing improved base area egress as compared to the existing facilities.

The Company’s operating results by segment for the three months ended July 30, 2004 and August 1, 2003 were as follows.

	Three Months Ended			Percentage Increase (Decrease)
	July 30, 2004	August 1, 2003	Increase (Decrease)
	(In thousands)
Resort Operations:
Total resort operations revenue	$2,893	$3,568	$(675)	(19)%
Cost of sales – resort operations	6,250	5,872	378	6
Depreciation expense	3,488	3,743	(255)	(7)
Selling, general and administrative expense – resort operations	4,173	3,938	235	6

Total resort operations expenses	13,911	13,553	358	3

Resort operating loss	$(11,018)	$(9,985)	$(1,033)	(10)

Real Estate and Other Operations:
Timber revenue	$63	$—	$63	NM
Cost of sales – real estate and other	323	11	312	NM
Depletion expense	26	—	26	NM
Selling, general and administrative expense – real estate and other	375	225	150	67%

Total real estate and other operating expenses	724	236	488	NM

Real estate and other operating loss	$(661)	$(236)	$(425)	NM

NM – Not meaningful.

Resort Operations:

Revenues from resort operations for the three months ended July 30, 2004 were $2,893,000, a decrease of $675,000, or 19%, as compared to the 2003 period. The decline in resort operations revenue was primarily due to (i) a reduction in 2004 revenues of $260,000 at Northstar principally as a result of the commencement of construction of a new Village core, which has impacted certain summer lines of business including group and conference business and related lodging and banquet business, and (ii) the effect of a favorable revenue adjustment of $183,000 in the 2003 period upon the positive settlement of an earnings contingency.

Cost of sales for resort operations for the three months ended July 30, 2004 was $6,250,000, an increase of $378,000, or 6%, as compared to the 2003 period, due primarily to normal inflationary factors and approximately $113,000 incurred for interim operating facilities in the Village at Northstar.

Depreciation expense for the three months ended July 30, 2004 was $3,488,000, a decrease of $255,000, or 7%, from the 2003 period. The decline in depreciation expense was primarily due to certain assets acquired in connection with the Company’s resort acquisition in 1998 having become fully depreciated.

Selling, general and administrative expense for resort operations for the three months ended July 30, 2004 was $4,173,000, an increase of $235,000, or 6%, as compared to the 2003 period. The increase in selling, general and administrative expense between the 2004 and 2003 periods was primarily due to normal inflationary factors.

Resort operating loss for the three months ended July 30, 2004 was $11,018,000, an increase of $1,033,000, or 10%, from the operating loss generated for the 2003 period, as a result of the factors discussed above.

Real Estate and Other:

There were no sales of real estate during the three months ended July 30, 2004 and August 1, 2003. Timber operations contributed revenues of $63,000 for the 2004 period (none in 2003).

Cost of sales for real estate and other operations for the three months ended July 30, 2004 was $323,000, including noncash cost of real estate sales of $253,000, primarily as a result of final adjustments to construction cost estimates for the Unit 7A subdivision at Northstar and costs associated with timber harvesting activities. Cost of sales for real estate and other operations for the three months ended August 1, 2003 was $11,000.

Selling, general and administrative expense for real estate and other operations for the three months ended July 30, 2004 was $375,000, an increase of $150,000 from the 2003 period, primarily as a result of increased administrative costs associated with the Company’s real estate activities at Northstar.

Operating loss from real estate and other operations was $661,000 for the three months ended July 30, 2004, an increase of $425,000 from the $236,000 operating loss incurred during the three months ended August 1, 2003, as a result of the factors discussed above.

Interest Expense and Other Items:

Interest expense for the three months ended July 30, 2004 totaled $2,963,000, a decrease of $100,000, or 3%, from the Company’s interest expense for the three months ended August 1, 2003, as a result of reduced borrowings.

As of October 31, 2003, the Company had estimated net operating loss carryforwards of approximately $100,000,000 for federal income tax reporting purposes, which expire between 2012 and 2023. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company’s current tax attributes, no income tax provision or benefit is expected for the year ending October 29, 2004. Accordingly, during the three months ended July 30, 2004, no income tax provision has been provided.

The Company’s net loss for the three months ended July 30, 2004 was $14,929,000, an increase of $1,386,000 from the net loss of $13,543,000 incurred for the three months ended August 1, 2003, as a result of the factors discussed above.

Nine Months Ended July 30, 2004 Compared to the Nine Months Ended August 1, 2003

The Company’s operating results by segment for the nine months ended July 30, 2004 and August 1, 2003 were as follows.

	Nine Months Ended			Percentage Increase (Decrease)
	July 30, 2004	August 1, 2003	Increase (Decrease)
	(In thousands, except revenue per skier visit)
Resort Operations:
Revenue:
Lift tickets	$35,021	$36,902	$(1,881)	(5)%
Season passes	22,010	19,780	2,230	11
Snow school	7,647	7,517	130	2
Equipment rental	7,852	7,849	3	—
Retail	4,358	4,195	163	4
Food and beverage	14,709	14,505	204	1
Other	9,529	9,766	(237)	(2)

Total resort operations revenue	101,126	100,514	612	1
Cost of sales – resort operations	56,932	56,566	366	1
Depreciation expense	10,657	11,470	(813)	(7)
Selling, general and administrative expense – resort operations	17,381	16,453	928	6

Total resort operations expenses	84,970	84,489	481	1

Resort operating income	$16,156	$16,025	$131	1

Skier visits	1,981	1,953	28	1

Revenue per skier visit	$51.05	$51.47	$(.42)	(1)

Real Estate and Other Operations:
Revenue:
Real estate revenue	$8,678	$646	$8,032	NM
Timber revenue	63	16	47	294%

Total real estate and other operations revenue	8,741	662	8,079	NM
Cost of sales – real estate and other	2,153	229	1,924	NM
Depletion expense	26	7	19	271
Selling, general and administrative expense – real estate and other	961	1,078	(117)	(11)

Total real estate and other operating expenses	3,140	1,314	1,826	139

Real estate and other operating income (loss)	$5,601	$(652)	$6,253	NM

NM – Not meaningful.

Resort Operations:

Revenues from resort operations for the nine months ended July 30, 2004 were $101,126,000, an increase of $612,000, or 1%, as compared to the 2003 period. Skier visits for the 2004 period increased by 28,000 visits, or 1%, from the 2003 period. Season pass revenues, which rose 11% to $22,010,000 for the 2004 period, as well as increased snow school, retail and food and beverage sales, offset the impact of reduced lift ticket sales.

As compared to the nine months ended August 1, 2003, resort operations revenues for Northstar decreased by $1,607,000, primarily due to lower skier visits, partially offset by higher revenue per skier visit yields. Resort operations revenues for Sierra increased by $509,000 as compared to the 2003 period due to increased skier visits, partially offset by lower revenue per skier visit yields due to changes in the mix of skiers. Resort operations revenues for Waterville Valley, Mt. Cranmore and Loon Mountain decreased by $1,650,000, $597,000 and $953,000, respectively, as compared to the 2003 period due to decreases in skier visits, partially offset by improved revenue per skier visit yields. The Summit’s resort operations revenues increased by $4,910,000 as compared to the 2003 period due primarily to substantially higher visitation, partially offset by lower revenue per skier visit yields.

Cost of sales for resort operations for the nine months ended July 30, 2004 was $56,932,000, an increase of $366,000, or 1%, as compared to the 2003 period. Higher insurance and snowmaking costs for the 2004 period were partially offset by the effect of (i) lower variable operating costs in the 2004 period and (ii) a $475,000 workers’ compensation provision in the 2003 period for two large claims.

Depreciation expense for the nine months ended July 30, 2004 was $10,657,000, a decrease of $813,000, or 7%, from the 2003 period. The decline in depreciation expense was primarily due to certain assets acquired in connection with the Company’s resort acquisition in 1998 having become fully depreciated.

Selling, general and administrative expense for resort operations for the nine months ended July 30, 2004 was $17,381,000, an increase of $928,000, or 6%, as compared to the 2003 period. The increase in selling, general and administrative expense between the 2004 and 2003 periods was primarily due to increased payroll as a result of normal inflationary factors.

Resort operating income for the nine months ended July 30, 2004 was $16,156,000, an increase of $131,000, or 1%, from the operating income generated for the 2003 period, as a result of the factors discussed above.

Real Estate and Other:

Revenues from real estate operations for the nine months ended July 30, 2004 were $8,678,000, which was due to (i) the sale of the final three lots within the Unit 7A subdivision at Northstar for an aggregate sales price of $2,798,000, (ii) the transfer and sale of the remaining Development Real Estate (as defined herein) at Northstar pursuant to the Northstar Real Estate Agreement (as defined herein) between Trimont Land Company and Trimont Land Holdings, Inc. (see Note 5 to the accompanying consolidated financial statements), which generated revenues of $5,610,000, and (iii) the sale of three single family lots at Loon Mountain for $270,000. Revenues from real estate operations for the nine months ended August 1, 2003 were $646,000, due to the sale of the final lot within the Unit 7 development at Northstar. Timber operations at Northstar contributed revenues of $63,000 and $16,000 for the 2004 and 2003 periods, respectively.

Cost of sales for real estate and other operations for the nine months ended July 30, 2004 was $2,153,000, including noncash cost of real estate sales of $1,850,000, primarily as a result of the sale of the final three lots in the Unit 7A subdivision at Northstar and the sale of the remaining Development Real Estate at Northstar. Cost of sales for real estate and timber operations for the nine months ended August 1, 2003 was $229,000, including noncash cost of real estate sales of $190,000, as a result of the sale of the final lot within the Unit 7 development at Northstar.

Selling, general and administrative expense for real estate and other operations for the nine months ended July 30, 2004 was $961,000, a decrease of $117,000 from the 2003 period, primarily as a result of sales launch costs incurred in the 2003 period for the Unit 7A development at Northstar.

Operating income from real estate and other operations was $5,601,000 for the nine months ended July 30, 2004, an increase of $6,253,000 from the $652,000 operating loss incurred during the nine months ended August 1, 2003, as a result of the factors discussed above.

Interest Expense and Other Items:

Interest expense for the nine months ended July 30, 2004 totaled $8,912,000, a decrease of $611,000, or 6%, from the Company’s interest expense for the nine months ended August 1, 2003, as a result of reduced borrowings.

The Company recognized a gain on the early retirement of debt of $506,000 for the nine months ended August 1, 2003, relating to the repurchase of $16,000,000 aggregate principal amount of its 12.5% senior notes due March 15, 2007 (the “Senior Notes”) during the 2003 period.

As of October 31, 2003, the Company had estimated net operating loss carryforwards of approximately $100,000,000 for federal income tax reporting purposes, which expire between 2012 and 2023. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company’s current tax attributes, no income tax provision or benefit is expected for the year ending October 29, 2004. Accordingly, during the nine months ended July 30, 2004, no income tax provision has been provided.

The Company’s net income for the nine months ended July 30, 2004 was $12,089,000, an increase of $6,529,000 from the net income of $5,560,000 generated for the nine months ended August 1, 2003, as a result of the factors discussed above.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, service indebtedness and support seasonal working capital requirements. The Company’s primary sources of liquidity are cash flow from operations and borrowings under the Senior Credit Facility (as defined below). Virtually all of the Company’s operating income is generated by its subsidiaries. As a result, the Company is dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations.

Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement with Fleet National Bank, as administrative agent (“Agent”), and certain lenders. The Senior Credit Facility has since been amended four times, most recently on June 14, 2004 (as so amended the “Senior Credit Facility”). The following summary of the terms of the Senior Credit Facility, is qualified by reference to the complete agreement governing the Senior Credit Facility, a copy of which has been filed as an exhibit to our periodic reports.

The Senior Credit Facility provides a revolving credit facility (the “Revolving Credit Facility”) with borrowing availability of up to $25,000,000, and a term loan facility (the “Term Facility”) with outstanding borrowings as of July 30, 2004 of $18,000,000. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The Company satisfied this requirement for 2004 on February 25, 2004. The Term Facility provides for quarterly commitment reductions of $1,000,000 on the last day of January, April, July and October of each year through October 31, 2005, the maturity date of the Senior Credit Facility. The Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the greater of (i) the amount by which outstanding Term Facility borrowings exceed the then-applicable term loan commitment and (ii) the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005. Borrowings under the Senior Credit Facility are secured by (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek’s principal subsidiaries and (b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

The Senior Credit Facility contains financial covenants relating to the maintenance of (a) minimum consolidated resort EBITDA (resort earnings before interest, taxes, depreciation and amortization, adjusted for certain items specified in the Senior Credit Facility) measured quarterly on a rolling four quarter basis (“Minimum Resort EBITDA”), (b) a minimum ratio of (y) consolidated EBITDA (earnings before interest, taxes, depreciation, depletion, amortization and noncash cost of real estate sales, adjusted for certain items specified in the Senior Credit Facility), less $5,000,000, less cash income taxes actually paid during the period to (z) consolidated debt service (the sum of interest, cash payments of principal made in respect of capitalized lease obligations and mandatory reductions under the Term Facility) measured quarterly on a rolling four quarter basis (the “Leverage Ratio”), and (c) a maximum adjusted consolidated leverage ratio (the ratio of secured indebtedness of the Company and its subsidiaries (with certain exceptions specified in the Senior Credit Facility) to the sum of the Company’s consolidated net worth, as adjusted pursuant to the Senior Credit Facility and the aggregate principal amount of outstanding Senior Notes (“Adjusted Leverage Ratio”)).

On June 14, 2004, the Company obtained an amendment and waiver (the “Amendment and Waiver”) from the lenders under the Senior Credit Facility, which modified the Minimum Resort EBITDA covenant under the Senior Credit Facility. After giving effect to the Amendment and Waiver, the Company is required to have Minimum Resort EBITDA of (i) $19,500,000 during each rolling four quarter period through April 29, 2005 and (ii) $20,500,000 during each rolling four quarter period from April 30, 2005 and thereafter. It is also required to maintain (a) a minimum Leverage Ratio of (i) 1.20 to 1 through January 28, 2005 and (ii) 1.3 to 1 thereafter and (b) a maximum Adjusted Leverage Ratio of (i) .55 to 1 through October 29, 2004, (ii) .50 to 1 from October 30, 2004 through October 28, 2005 and (iii) .45 to 1 thereafter.

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

For purposes of calculating interest, loans under the Senior Credit Facility can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) the Agent’s prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit Facility) for loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Term Facility bore interest at an annual rate of 5.38% as of July 30, 2004 pursuant to the LIBOR rate option. Borrowings under the Revolving Credit Facility bore interest at an annual rate of 5.44% as of July 30, 2004 pursuant to elections under both the base rate and LIBOR rate options.

Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company’s Senior Notes. Initial borrowings of $25,000,000 under the Term Facility were used to repurchase the Company’s Senior Notes, together with accrued and unpaid interest thereon. As of July 30, 2004, outstanding borrowings under the Revolving Credit Facility and Term Facility were $15,950,000 and $18,000,000, respectively.

On September 10, 2004, the Company obtained a commitment letter (the “Commitment Letter”) from U.S. Bank National Association with respect to certain proposed amendments to the existing Senior Credit Facility. The Commitment Letter has been filed as an exhibit to this Periodic Report. In general, the proposed amendments contemplated by the Commitment Letter include the following: (i) an increase in the outstanding borrowings under the Term Facility from $18,000,000 to $25,000,000, (ii) a decrease in the quarterly commitment reductions under the Term Facility from the present level of $1,000,000 to a proposed level of $416,667 for each of the quarterly periods ending October 31, 2004, January 31, 2005, April 30, 2005 and July 31, 2005, (iii) modifications to certain of the existing financial covenants under the Senior Credit Facility, and (iv) certain other changes to the definitions, terms and conditions of the Senior Credit Facility. The consummation of the transactions contemplated under the Commitment Letter is subject to normal and customary closing conditions for transactions of this nature.

The Company had a working capital deficit of $39,092,000 (including $15,950,000 in outstanding borrowings under the Revolving Credit Facility) as of July 30, 2004, which will negatively affect liquidity during 2004. The Company’s working capital deficit as of August 1, 2003 was $44,653,000 (including $17,800,000 in outstanding borrowings under the Revolving Credit Facility).

The Company generated cash from operating activities of $14,246,000 for the nine months ended July 30, 2004, as compared to $9,135,000 for the comparable period in 2003. The increase in operating cash flows was primarily due to the increase in net income for the 2004 period.

Cash used in investing activities totaled $6,202,000 and $5,422,000 for the nine months ended July 30, 2004 and August 1, 2003, respectively. The results for the 2004 and 2003 periods primarily reflect capital expenditures for the purchase of property and equipment and real estate held for development and sale.

Cash used in financing activities totaled $8,078,000 for the nine months ended July 30, 2004, which primarily reflects net repayments under the Revolving Credit Facility of $1,800,000 and payments of long-term debt of $5,844,000. Cash used in financing activities totaled $3,662,000 for the comparable period in 2003, which primarily reflects net borrowings under the Revolving Credit Facility of $16,555,000, scheduled payments of long-term debt of $4,952,000 and the repurchase of $16,000,000 aggregate principal amount of the Company’s Senior Notes for $15,080,000.

The Company’s capital expenditures for property and equipment during the nine months ended July 30, 2004 were $6,747,000 (including $2,490,000 of equipment acquired through capital leases). Management anticipates that maintenance capital expenditures for its fiscal 2004 capital programs will range from $5,000,000 to $5,500,000. Purchase commitments for grooming equipment for the 2004/05 season, which are typically financed through capital lease arrangements, are approximately $2,200,000. The Company’s 2004 expansion capital program currently contemplates spending of approximately $3,300,000. Capital expenditures for real estate development projects in fiscal 2004 are estimated to range between $2,000,000 and $2,250,000. The Company plans to fund future capital expenditures from (i) available cash flow, (ii) vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company’s Senior Notes and/or (iii) borrowings under the Revolving Credit Facility. Commitments for future capital expenditures for property and equipment and real estate development were approximately $8,400,000 at July 30, 2004.

In addition to the capital expenditure program described above, the Company has entered into purchase commitments for the construction of detachable quad chairlifts at Northstar and Loon Mountain for a total cost of approximately $7,000,000. The Company has obtained a commitment to finance the lifts under operating lease arrangements. As of July 30, 2004, lift construction progress payments of $808,000 have been funded by the leasing company pursuant to interim financing arrangements entered into in contemplation of the intended operating lease financing. Under generally accepted accounting principles, the interim fundings have been reflected as a component of property and equipment and current portion of long-term debt in the accompanying consolidated balance sheet as of July 30, 2004, and is expected to be removed from the Company’s consolidated balance sheet in conjunction with the origination of the planned operating lease financing.

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

With respect to the Company’s potential real estate development opportunities, management believes that such efforts would enhance ski-related revenues and contribute independently to earnings. In addition, with respect to significant development projects, the Company expects to continue to pursue arrangements that would reduce infrastructure and other development costs. Nonetheless, existing lodging facilities in the vicinity of each resort are believed to be adequate to support current skier volumes and a deferral or curtailment of development efforts is not regarded by management as likely to adversely affect skier days and ski-related revenues or profitability. The Company also believes that its current infrastructure is sufficient, and that development of real estate opportunities is not presently necessary to support its existing operations.

In December 2003, the Company closed escrow on the final three lots within the Unit 7A subdivision at Northstar for an aggregate sales price of $2,798,000. The Company does not anticipate that it will sell any additional single family real estate at Northstar during the remainder of fiscal 2004. The Company sold three single family lots at Loon Mountain for $270,000 during the nine months ended July 30, 2004. Additionally, the Company closed the sale of certain non-strategic development parcels at Loon Mountain in August 2004 for a sales price of $1,165,000. While the Company is currently evaluating certain potential real estate opportunities at its other resorts, there can be no assurance that the Company will realize such opportunities in the immediate future or on terms satisfactory to the Company.

The Company’s liquidity has been and will continue to be significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes will be limited. In addition, the Company’s high level of debt may increase its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. During the 2002/03 and 2003/04 ski seasons, the Company experienced a significant decline in its resort operating performance as compared to the level of its operating performance for the 2000/01 and 2001/02 ski seasons due primarily to significant weather challenges at certain of its resorts, which will negatively affect liquidity in future periods. Any further significant decline in the Company’s expected operating performance could have a material adverse effect on the Company’s ability to service its debt, meet its financial covenants under the Senior Credit Facility and make required capital expenditures. Due to the expected absence of further real estate sales at Northstar in fiscal 2004, the Company is dependent upon cash flows from resort operations to service its indebtedness, fund necessary capital expenditures and support working capital requirements.

In addition, the Senior Credit Facility and the Indenture governing the Company’s Senior Notes each contain covenants that, among other things, significantly limit the Company’s ability to obtain additional sources of capital and may affect the Company’s liquidity. These covenants restrict the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any other person, or transfer all or substantially all of the assets of the Company. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer. The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. On June 14, 2004, the Company obtained an amendment from the lenders under the Senior Credit Facility modifying these covenants prospectively and a waiver of defaults that had arisen as a result of the Company’s operating performance through April 30, 2004. The Company was in compliance with the covenants under the Senior Credit Facility as of July 30, 2004. The Company’s ability to meet its financial covenants in the future may be affected by events beyond its control and there can be no assurance that the Company will meet those covenants.

As of July 30, 2004, the Company had $101,457,000 of total long-term debt. The Company expects that existing cash and cash generated from operations, together with borrowing availability, will be adequate to fund the Company’s debt service and other cash operating requirements over the next 12 months. However, in order to meet the Company’s off-season liquidity requirements, the Company expects that it will be substantially drawn on the $25,000,000 Revolving Credit Facility during the early portion of the 2004/05 ski season. In order to focus the Company’s resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts and real estate holdings, if such transactions can be completed on favorable terms.

Any decline in the Company’s expected operating performance, or the inability of management to successfully implement the Company’s business strategy, could have a material adverse effect on the Company’s financial position and liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell other assets or obtain additional financing. No assurance can be given of the Company’s ability to do so or pursuant to satisfactory terms. In addition, the Company would require additional financing for expansion of its existing properties or for future acquisitions, if any. No assurances can be given that any such financing would be available on commercially reasonable terms. See “Forward-Looking Statements” herein.

The Company believes that inflation has had little effect on its results of operations and any impact on costs has been largely offset by increased pricing.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s significant contractual obligations include long-term debt (including capital lease obligations), operating leases, purchase obligations and other long-term liabilities. As of July 30, 2004, the Company’s scheduled maturities of long-term debt (including capital lease obligations), operating lease commitments, purchase obligations and other long-term liabilities for the periods indicated were as follows:

		Payments Due By Period
	Total	Remainder of Fiscal 2004	One to Three Years	Three to Five Years	More Than Five Years
		(In thousands)
Long-term debt and capital lease obligations	$101,457	$1,019	$20,089	$80,349	$—
Operating lease obligations	4,161	137	1,788	220	2,016
Purchase obligations	6,400	3,500	2,900	—	—
Other long-term liabilities	710	—	264	179	267

Total	$112,728	$4,656	$25,041	$80,748	$2,283

In connection with certain single family real estate development projects at Northstar, self-insured workers’ compensation arrangements for the Summit and certain other aspects of its operations, the Company has arranged for surety bonds from third-party surety bonding companies or letters of credit from financial institutions. The aggregate amount of surety bonds and letters of credit in place at July 30, 2004 were approximately $1,900,000 and $600,000, respectively. Under the terms of the Senior Credit Facility, the letters of credit in the amount of $600,000 reduce the Company’s borrowing capacity under the Revolving Credit Facility.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the selection of appropriate accounting policies, as well as the use of judgment by management in applying such accounting policies and formulating financial estimates. These judgments and estimates are based on historical experience, terms of existing contracts and customer arrangements and information available from other sources, as appropriate. By their nature, these judgments and estimates are subject to an inherent degree of uncertainty. In applying the Company’s accounting policies and determining financial estimates, different business conditions or the use of different assumptions may result in materially different amounts reported in the Company’s consolidated financial statements.

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

Revenue Recognition for Resort Operations – Revenues from resort operations are generated from a wide variety of sources, including lift ticket sales, snow school lessons, equipment rentals, retail product sales, food and beverage operations, lodging and property management services and other recreational activities, and are recognized when services are provided and products are sold. Sales of season passes are initially deferred in unearned revenue and recognized ratably over the expected season. The Company also periodically evaluates the collectibility of all of its receivables, and, if necessary, provides for an adequate allowance for doubtful accounts.

Revenue Recognition for Real Estate Sales – Sales and profits on real estate sales are recognized using the full accrual method at the point that the Company’s receivables from land sales are deemed collectible and the Company has no significant remaining obligations for construction or development, which typically occurs upon transfer of title. If such conditions are not met, the recognition of all or part of the sales and profit is postponed. The Company evaluates contractual agreements and the underlying facts and circumstances relating to its real estate transactions, including the involvement of related parties, to determine the appropriate revenue recognition treatment of such transactions in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” and related pronouncements.

Valuation of Long-Lived Assets and Goodwill – The Company periodically evaluates whether there are facts and circumstances that indicate potential impairment of its long-lived assets. If impairment indicators are present, the Company reviews the carrying value of its long-lived assets for continued appropriateness. The Company also performs periodic impairment tests for recorded goodwill. The impairment evaluations for long-lived assets and goodwill are based upon projections of future cash flows, estimated purchase multiples and other relevant factors. While the Company believes its estimates are reasonable, different assumptions could materially affect these evaluations.

Evaluation of Contingencies and Reserve Estimates – The Company’s operations are affected by various contingencies, including commercial litigation, personal injury claims relating principally to snow sports activities, self-insured workers’ compensation matters and self-insured employee health and welfare arrangements. The Company performs periodic evaluations of these contingencies and, based on the advice of counsel, information provided by third-party claims administrators and other pertinent information, provides reserves for its best estimate of the eventual outcome of these matters. These estimated liabilities are reviewed and appropriately adjusted as the facts and circumstances related to these contingencies change. While the Company believes its estimates are reasonable, different assumptions could materially affect these evaluations.

Recently Adopted Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN No. 46”), which has been subsequently deferred and revised by the FASB on several dates. This interpretation addresses consolidation and reporting by business enterprises of variable interest entities (“VIEs”). VIEs are entities for which control is achieved through means other than voting rights. FIN No. 46, as revised, provides for various effective dates for adoption of the interpretation’s provisions depending upon the date of formation of the VIEs and their nature. The adoption of FIN No. 46 did not have any effect on the Company’s consolidated financial position or results of operations.

Seasonality

The business of the Company is highly seasonal, with the vast majority of its annual revenues expected to be generated between November and April of each fiscal year. Management considers it essential to achieve optimal operating results during key holidays and weekends during this period. The Company’s results of operations are, in turn, significantly dependent upon favorable weather conditions and other factors beyond the Company’s control.

During the off-season months of May through October, the Company’s resorts typically experience a substantial reduction in labor and utility expense due to the absence of ski operations, but make significant expenditures for maintenance, expansion and capital improvements in preparation for the ensuing ski season.

Regulation and Legislation

The Company’s operations are dependent upon its ownership or control over the real property used in its ski operations at each resort. The real property presently used at the Northstar and Mt. Cranmore resorts is owned by the Company, leased from third parties or controlled by easements. The Company has the right to use a substantial portion of the real property associated with the Sierra, Summit and Waterville Valley resorts under the terms of Term Special Use Permits issued by the United States Forest Service (the “Forest Service”). The Sierra permit expires in 2039, the Waterville Valley permit expires in 2034 and the Summit permit expires in 2032.

A substantial portion of the real property associated with the Loon Mountain resort is likewise used under a Forest Service Term Special Use Permit. In 1993, the Forest Service authorized various improvements at Loon Mountain and an expansion onto the adjacent South Mountain. The United States Court of Appeals for the First Circuit overturned this authorization in 1996 on the ground that the Forest Service had failed to properly address certain environmental issues under the National Environmental Policy Act (“NEPA”). On remand from the Court of Appeals, the United States District Court for the District of New Hampshire (the “District Court”) entered a final order dated December 11, 1998 which imposed certain conditions and limitations on the Forest Service and Loon Mountain Recreation Corporation (“LMRC”) until the Forest Service completed an additional environmental review process under NEPA. In response to a separate 1997 action filed by an individual and an environmental group, the District Court entered an injunction on February 12, 1999 which limited LMRC’s snowmaking and use of a snowmaking pipeline until the Forest Service completed the additional environmental review process under NEPA.

Effective February 22, 2001, certain plaintiffs in the lawsuits alleging violations of environmental laws by the Forest Service and LMRC entered into settlement agreements with LMRC which resolved all issues among the plaintiffs and LMRC relating to LMRC’s prior operations and its proposal for near term expansion and upgrading of Loon Mountain. Among other things, these agreements impose certain restrictions on the operation of the resort and the future development of certain private land at the resort.

LMRC notified the District Court and interested parties that the December 11, 1998 final order and February 12, 1999 injunction expired under their terms when the Forest Service (i) completed its NEPA process, (ii) issued a Record of Decision (“ROD”) on February 26, 2002 approving the Loon Mountain Final Environmental Impact Statement (the “Final EIS”), and (iii) issued a Term Special Use Permit to LMRC for Loon Mountain on June 24, 2002 (thereby replacing Loon Mountain’s three existing Forest Service permits). The new Loon Mountain Term Special Use Permit expires in 2042.

Two written administrative appeals to the ROD were filed with the Forest Service. One of the two appellants settled with LMRC and withdrew its appeal. The Forest Service denied the other administrative appeal and upheld the ROD in a letter decision dated June 7, 2002. With these actions, the Forest Service has concluded its administrative appeal process for the ROD. The ROD and the Forest Service’s June 7, 2002 letter decision are subject to judicial review in federal court under the Administrative Procedure Act by the appellant whose administrative appeal was denied by the Forest Service. As of the date of this Report, no action for judicial review had been filed. The Company can give no assurance regarding whether such a judicial appeal will be filed or the timing or outcome of such a process.

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

The Company’s resorts are subject to a wide variety of federal, state and local laws and regulations relating to land use, water resources, discharge, storage, treatment and disposal of various materials and other environmental matters. Management believes that the Company’s resorts are presently in compliance with all land use and environmental laws, except where non-compliance is not expected to result in a material adverse effect on its financial condition. However, the Company is required from time to time to undertake remediation activities at its resorts to assure compliance with environmental laws or to address instances of non-compliance. The cost of these activities could be significant. The failure by the Company to comply with applicable environmental laws could result in the imposition of severe penalties and other costs or restrictions on operations by government agencies or courts that could materially adversely affect operations.

The operations at the resorts require numerous permits and approvals from federal, state and local authorities, including permits relating to land use, ski lifts and the sale of alcoholic beverages. In addition, the Company’s operations are heavily dependent on its continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of its facilities, and otherwise to conduct its operations. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies will not occur in a manner that could have a detrimental effect on the Company, or that material permits, licenses or agreements will not be canceled, or renewed, or will be renewed on terms materially less favorable to the Company. Major expansions of any one or more of the Company’s resorts could require, among other things, the filing of an environmental impact statement or other documentation with the Forest Service and state or local governments under NEPA and certain state or local NEPA counterparts if it is determined that the expansion may have a significant impact upon the environment. Although the Company has no reason to believe that it will not be successful in implementing its operations and development plans, no assurance can be given that necessary permits and approvals will be obtained or renewed.

Certain regulatory approvals associated with a snowmaking pipeline at Loon Mountain, as well as certain contractual obligations, impose minimum stream flow requirements with respect to Loon Mountain’s snowmaking operations. These requirements will likely compel Loon Mountain to construct water storage facilities within approximately three and one-half years, and such construction may require further regulatory approvals and environmental documentation under NEPA. No assurances can be given that such regulatory approvals will be obtained or that the Company will have the financial resources to complete such construction.

Certain regulatory approvals associated with a proposed snowmaking impoundment will impose more stringent minimum stream flow requirements with respect to Waterville Valley’s snowmaking operations in the future. These requirements may require Waterville Valley to construct water storage facilities in the next three and one-half years.

Except for certain permitting and environmental compliance matters relating to Loon Mountain described above and in Part II, Item 1. “Legal Proceedings,” the Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation.

Forward-Looking Statements

Except for historical matters, the matters discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The reader can identify these statements by forward-looking words such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect the Company’s business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company’s actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:

•	Uncertainty as to future financial results,

•	The substantial leverage and liquidity constraints of the Company,

•	Significant operating restrictions under the Company’s debt agreements,

•	The capital intensive nature of development of the Company’s ski resorts,

•	Uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements,

•	Uncertainties regarding the timing and success of our real estate development projects and their ultimate impact on our operating results,

•	Demand for and costs associated with real estate development,

•	The discretionary nature of consumers’ spending for skiing and resort real estate,

•	Regional and national economic conditions,

•	Weather conditions,

•	Negative demand for our services and products resulting from potential terrorism threats,

•	Availability and cost of commercial air service,

•	The threat, commencement or continuation of wars,

•	Availability and terms of insurance coverage, as well as potential increases in the cost of insurance coverage,

•	Natural disasters (such as earthquakes and floods),

•	Competition and pricing pressures,

•	Governmental regulation and litigation and other risks associated with expansion and development,

•	The adequacy of the water supplies at each of the Company’s resorts,

•	Availability of adequate energy supplies for the operation of the Company’s resorts, including snowmaking operations, and volatility in the prices charged for energy and fuel,

•	The occupancy of leased property and property used pursuant to the Forest Service permits, and

•	Other factors identified under “– Risk Factors” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended October 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended July 30, 2004, there have been no material changes in information relating to market risk from the Company’s disclosure in Item 7a. of the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 as filed with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES

a)	The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”) as of the end of the period covered by this Report. Based upon the Evaluation, the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported as and when required. In addition, they concluded that there were no significant deficiencies or material weaknesses in the design or operation of internal controls which could significantly affect the Company’s ability to record, process, summarize and report financial information. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b)	There were no significant changes in the Company’s internal control over financial reporting during the quarterly period ended July 30, 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Each of the Company’s resorts has pending and is regularly subject to litigation, and the threat thereof, with respect to personal injury claims relating principally to snow sports activities at its resorts as well as to premises and vehicular operations and workers’ compensation matters. The Company maintains liability insurance that the Company considers adequate to insure claims related to such usual and customary risks associated with the operation of four-season recreation resorts.

In connection with the Company’s 1998 acquisition of Loon Mountain Recreation Corporation (“LMRC”), certain shareholders of LMRC filed several lawsuits challenging the transaction and seeking to exercise dissenters’ rights under the New Hampshire Business Corporation Act. Each of these lawsuits has been decided or otherwise resolved in favor of the Company, LMRC and its former directors, resulting in no further liability or obligation relating to the transaction for LMRC, its former directors or the Company and its affiliates. The New Hampshire Superior Court has awarded attorneys fees to the defendants in certain of these cases in the amount of $972,000 (with $420,000 for LMRC and the Company and $552,000 for the insurer that funded certain costs of defending the former LMRC directors), although the amount of such award remains subject to appeal and the likelihood or timing of collection of such amount is uncertain.

In 1995, an individual sued the United States Forest Service (the “Forest Service”) in the United States District Court for the District of New Hampshire (the “District Court”) alleging that the Forest Service had violated the National Environmental Policy Act (“NEPA”), the Clean Water Act (“CWA”), and an executive order in approving improvements to and an expansion at Loon Mountain. The District Court entered a final order dated December 11, 1998 that imposed certain conditions and limitations on LMRC’s operations. Under its terms, the order was effective until the Forest Service completed an additional environmental review process under NEPA and issued a new Term Special Use Permit for Loon Mountain. In 1997, an individual and an environmental group filed a second lawsuit against the Forest Service in the District Court alleging that the Forest Service violated NEPA in authorizing LMRC to construct and operate a snowmaking pipeline. The District Court entered an injunction on February 12, 1999 which limited LMRC’s use of the snowmaking pipeline until the Forest Service completed its additional environmental analysis under NEPA and issued a Record of Decision (“ROD”).

As described in Part I, Item 1. “Business – Regulation and Legislation”, on February 26, 2002, the Forest Service completed its environmental analysis under NEPA and issued a ROD approving the Final Environmental Impact Statement for Loon Mountain. The Forest Service issued a Term Special Use Permit to LMRC for Loon Mountain on June 24, 2002. The Forest Service denied an administrative appeal of the ROD in a June 7, 2002 letter decision. The ROD and the June 7, 2002 letter decision are subject to judicial review in federal court by the appellant whose administrative appeal was denied by the Forest Service. As of the date of this Report, no action for judicial review had been filed. The Company can give no assurance regarding whether such a judicial appeal will be filed or the timing or outcome of such process.

Effective February 22, 2001, certain plaintiffs in lawsuits (each of which have now been dismissed or settled) alleging violations of environmental laws by LMRC entered into settlement agreements with LMRC, which resolve all issues among them and LMRC relating to LMRC’s prior operations and current proposal for near term expansion and upgrading of the Loon Mountain resort. Among other things, these agreements impose certain restrictions on the operation of the resort and the future development of certain private land at the resort.

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

a.	Exhibits

Exhibit No.	Description of Exhibit
10.1	Commitment Letter dated September 10, 2004 from U.S. Bank National Association with respect to the Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

31.1	Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to Securities and Exchange Commission (“SEC”) Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarterly period ended July 30, 2004.

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

September 13, 2004