Form 10-K
period 2004-10-29
BOOTH CREEK SKI HOLDINGS INC
filed 2005-01-27
CIK 1037253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 333-26091

BOOTH CREEK SKI HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1359604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 South Frontage Road West, Suite 100

Vail, Colorado 81657

(970) 476-1311

(Address, including zip code and telephone number,

including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐ No ☒

As of December 31, 2004, the number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 1,000 shares. There is no trading market for the registrant’s Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5 of this Report.

PART I

Item 1.	Business

Overview

As used in this Report, the “Company” or “Booth Creek” refers to Booth Creek Ski Holdings, Inc. and its subsidiaries, unless the context otherwise requires. The Company is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. (“Parent”). The Company currently owns and operates six ski resort complexes encompassing nine separate resorts, including the Northstar-at-Tahoe (“Northstar”) and Sierra-at-Tahoe (“Sierra”) ski resorts in the Lake Tahoe region of Northern California, the Waterville Valley (“Waterville Valley”), Mount Cranmore (“Mt. Cranmore”) and Loon Mountain (“Loon Mountain”) ski resorts in the White Mountains of New Hampshire and the Summit at Snoqualmie (the “Summit”) ski resort complex, which consists of four separate resorts, in the Cascade Mountains of Northwest Washington. The Company divested the Bear Mountain ski resort (“Bear Mountain”) in Southern California on October 10, 2002.

The Company is the fourth largest ski resort operator in North America based on approximately 2.0 million skier visits recorded during the 2003/04 ski season at its resorts. The Company primarily operates regional ski resorts which attract the majority of their guests from within a 200 mile driving radius of each resort. The Company’s resort properties are located near major skiing populations, including three of the five largest regional ski markets in the United States: San Francisco/Sacramento, Boston and Seattle/Tacoma. The Company’s properties offer approximately 6,500 acres of skiable terrain, 355 trails, 85 lifts (including 16 high-speed lifts and two gondolas) and on-mountain capacity to accommodate approximately 45,000 guests daily. For the fiscal year ended October 29, 2004, the Company generated revenues of $115.4 million and operating income of $11.4 million, and incurred a net loss of $1.8 million. For the fiscal year ended October 31, 2003, the Company generated revenues of $115.0 million and operating income of $7.8 million, and incurred a net loss of $5.4 million. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion and analysis of the Company’s financial condition and results of operations.

The Company’s resorts seek to differentiate themselves in their respective markets by selectively upgrading on-mountain facilities and guest services, employing targeted marketing strategies and offering extensive skier development programs, all of which create a competitively-priced, high-quality guest experience. The Company’s current resorts have collectively invested approximately $71 million (including $12 million of equipment acquired through capital leases and other debt) in capital expenditures during the last five fiscal years, including the addition of high-speed chairlifts, additional snowmaking capabilities, improved trail grooming equipment, and enhanced on-mountain skier service, retail and food service amenities. The Company believes its existing resort infrastructure is reasonably well maintained. The Company uses targeted advertising, database marketing and strategic marketing alliances to enhance the image of its resorts and increase regional market share. The Company also offers extensive development programs to improve the technical skill level of all types of skiers, which management believes is important to expand the total skier population and increase skier visitation frequency.

The following is an organizational chart of Parent, the Company and the Company’s subsidiaries. Each subsidiary of the Company is, directly or indirectly, wholly-owned by Booth Creek.

The Company’s principal executive offices are located at 1000 South Frontage Road West, Suite 100, Vail, Colorado 81657. Its telephone number at that location is (970) 476-1311. The Company was incorporated in Delaware on October 8, 1996.

Industry

There are approximately 494 ski areas in the United States which, during the 2003/04 ski season, generated approximately 57.1 million visits days. A “skier visit” represents one skier or snowboarder visiting one ski resort for one day, including skiers and snowboarders using complimentary tickets and season passes. Calculation of skier visits requires an estimate of visits by season passholders. Although different ski resort operators may use different methodologies for making such estimates, management believes that any resulting differences in total skier visits are immaterial. Ski areas in the United States range from small ski resort operators, which primarily cater to day skiers and regional overnight skiers from nearby population centers, to larger resorts, which given the scope of their operations and their accessibility, are able to attract skiers and snowboarders from their regional ski markets as well as destination resort guests who are seeking a comprehensive vacation experience. While regional ski market skiers tend to focus primarily on lift ticket prices and round-trip travel time, destination travelers tend to be heavily influenced by the number of amenities and activities offered as well as the perceived overall quality of the vacation experience. The table below summarizes skier visit information for each region of the United States from the 1999/00 ski season through the 2003/04 ski season.

United States Ski Industry Regions and Skier Visits

(In thousands)

Season	Northeast	Southeast	Midwest	Rocky Mtns	Pacific West	Lake Tahoe	Total
1999/00	12,025	5,191	6,422	18,109	6,560	3,891	52,198
2000/01	13,697	5,458	7,580	19,324	7,355	3,923	57,337
2001/02	12,188	4,994	6,980	18,123	8,098	4,028	54,411
2002/03	13,991	5,833	8,129	18,728	6,862	4,051	57,594
2003/04	12,892	5,588	7,773	18,868	7,823	4,123	57,067
Five year average	12,959	5,413	7,377	18,630	7,339	4,003	55,721

Northeast: CT, MA, ME, NH, NY, VT, RI

Southeast: AL, GA, KY, MD, NC, NJ, PA, TN, VA, WV

Midwest: IA, IL, IN, MI, MN, MO, ND, NE, OH, SD, WI

Rocky Mtns: CO, ID, MT, NM, UT, WY

Pacific West: AK, AZ, CA (excluding Lake Tahoe Region), NV, OR, WA

Source: 2003/04 Kottke National End of Season Survey

Over the last twenty years, the ski resort industry has experienced a period of consolidation. The number of United States ski areas has declined from 735 in 1984 to 494 in 2004. Of the 494 ski areas, the 2003/04 Kottke National End of Season Survey estimates that the average resort recorded approximately 116,000 skier visits. All of the Company’s resorts, except Mt. Cranmore, typically record more than 200,000 annual skier visits. The trend among leading resorts is toward investing in improving technology and infrastructure, including high-speed lifts, attractive facilities and extensive snowmaking capabilities to deliver a more consistent, quality experience. During the last five fiscal years, the Company has invested approximately $71 million in capital expenditures at its current resorts to improve their competitive position and to meet sustaining capital requirements. Management believes the need for increased investment in resorts in general has required a greater access to capital and has enhanced the position of resorts owned by larger, better capitalized owners. Despite the consolidation in the ski industry which occurred during the mid to late 1990s, the industry remains fragmented, with no one resort accounting for more than 3%, and no one resort operator accounting for more than 10%, of the United States’ approximately 57.1 million skier visits during the 2003/04 ski season. The four largest ski resort companies, including the Company, accounted for approximately 28% of all United States skier visits recorded during the 2003/04 ski season.

The Lake Tahoe region has averaged approximately 4.0 million annual skier visits over the last five years. Management estimates that approximately 70% to 75% of the skiers visiting Lake Tahoe resorts during the 2003/04 ski season were from the San Francisco/San Jose, Sacramento and Central California Valley metropolitan areas and the Lake Tahoe region. Other guests were principally from Southern California and states with large ski populations, such as Texas, Illinois and Florida.

The Northeast market (including New York) has averaged approximately 13.0 million annual skier visits over the last five years. The Northeast market consists of a significant percentage of day or weekend skiers due to the relatively short driving radius to major metropolitan areas. While the Northeast does not draw significant numbers of vacationing skiers from the Western regions of the United States, it does compete with the Rocky Mountains and Pacific West areas for Eastern vacationing skiers. The region’s major ski areas and resorts are concentrated in the mountainous areas of New England and Eastern New York, and management believes that the bulk of skiers come from the population centers located in Eastern Massachusetts, Southern New Hampshire, Connecticut, Eastern New York, New Jersey and the Philadelphia area.

The Pacific West market has averaged approximately 7.3 million skier visits over the last five years. Management estimates that the vast majority of the skier visits recorded at Washington state resorts during the 2003/04 ski season were attributable to residents of the Seattle/Tacoma metropolitan area. Other guests were primarily from other parts of Washington, Oregon and Western Canada. Washington state resorts do not attract a significant number of destination skiers.

Resort Operations

The Company’s six resort complexes offer a variety of ski and non-ski activities. The table below provides a summary of each resort’s ski operations and is followed by a more detailed description of each resort.

Resort	Skiable Acres	Vertical Drop (Feet)	Trails	Lifts	Approx. Snow- making Trail Coverage	Approx. No. of Beds Within 12 Miles
Northstar-at-Tahoe	2,420	2,280	71	1 High-Speed Gondola 6 High-Speed Quads (1) 3 Fixed Grip 7 Surface	50%	16,000
Sierra-at-Tahoe	1,680	2,212	46	3 High-Speed Quads 6 Fixed Grip 3 Surface	4%	30,000
Waterville Valley	255	2,020	52	2 High-Speed Quads 6 Fixed Grip 4 Surface	100%	6,500
Mt. Cranmore	200	1,270	40	1 High-Speed Quad 4 Fixed Grip 4 Surface	100%	16,000
Loon Mountain	266	2,100	50	1 High-Speed Gondola 2 High-Speed Quads 4 Fixed Grip 3 Surface	96%	13,000
The Summit	1,697	2,280	96	2 High-Speed Quads 17 Fixed Grip 6 Surface	0%	1,000

(1)	High-Speed Quads are four-person chairlifts which decelerate and detach from a cable during passenger loading and unloading and reattach and accelerate thereafter.

Northstar-at-Tahoe

Northstar-at-Tahoe, located near the north end of Lake Tahoe, California, offers extensive activities and services in both the winter and summer. The resort’s 8,600-foot Mt. Pluto features 2,420 acres of skiable terrain and a 2,280 foot vertical drop. Northstar’s 71 ski trails are served by 17 operating lifts, including one gondola, 6 high-speed quads, one triple lift and two double lifts, which combine to transport approximately 23,000 skiers uphill per hour. During 2004, the Company installed a new detachable quad chairlift to replace an aged fixed grip triple chairlift that provides access to the mountain from Northstar’s Village. The Company expects that the new lift will enhance the guest experience at Northstar by providing improved base area egress as compared to the prior facilities. Northstar also has approximately 50 kilometers of groomed trails for cross-country skiing and snowshoeing and numerous on-mountain terrain parks for snowboarders and adventurous skiers. Other amenities at Northstar include condominium/hotel accommodations, restaurants, bars, shops, a child-care center, conference facilities, a 22,700 square foot on-mountain ski lodge, a 9,000 square foot rental equipment facility and a 5,800 square foot on-mountain children’s ski school facility. Summer recreation amenities include an 18-hole golf course, extensive mountain biking trails and bike rentals, ten tennis courts, a horseback riding stable, fly fishing and swimming pools. Northstar currently ranks third in total skier days in the Lake Tahoe area. In 2004, Northstar was ranked by Ski magazine as the 25th best ski resort in North America and received high rankings in a number of important categories, including guest service, family programs, grooming and terrain parks. During 2004, Northstar hosted two of the top snowboarding events in North America, the Vans Triple Crown and Transworld Team Challenge, and was ranked as having the 8th best halfpipe in North America by Transworld Snowboarding magazine.

Northstar’s snowmaking system is engineered to cover approximately 50% of its ski trails. Annual snowfall at the resort has averaged approximately 235 inches per year during the past five years. Northstar has water rights from various sources which, when coupled with its 60 million gallon water storage capacity, have been sufficient to support the resort’s needs.

Northstar consists of approximately 8,000 acres of land privately owned by the Company. Management believes that Northstar has significant opportunities to develop additional ski terrain, as well as certain other real estate development opportunities. Moreover, management believes that the planned expansion of the existing on-mountain bed base at the resort from the East West development project will result in increased skier days, thereby enhancing the value and profitability of Northstar’s resort operations. Such bed base development is also expected to make additional ski terrain expansion at Northstar even more attractive. See Part I, Item 1. “Business – Real Estate Development.”

Sierra-at-Tahoe

Sierra-at-Tahoe is conveniently located near the large bed base of South Lake Tahoe, California and is the closest major ski resort to Sacramento and the Central California Valley. The resort’s 8,852-foot peak offers 1,680 skiable acres and a 2,212 foot vertical drop. Sierra’s 46 ski trails are served by 12 operating lifts, including three high-speed quads, one triple lift and five double lifts, which combine to transport up to approximately 15,000 skiers uphill per hour. Sierra operates a 46,000 square foot base lodge which offers a variety of food and beverage, retail and other skier services. Sierra does not offer summertime activities.

Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a Term Special Use Permit from the United States Forest Service (the “Forest Service”). See Part I, Item 1. “Business – Regulation and Legislation.” Due to its abundant annual snowfall, which has averaged approximately 386 inches per year over the past five years, Sierra’s snowmaking equipment covers only 4% of Sierra’s total trail acreage.

Waterville Valley

Waterville Valley’s major facilities are located on the 4,004 foot high Mt. Tecumseh and offer 255 skiable acres and a vertical drop of 2,020 feet. Waterville Valley’s 52 trails are served by 12 operating lifts, including two high-speed quads, two triple lifts and four double lifts, which combine to transport up to approximately 15,000 skiers uphill per hour. The resort operates a 42,000 square foot base lodge (complete with multiple food and beverage service centers and a child care facility), three other base area facilities comprising approximately 27,500 square feet, a mid-mountain lodge featuring a cafeteria and deli and a mountain-top lodge with a snack bar and restaurant dining.

The Waterville Valley resort has a year-round Adventure Center offering mountain bikers, cross-country skiers and hikers access to 105 kilometers of trails in the White Mountain National Forest. Other area amenities, which are primarily owned and operated by third parties, include an ice skating arena, golf course, tennis center, sports and fitness center, horsedrawn sleigh rides, skateboard park, beach and paddle boats. Waterville Valley’s Conference Center has 17,000 square feet of meeting space and provides banquet facilities for up to 1,000 people. With 11 meeting rooms, a business center, audio-visual capabilities and a self-contained pub, the Conference Center’s on-site staff supports events year-round.

Waterville Valley owns 11 acres on Snow’s Mountain and two acres at the Conference Center. It leases 790 acres of land on Mt. Tecumseh under a Term Special Use Permit issued by the Forest Service. See Part I, Item 1. “Business – Regulation and Legislation.” Waterville Valley’s snowmaking system is engineered to cover 100% of the ski trails on Mt. Tecumseh. Water for snowmaking is currently pumped from a local river and a pond. Waterville Valley is in the process of seeking permits for additional water sources and water storage facilities for snowmaking.

Mt. Cranmore

Mt. Cranmore is the oldest continuously operated ski area in the United States. Located in the hub of New Hampshire’s Mount Washington Valley, Mt. Cranmore’s 1,714 foot summit offers approximately 200 skiable acres and a 1,270 foot vertical drop. Mt. Cranmore’s 40 trails are served by nine operating lifts, including one high-speed quad, one triple lift and three double lifts, which combine to transport up to approximately 7,000 skiers uphill per hour. The mountain is serviced by two base lodges and a 5,000 square foot tent facility, offering multiple eating locations and pub/restaurant facilities, as well as a restaurant at the summit. In addition, Mt. Cranmore owns a 41,000 square foot athletic facility which operates year-round. Mt. Cranmore also operates on-site retail and rental shops.

Mt. Cranmore owns 754 acres and holds easements enabling it to develop an additional 500 acres of ski terrain. Mt. Cranmore does not lease any of its land from the federal government. Mt. Cranmore’s snowmaking system covers 100% of the resort’s trails. In addition to pumping rights from a nearby stream, Mt. Cranmore has an understanding with the local water district for an additional reservoir of one million gallons of water for snowmaking. In addition, Mt. Cranmore’s base area pond holds one million gallons of water.

Loon Mountain

Loon Mountain is located in the White Mountains of New Hampshire in the town of Lincoln. The resort’s 3,050 foot peak features 266 skiable acres and a 2,100 foot vertical drop. Loon Mountain’s 50 trails (including five tree skiing trails) are served by 10 operating lifts, including a four-passenger gondola, two high-speed quad lifts, one triple lift and three double lifts, which combine to transport approximately 11,800 skiers uphill per hour. During 2004, Loon Mountain installed a new detachable quad chairlift to replace an aged fixed grip triple lift that serves popular terrain at the resort. Loon Mountain’s trails cater mostly to intermediate level skiers (64%), with trails provided for beginners (20%) and experts (16%) as well. Resort amenities include a base lodge with a cafeteria, coffee shop, bar and deli, a restaurant and deck at the summit, a mid mountain restaurant and bar, the 17,600 square foot Governor Adams lodge and adjacent facilities (which provides traditional lodge facilities and also serves as a venue for summer outdoor activities and concerts), two rental shops and a ski and snowboard tuning facility, a 17,300 square foot children’s center, trails for cross-country skiing, snowshoe tours and horseback riding, indoor and outdoor climbing walls and a steam engine railroad for shuttling visitors. In 2004, Loon Mountain was ranked as the 6th best ski resort in the East by Ski magazine. Loon Mountain has the snowmaking capacity to cover approximately 96% of its skiable terrain. Water for snowmaking at Loon Mountain is primarily drawn from the Pemigewasset River, and when river flows are below minimum stream flow levels the resort draws water from Loon Pond.

Loon Mountain owns 404 acres and leases 1,366 acres of land in the White Mountain National Forest under a Term Special Use Permit issued by the Forest Service permitting year-round recreational use. During 2002, Loon Mountain received certain approvals from the Forest Service which generally permit the enhancement and expansion of the resort, including new ski terrain and facilities. See Part I, Item 1. “Business – Regulation and Legislation.” Management believes that Loon Mountain has significant real estate development opportunities in connection with the expansion and enhancement of the resort. See Part I, Item 1. “Business – Real Estate Development.”

The Summit at Snoqualmie

The Summit at Snoqualmie is located in the Cascade Mountains of Northwest Washington and consists of four separate resorts, Alpental at the Summit (“Alpental”), Summit West, Summit Central and Summit East, which collectively offer 1,697 acres of skiable terrain. Individually, Alpental has a 5,420 foot top elevation, a 2,280 foot vertical drop, 302 acres of skiable trails and runs (121 acres of which are lighted for night skiing) and approximately 523 acres of backcountry terrain; Summit West has a 3,765 foot top elevation, a 765 foot vertical drop and 197 acres of skiable trails and runs (189 acres of which are lighted for night skiing); Summit Central has a 3,865 foot top elevation, a 1,025 foot vertical drop and 466 acres of skiable trails and runs (231 acres of which are lighted for night skiing); and Summit East has a 3,710 foot top elevation, a 1,100 foot vertical drop and 209 acres of skiable trails and runs. In total, the Summit complex has 96 designated trails and runs served by 25 operating lifts, including two high-speed quads, two fixed grip quads, four triple lifts, 11 double lifts and six surface lifts, which combine to transport up to approximately 33,000 skiers uphill per hour. The Summit Nordic Center also offers approximately 55 kilometers of cross-country skiing on an expert trail system and a lighted beginner student trail which hosts a season-long night racing series. The Summit Tubing Center offers special tubing lifts and multiple groomed lanes. In addition, the Summit West, Summit Central and Summit East areas are interconnected by a cross-over trail system. The Summit operates 10 lodges which provide an aggregate of approximately 122,000 square feet of space for food and beverage services (restaurants and cafeterias), skier services and entertainment.

Overall, the Summit complex is one of the largest learn-to-ski areas in the United States, with approximately 15% to 20% of its annual skier days typically being attributable to guests enrolled in ski school programs. In addition, the Summit is the largest night skiing complex in the United States, with approximately 20% to 25% of its skier visits each season being recorded at night.

The Summit owns 686 acres of its 4,103 gross acreage, leases approximately 440 acres under a private permit, utilizes 1,280 acres for cross-country skiing under an annual operating agreement with the Forest Service and utilizes 1,697 acres of mountain terrain under a Forest Service Term Special Use Permit. See Part I, Item 1. “Business – Regulation and Legislation.” The Summit typically enjoys abundant annual snowfall, averaging approximately 368 inches annually over the past five years. As a result, there are no significant snowmaking capabilities at any of the Summit resorts.

Business Segments and Principal Products

The Company operates in two business segments: resort operations and real estate and other. Business segment information is presented in Note 11 to the accompanying consolidated financial statements.

The Company’s principal products from resort operations include lift tickets, season passes, snow school lessons, equipment rentals, retail sales, food and beverage offerings and other ancillary products and services. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” for information regarding the composition of the Company’s resort operations revenues for the last three fiscal years.

Real Estate Development

The Company has certain holdings of land suitable for either the expansion of ski terrain or the development of residential and commercial properties. The Company also has terrain expansion opportunities on land within its current Forest Service permit areas as well as on land owned by third parties. In management’s view, increasing the on-mountain bed base, expanding retail and other commercial services and developing additional skiable terrain at a resort can accelerate growth in skier days and ski-related revenues.

The Company’s real estate development strategy for residential and commercial properties is comprised of the following components: (i) build recurring resort cash flow through increased bed base and diversification of revenue sources, (ii) partner with proven real estate developers, (iii) invest on a limited basis in infrastructure development in conjunction with the development of single family lots at Northstar and Loon Mountain, and (iv) refrain from investment in vertical or commercial development except in conjunction with the development of ski related facilities.

The Company’s strategy with regard to the expansion of skiable terrain at its resorts is based on the evaluation of several key factors, including (i) the anticipated growth of the skier base within the relevant market and the Company’s ability to improve its competitive position in that market, as measured by the potential increase in the number of skier days, revenues and revenue per skier on a long-term basis which the Company believes it can capture through expansion and upgrades, and (ii) the return on capital expected to be realized from an expansion project versus alternative projects. Management undertakes extensive planning and pre-development steps prior to investing significant capital into any development project. Currently, the Company is in the process of developing and refining comprehensive master plans and obtaining entitlements (e.g., zoning approvals) for Northstar, Loon Mountain and the Summit. In management’s view, the expansion projects at Northstar and Loon Mountain represent the Company’s best development opportunities, and would likely take priority over the pursuit of expansion and development initiatives at the Company’s other resorts.

The Company has traditionally taken a conservative approach toward residential and commercial development. Past real estate development efforts have taken place primarily at Northstar. Future single family residential development at Northstar is limited based on the present real estate master development plan, and consists of two subdivisions known as the “Retreat” and “Porcupine Hill.”

In March 2003, Trimont Land Company (“TLC”), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, launched the sale of the Unit 7A subdivision at Northstar, which consists of 15 ski-

in/ski-out single family lots generally ranging in size from one-half to three-quarters of an acre. As of October 31, 2003, TLC closed escrow on 12 of the lots and recognized real estate revenues of $9,184,000 during the fiscal year ended October 31, 2003. TLC closed escrow on the three remaining lots in December 2003 for an aggregate sales price of $2,798,000, which is reflected as real estate revenues during the fiscal year ended October 29, 2004. The average lot sales price achieved for the lots within Unit 7A was approximately $800,000.

The Company is scheduled to appear before the Placer County Planning Commission in February 2005 to obtain final approval for the development of the Retreat subdivision, which is expected to consist of 15 available one-acre single family lots (net of three lots which the Company expects to transfer or sell to certain of its executives in satisfaction of employment contract obligations). In addition, the Company is in the process of developing detailed site improvement plans for the Retreat subdivision for submission to Placer County. Depending upon the timing of further regulatory approvals, the Company is currently evaluating whether to construct the subdivision in 2005 or 2006. Consistent with past practice for the Company’s single family lot subdivisions at Northstar, the lots would typically be marketed prior to and during the construction period, and would generally be available for transfer and sale in September or October of the year of construction. However, no assurances can be given regarding the ultimate timing of lot closings or proceeds therefrom.

The Company is in the planning stages for the Porcupine Hill subdivision and anticipates submitting preliminary development applications for the project in February 2005. As currently contemplated, the Porcupine Hill subdivision is expected to consist of approximately 10 to 12 one and one-half acre to six acre lots. The Company currently anticipates that the Porcupine Hill subdivision would be constructed and marketed for sale in 2006 or 2007. However, no assurances can be given regarding the ultimate timing of regulatory approvals, construction, lot closings or proceeds therefrom.

On September 22, 2000, TLC and Trimont Land Holdings, Inc. (“TLH”), a wholly-owned subsidiary of Parent and an affiliate of the Company, entered into an Agreement for Purchase and Sale of Real Property (the “Northstar Real Estate Agreement”) relating to certain development real estate at Northstar. Pursuant to the Northstar Real Estate Agreement, TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the “Development Real Estate”) for a total purchase price of $27,600,000, of which 85% was payable in cash and 15% was payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. In addition to receiving the fair market value for the Development Real Estate, under the terms of the Northstar Real Estate Agreement (i) TLH or its joint venture partner, East West Partners, Inc. (together with its affiliates, “East West”), is required, at its expense, to pay for substantially all mitigation costs associated with the development project, and (ii) TLH is obligated to reconvey to TLC certain excess land following the subdivision of the Development Real Estate. TLC retained significant approval rights over various aspects of the real estate development, including development activities that could impact resort operations at Northstar.

In connection with the execution of the Northstar Real Estate Agreement, TLH and East West entered into a joint venture agreement (the “East West Joint Venture”) providing for the development of the property purchased by TLH and subsequently transferred to the East West Joint Venture. Under the East West Joint Venture, TLH retains financial responsibility for certain costs associated with the development of the infrastructure of the Development Real Estate.

On September 22, 2000, TLC and TLH consummated the sale of the initial land parcels contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note.

During the fiscal year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represented the cash portion of the $6,600,000 purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment had been deferred as a deposit liability as of October 31, 2003 pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement. In December 2003, TLC completed the subdivision of the remaining Development Real Estate and transferred such real estate to TLH. Accordingly, TLC relieved the existing $5,610,000 deposit liability and recognized real estate revenues of $5,610,000 for this transaction during the fiscal year ended October 29, 2004. Additionally, the existing convertible secured subordinated promissory note was increased by $990,000 for the 15% noncash portion of the consideration for the remaining Development Real Estate.

The East West Joint Venture has submitted a development application and obtained approvals from Placer County for the development of 213 residential units and approximately 122,000 square feet of commercial and skier services space within the village at Northstar (the “Northstar Village Project”). The Northstar Village Project is expected to be constructed in two phases. The East West Joint Venture commenced construction in April 2004 of the initial phase of the Northstar Village Project, which consists of three lodge buildings and one skier services/commercial building encompassing 100 one, two, three and four bedroom condominiums and related owner amenities, as well as approximately 87,000 square feet of commercial and skier services space. The second phase of the Northstar Village Project, which consists of 113 residential units and approximately 35,000 square feet of commercial and skier services space, is expected to commence construction in Spring of 2005.

In addition to the Northstar Village Project, the proposed development contemplated by the East West Joint Venture includes the planned development of approximately 1,450 ski-in/ski-out condominium, town home, timeshare and hotel units in the mid-mountain area of the Northstar resort (the “Highlands Project”), as well as an additional 137 units and additional commercial space in the vicinity of the Northstar Village Project. The East West Joint Venture has submitted development applications for the Highlands Project, which are currently pending approval. Ultimately, the East West Joint Venture expects to develop a total of 1,800 residential units at Northstar, which will likely occur over an extended period of time.

Management believes that the expected substantial increase in on-mountain bed base and the development of an expanded village and commercial amenities from the East West development will result in increased visitation and skier days at Northstar, thereby enhancing the value and profitability of Northstar’s resort operations. The Company has been able to secure these benefits without incurring the economic risks associated with real estate development.

The Company intends to continue to enhance the ski terrain at the Northstar resort by upgrading the existing trails and lifts, improving circulation and providing better access to and from the resort’s existing base area. During 1999 and 2000, five trails were cut on Lookout Mountain and a new detachable quad lift was constructed to provide new advanced skiing terrain at the resort. In 2000 and 2001, the Company expanded and improved the existing snowmaking system at Northstar in order to lessen the influence of unfavorable weather, which can negatively impact operating conditions at the resort. During 2004, the Company installed a new detachable quad chairlift to replace an aged fixed grip triple chairlift that provides access to the mountain from Northstar’s Village. The Company expects that the new lift will enhance the guest experience at Northstar by providing improved base area egress as compared to the prior facilities. The Company has preliminarily identified a number of other sites within Northstar’s present boundaries that are suitable for future expansion. In general, such expansion is expected to occur concurrently with the anticipated bed base expansion resulting from the East West development. In 2002, the Company submitted applications for permit approvals for various mountain improvements, including new and replacement lifts, additional trails and trail widening and snowmaking infrastructure. These applications were approved by the Placer County Planning Commission in January 2005. Any lift construction or terrain expansion would require customary site specific permits and approvals, and no assurance can be given that the Company will be able to develop any additional terrain at Northstar or, if completed, any such projects will be successful.

In addition, Northstar has a program to harvest timber through third party contracting. The timber harvesting program, which produced revenues of $189,000 during the fiscal year ended October 29, 2004, is managed carefully to avoid interference with Northstar’s resort operations and prevent any diminution in the quality of the resort’s natural environment.

As part of the new Special Use Permit obtained in 2002, Loon Mountain leases approximately 581 acres known as “South Mountain” from the Forest Service. The available South Mountain land is located in an area directly adjacent to the present Loon Mountain ski area and would be able to accommodate alpine and cross country trails, ski lifts (including one connecting the current ski area with South Mountain) and snowmaking from newly installed snowmaking facilities. Expansion and upgrades to the resort would serve to better meet and fulfill the anticipated needs of guests by enhancing the quality and diversity of skiable terrain. Loon Mountain owns 311 acres of land located at the base of South Mountain (the “South Mountain Real Estate”). In March 2003, the Company obtained a favorable rezoning of the bulk of the property comprising the South Mountain Real Estate from rural residential zoning to general use zoning. The general use zoning permits the development of multi-family housing units on the

South Mountain Real Estate and greater flexibility for commercial uses. The Company has undertaken initial studies of the South Mountain Real Estate, and currently estimates that approximately 904 residential units (including an estimated 90 single family lots and 814 multi-family units) and substantial related commercial space could be developed within the South Mountain Real Estate. The Company has submitted an application for the planned development of approximately 67 single family lots within the South Mountain Real Estate, which was approved in November 2004 by the Town of Lincoln, New Hampshire Planning Board. At the same time, the Town of Lincoln, New Hampshire Planning Board also approved a new ski pod interfacing the single family lot subdivision with ski-to access and connection to the main ski area at Loon Mountain. The Company is currently evaluating the single family development opportunity. In addition, the Company is presently assessing potential real estate development partners for development of the South Mountain Real Estate.

In addition to the South Mountain Real Estate, Loon Mountain also owns 21 acres of land at the base of the existing ski area which is zoned rural residential and would allow approximately 61 units, subject to receipt of applicable regulatory approvals.

The timing and scope of development at Loon Mountain will depend on market conditions, receipt of required regulatory approvals, the limitations set out in the Forest Service’s Record of Decision and in the settlement agreements with certain environmental plaintiffs, the Company’s financial position and an evaluation of the Company’s other expansion opportunities. See Part I, Item 1. “Business - Regulation and Legislation.”

Mt. Cranmore owns an existing approximately 82 acre parcel at the southwest flank of the mountain which is suitable for ski-in/ski-out development. Current zoning for this property would permit the development of approximately 350 residential units. Further, Mt. Cranmore has the opportunity to subdivide and create an additional approximately 12 acre development parcel from its existing land holdings, which would also be appropriate for ski-in/ski-out development. Local zoning restrictions would allow for the development of approximately 50 residential units on the 12 acre parcel as currently contemplated. The Company has undertaken preliminary land planning studies to assess the conceptual build-out of the 82 acre and 12 acre parcels. Although the Company’s preliminary assessment indicates that these parcels could accommodate a number of multi-family units generally consistent with the zoning allowances, the actual amount of development could be less based on practical development restrictions and the types and sizes of units that market conditions warrant. The Company is currently in the process of evaluating the real estate development opportunities at Mt. Cranmore. In addition, the Company has other parcels of real estate at Mt. Cranmore which may be suitable for development. The timing and scope of any future real estate development at Mt. Cranmore is dependent upon numerous factors, including market conditions, identification of an appropriate development partner, receipt of customary regulatory approvals, the Company’s financial position and other development priorities.

Mt. Cranmore holds a perpetual easement entitling it to develop at least 500 acres of additional ski terrain known as the “Black Cap Mountain area” or “Black Cap.” The Black Cap easement was granted in 1951 and allows the Company to expand Mt. Cranmore’s existing ski and recreational infrastructure and develop additional trails. The Black Cap property underlying the Company’s easement is privately owned by a third party. The Black Cap land available for development by the Company is high-quality, mostly north and west-facing ski terrain located in an area that can accommodate alpine and cross-country trails, ski lifts and snowmaking. Expansion could increase Mt. Cranmore’s skier capacity, and could enhance the quality and diversity of its skiable terrain. The Company does not have any immediate mountain expansion plans for Mt. Cranmore and the timing and scope of any development will depend on market conditions, receipt of required regulatory approvals, the Company’s financial position and the Company’s other expansion opportunities.

The Company is currently preparing an update of the Forest Service master plan for the Summit resort. The master plan update is intended to provide for the long-term management and development of the resort, and contemplates various expansion elements including new and improved lifts, additional trails, added parking, facilities expansion and other resort amenities. No assurances can be given regarding the timing of receipt of the Forest Service’s approval of the master plan update or the ultimate scope of approved amenities. Further, future expansion of the Summit resort would depend on market conditions and expected customer demand, receipt of site specific permits and approvals, the Company’s financial position and the Company’s other expansion opportunities.

The Summit owns approximately 66 acres of real property on various parcels in and around its resorts, a portion of which is available for residential development. The developmental real estate at the Summit is owned by DRE,

L.L.C. (the “Real Estate LLC”), an indirect subsidiary of the Company. The Summit also owns 39 acres of real property at Summit East that is ski-in/ski-out and is zoned as high-density residential and commercial. Any potential real estate development activities at the Summit could be constrained by existing or future planned resort operations at the Summit. The Summit’s development parcels will be studied for future development potential when market conditions warrant. In addition to market conditions, the development of such parcels will depend on receipt of required regulatory approvals, the Company’s financial position and the Company’s other expansion opportunities.

The Company has no agreements, arrangements or understandings with respect to financing the development of any of the real estate projects discussed herein. Any future development would be subject to, among other things, the Company’s ability to obtain the necessary financing and all necessary permits and approvals. The Senior Credit Facility, the Indenture and the Securities Purchase Agreements (as defined herein) each contain restrictive covenants that may significantly limit the Company’s ability to pursue real estate development opportunities. No assurance can be given that the Company will develop any additional properties or, if completed, any such projects will be successful. Moreover, there can be no assurances that the East West development at Northstar will be successful or be completed as currently planned, or that such development will have the currently anticipated favorable effects on the Company’s resort operations. In addition, there are significant risks inherent in any expansion project and in the implementation of the Company’s development strategy.

Marketing and Sales

Staff

The Company has a marketing and sales staff of approximately 70 persons, including a marketing director at each resort who reports to the Vice President of Marketing and Sales, as well as to each resort’s general manager. The marketing staff at each resort, in concert with corporate marketing personnel, are responsible for the development of resort-specific marketing plans including advertising, sales, public relations, events, promotions, Internet strategies and research. Each resort’s marketing personnel also participate in the development of the Company’s overall marketing strategy.

Strategy

The Company’s marketing plans are designed to attract both day skiers and vacationers by emphasizing the Company’s diverse facilities and services and proximity to three of the five largest regional ski markets in the United States. The Company has positioned each of its resorts as an attractive alternative to competing regional resorts and to other forms of leisure and entertainment. The primary objectives of the Company’s marketing efforts are to (i) increase each of its resorts’ relative market share, (ii) expand the number of skiers in each of its markets, (iii) increase skier visitation frequency, (iv) increase the expenditures of each of its visitors, (v) attract and retain new guests to the Company’s resorts by expanding the scope of Booth Creek’s resorts to winter recreation centers offering a multitude of snowsport options in addition to skiing and snowboarding, and (vi) develop products and execute sales efforts that provide advance bookings and sales.

The Company’s marketing efforts are predicated on knowing its guests and understanding the markets in which it competes. Accordingly, the Company’s resorts, typically through professional firms, conduct extensive market research, including on-site guest surveys, focus groups, advertising tests and phone and Internet surveys. Each of the Company’s resorts develops its own resort-specific marketing program based upon its unique qualities and characteristics, as well as the demographics of its visitor base.

Programs

The Company has developed a number of specific marketing and sales programs to achieve its objectives, including the following:

•	Customer loyalty and season pass programs

•	Sales initiatives

•	Multimedia advertising (including Internet strategies)

•	Data-base marketing programs (including e-mail broadcasting)

•	Snowsport development programs

•	Strategic marketing alliances

•	School, group and business affiliations

•	Youth market initiatives

Customer loyalty and season pass programs. The Company believes that the success of each of its resorts depends, in large part, on its ability to retain and increase the skier visitation frequency of its existing customer base. The Company believes a critical component to developing customer frequency will be the success of its customer loyalty programs, including its Vertical Plus frequent skier programs in place at the Company’s Lake Tahoe resorts. For an annual membership fee, Vertical Plus members receive a special, personalized identification wristband containing a preprogrammed computer microchip which acts as their lift access for the season. In addition to offering daily ticket discounts, the system tracks members’ expenditures and the amount of vertical feet skied at participating resorts and rewards members with prizes based on spending activity and the number of vertical feet skied in a season. Other benefits of the program include members-only lift lines, direct lift access, the convenience of being able to make cashless retail transactions and electronic messaging. In addition, over the past several years, the Company’s resorts have successfully introduced new season pass products that are attractively priced to entice visitation during non-peak periods, stimulate demand, attract market share and develop guest loyalty. The Company is continuing its successful season pass initiatives for the 2004/05 ski season.

Sales Initiatives. The Company’s sales initiatives include a variety of programs designed to increase and enhance buying opportunities for its customers in order to provide a complete vacation experience. Through merchandising efforts, increasing sales outlets and channels, sales training for front-line employees, on-site and Internet-based promotions and other marketing efforts, the Company seeks to increase sales of products and services to its customers and generate additional revenue per skier visit.

Multimedia advertising. The Company’s marketing efforts include print, broadcast, outdoor, Internet and direct mail advertising, with the particular method tailored for each resort and existing market opportunities. The Company is also very active in a variety of promotional programs designed to attract guests from population centers in and around the San Francisco, Sacramento, Seattle and Boston metropolitan areas and states with large skier populations such as Texas, Illinois, Florida and New York. For example, the Company’s Northstar and Sierra resorts have participated in extensive cooperative marketing with other Lake Tahoe resorts to promote the region as a premier vacation destination. Market research has shown that the typical Booth Creek guest utilizes the Internet extensively as a source of information and additional Company resources have been concentrated towards this communication vehicle. Booth Creek’s resort websites feature e-commerce “virtual stores” on each resort’s website offering products such as season passes, loyalty program memberships, gift certificates and lodging/lift packages as well as private lessons, child care and lift tickets.

Data-base marketing programs. Through the information obtained from its customer loyalty and season pass programs, extensive market surveys and other market research, the Company maintains a data-base containing detailed information on its existing customers. Management believes that data-base marketing is an effective and efficient method to identify, target and maintain an on-going relationship with the Company’s best customers. For example, the Company has been successful in the use of targeted direct mailings and e-mail broadcasts, which are designed to match customer preferences with special offers to build volume and penetration.

Snowsport development programs. The Company’s resorts operate a variety of snowsport development programs designed to improve the skills of children and beginners, as well as more advanced skiers and snowboarders. The Company’s resorts operate ski schools that are consistently rated among the best in their respective regions. In addition, certain of the Company’s resorts have introduced a development program, geared toward intermediate and advanced skiers, which offers free specialized instruction and daily training. This program has increased guest loyalty and repeat visitation. Other efforts have been instituted at all resorts to embrace and welcome new participants to the sport of skiing or snowboarding.

Strategic marketing alliances. The Company is a national ski resort operator with approximately 2.0 million skier visits recorded during the 2003/04 ski season. At least one of the Company’s resorts is within driving distance of three of the five largest ski markets in the United States. Sponsorship opportunities include potential relationships with automobile manufacturers, soft drink companies, and ski and snowboard equipment manufacturers. For example, Northstar and Sierra have relationships with a major automobile manufacturer that involves over $1.2 million worth of television exposure, free use of vehicles for Company purposes and a vehicle give-away promotion for resort guests. This provides exposure of Booth Creek’s resorts to a targeted audience of skiers in key markets.

School, group and business affiliations. The Company is dedicated to developing special programs designed to attract school, business and other groups. By introducing skiing, snowboarding and other methods of sliding on snow to a wider audience, these programs broaden the Company’s customer base and have proven to be a particularly effective way to build name recognition and brand loyalty. Sales personnel at each resort provide year-round assistance to group leaders in organizing and developing events. Business affiliations are developed and maintained through corporate ticket programs, whereby participating businesses are given an opportunity to provide their employees with incentive-based pricing.

Youth market initiatives. The Company is devoting marketing and operational resources to ensure that its resorts offer selected products and services targeted toward the important youth market segment. These initiatives have focused on the Company’s (i) youth market branding, (ii) terrain park features and amenities, and (iii) music, food, entertainment, events and other products and services oriented to the youth market.

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

Competition

The general unavailability of new developable ski mountains, regulatory requirements and the high costs and expertise required to build and operate resorts present significant barriers to entry in the ski industry. In the past 15 years, many proposed resorts have been stalled or abandoned due to environmental issues and the high costs of entering into the capital intensive ski industry. The domestic ski industry is currently comprised of approximately 494 resorts and is highly competitive. The Company’s competitive position in the markets in which it competes is dependent upon many diverse factors, including proximity to population centers, pricing, snowmaking capabilities, type and quality of skiing offered, prevailing weather conditions, local bed base and quality and price of complementary services.

The Company’s Lake Tahoe resorts, Northstar and Sierra, face strong competition from Lake Tahoe’s five other major ski resorts. Northstar’s primary competition in the North Lake Tahoe area is from Squaw Valley, Alpine Meadows and Sugar Bowl. Northstar also competes with major ski and non-ski destination resorts throughout North America. Sierra primarily competes in the South Lake Tahoe area with Heavenly and Kirkwood.

The Company’s New Hampshire resorts, Waterville Valley, Mt. Cranmore and Loon Mountain, compete in the highly competitive Northeast ski market, which consists of Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut and New York. Within the Northeast region, skiers can choose from over 50 major resorts and ski areas, most of which are located in the mountainous areas of New England and Eastern New York. The primary competitors of Waterville Valley, Mt. Cranmore and Loon Mountain include Bretton Woods, Mount Sunapee, Attitash/Bear Peak, Gunstock, Cannon Mountain, King Pine and Wildcat Mountain in New Hampshire, as well as other major regional ski resort operators, including Okemo, Sunday River, Killington, Wachusett Mountain, Smuggler’s Notch, Stowe, Stratton Mountain and Shawnee Peak.

The Summit competes primarily with 13 other ski resorts in Washington, including Crystal Mountain, Stevens Pass, White Pass, Mission Ridge and Mt. Baker. Additional competition comes from the regional destination resorts at Mt. Bachelor, Mt. Hood Meadows, Sun Valley and Whistler/Blackcomb, as well as other day and weekend ski facilities in Oregon and British Columbia.

On a regional basis, at least one of the Company’s resorts is readily accessible to three of the five largest ski markets in the United States. Management estimates that approximately 70% of the skiers visiting the Company’s Lake Tahoe resorts are from the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions. Waterville Valley, Mt. Cranmore and Loon Mountain are estimated to attract approximately 80% of their guests from Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. The Summit attracts more than 90% of its guests from the Seattle/Tacoma metropolitan region.

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

The Forest Service has the right to approve the location, design and construction of improvements in permit areas and many operational matters at resorts with permits. Under the Term Special Use Permits, the Company is required to pay fees to the Forest Service. The fees range from 1.5% to approximately 4.0% of certain revenues, with the rate generally rising with increased revenues. The calculation of gross revenues includes, among other things, revenue from lift ticket, season pass, ski school lesson, food and beverage, rental equipment and retail merchandise sales. Total fees paid to the Forest Service by the Company during the fiscal year ended October 29, 2004 were $1,117,000.

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

Certain regulatory approvals associated with a snowmaking pipeline at Loon Mountain, as well as certain contractual obligations, impose minimum stream flow requirements with respect to Loon Mountain’s snowmaking operations. These requirements will compel Loon Mountain to construct water storage facilities within approximately three years, and such construction may require further regulatory approvals and environmental documentation under NEPA. No assurances can be given that such regulatory approvals will be obtained or that the Company will have the financial resources to complete such construction.

Certain regulatory approvals associated with a proposed snowmaking impoundment will impose more stringent minimum stream flow requirements with respect to Waterville Valley’s snowmaking operations in the future. These requirements may require Waterville Valley to construct water storage facilities in the next three years.

Except for certain permitting and environmental compliance matters relating to Loon Mountain described above and in Part I, Item 3. “Legal Proceedings,” the Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties or of any material liability under any environmental law or regulation.

Employees

As of December 31, 2004, the Company employed a full-time corporate staff of 59 persons. In addition, as of December 31, 2004, the Company’s resorts employed an aggregate of approximately 450 full-time and approximately 3,600 seasonal employees. None of the employees of the Company or its resorts is represented by a labor union, and the Company considers its employee relations to be good.

Item 2.	Properties

Northstar consists of approximately 8,000 acres of land privately owned by the Company. Sierra owns 20 acres of its 1,689 gross acreage and leases the remainder under a Term Special Use Permit issued by the Forest Service. Waterville Valley owns 11 acres on Snow’s Mountain and two acres at the Conference Center, and leases 790 acres of land on Mt. Tecumseh from the federal government under a Term Special Use Permit issued by the Forest Service. Mt. Cranmore owns 754 acres and holds deeded easements enabling it to develop an additional 500 acres of ski terrain. Loon Mountain owns 404 acres and leases 1,366 acres of land in the White Mountain National Forest under a Term Special Use Permit issued by the Forest Service. The Summit owns 686 acres of its 4,103 gross acreage, leases approximately 440 acres under a private permit, utilizes 1,280 acres for cross-country skiing under an annual operating agreement with the Forest Service and utilizes 1,697 acres of mountain terrain under a Forest Service Term Special Use Permit. In addition, each of the Company’s resorts have ski lodges and other facilities that management believes are suitable for the Company’s current operations. For further information regarding the Company’s properties, see Part I, Item 1. “Business – Resort Operations” and “– Regulation and Legislation.”

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

In connection with the Company’s 1998 acquisition of Loon Mountain Recreation Corporation (“LMRC”), certain shareholders of LMRC filed several lawsuits challenging the transaction and seeking to exercise dissenters’ rights under the New Hampshire Business Corporation Act. Each of these lawsuits has been decided or otherwise resolved in favor of the Company, LMRC and its former directors, resulting in no further liability or obligation relating to the transaction for LMRC, its former directors or the Company and its affiliates. The New Hampshire Superior Court has awarded attorneys fees to the defendants in certain of these cases in the amount of $972,000 (with $420,000 for LMRC and the Company and $552,000 for the insurer that funded certain costs of defending the former LMRC directors), although the likelihood or timing of collection of such amount is uncertain.

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

On September 30, 2004, the Ski Trails Condominium Owners’ Association (“Ski Trails”), the association for a condominium complex located within the Northstar resort, filed a complaint in Placer County Superior Court against Trimont Land Company (“TLC”), Trimont Land Holdings, Inc. (“TLH”), the Company (together with TLC and TLH, the “Booth Creek Parties”) and Northstar Mountain Properties, LLC. The dispute relates to TLC’s easement for aerial tramway facilities over land owned by Ski Trails. TLC has recently completed the replacement of the lift within the easement area. Ski Trails contends that the terms of the easement required TLC to obtain Ski Trails’ permission to install the new lift, and that TLC failed to obtain such permission. The complaint seeks equitable relief including declaratory relief, a request for specific performance of the easement terms, a request for permanent injunction preventing the modification or replacement of the original lift or altering usage of the easement without prior approval and a request for mandatory injunction requiring the removal of any modifications to the original lift that were not approved in advance by Ski Trails. On November 12, 2004, Ski Trails filed a First Amended Complaint, which together with the original complaint, were served on the Booth Creek Parties on January 7, 2005. The First Amended Complaint adds an additional cause of action alleging that TLC’s use of Village Run and Condo Run ski trails constitutes a trespass on property owned by Ski Trails, and Ski Trails requests both declaratory relief and a preliminary and permanent injunction against the use of Village and Condo Runs for skiing or other recreational uses. The Booth Creek Parties intend to defend this litigation vigorously and believe that we have meritorious defenses to the action.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 1, 2004, Parent, the sole shareholder of the Company, acting through its President, Christopher P. Ryman, voted to reelect and confirm George N. Gillett, Jr., Dean C. Kehler, Edward Levy, Gary M. Pelletier and Scott A. McFetridge as the members of the Board of Directors of the Company. No other matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for any class of equity securities of the Company. All of the Company’s equity securities are owned by Parent.

The Company’s principal debt agreements contain restrictions on the Company’s ability to pay dividends. The Company has not paid any dividends on its common stock since inception. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” and Note 4 to the accompanying consolidated financial statements.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Report and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data of the Company as of and for the fiscal years ended October 27, 2000, November 2, 2001, November 1, 2002, October 31, 2003 and October 29, 2004, have been primarily derived from the audited consolidated financial statements of the Company.

	Fiscal Year Ended October 27, 2000(b)	Fiscal Year Ended November 2, 2001	Fiscal Year Ended November 1, 2002	Fiscal Year Ended October 31, 2003	Fiscal Year Ended October 29, 2004
	(Dollars in Thousands, except Revenue per Skier Visit)
Statement of Operations Data: (a)
Revenue:
Resort Operations	$108,430	$107,090	$108,827	$104,963	$105,377
Real Estate and Other	19,670	276	11,705	10,084	10,033

	128,100	107,366	120,532	115,047	115,410
Operating Expenses:
Cost of Sales – Resort Operations	62,804	61,290	63,137	63,969	63,977
Cost of Sales – Real Estate and Other	4,507	211	2,920	5,444	2,861
Depreciation, Depletion and Amortization (c)	19,437	22,181	17,094	15,766	13,944
Selling, General and Administrative	21,187	21,428	22,614	22,063	23,191

Operating Income	20,165	2,256	14,767	7,805	11,437
Other Income (Expense):
Interest Expense	(18,158)	(16,822)	(15,281)	(12,492)	(12,071)
Amortization of Deferred Financing Costs	(1,084)	(966)	(1,126)	(1,140)	(1,195)
Gain on Early Retirement of Debt	—	1,723	2,761	506	—
Other Income (Expense)	47	153	(105)	(40)	(2)

Other Income (Expense), Net	(19,195)	(15,912)	(13,751)	(13,166)	(13,268)

Income (Loss) from Continuing Operations Before Change in Accounting Principle	970	(13,656)	1,016	(5,361)	(1,831)
Discontinued Operations:
Income (Loss) from Discontinued Operations of Bear Mountain Resort	(1,327)	(138)	549	—	—
Loss on Sale of Bear Mountain Resort	—	—	(3,235)	—	—

Loss on Discontinued Operations	(1,327)	(138)	(2,686)	—	—

Loss Before Change in Accounting Principle	(357)	(13,794)	(1,670)	(5,361)	(1,831)
Change in Accounting Principle for Goodwill (c)	—	—	(200)	—	—

Net Loss	$(357)	$(13,794)	$(1,870)	$(5,361)	$(1,831)

Other Financial and Operating Data:
Total Skier Visits (d)	2,036,000	2,167,000	2,154,000	1,953,000	1,981,000
Revenue (Excluding Paid Skier Visit Insurance Policy Revenue) per Skier Visit (e)	$50.56	$48.61	$50.52	$53.74	$53.19
Capital Expenditures for Property and Equipment	$21,909	$12,944	$11,638	$6,445	$11,013
Net Cash Provided by (Used in):
Operating Activities	$29,737	$13,366	$23,523	$13,684	$13,461
Investing Activities	$(9,124)	$(15,280)	$(782)	$(8,787)	$(13,124)
Financing Activities	$(20,378)	$1,676	$(22,535)	$(4,752)	$(300)
Ratio of Earnings to Fixed Charges (f)	1.03	—	1.05	—	—

	As of October 27, 2000	As of November 2, 2001	As of November 1, 2002	As of October 31, 2003	As of October 29, 2004 (g)
	(In Thousands)
Balance Sheet Data:
Working Capital (Deficit), Including Revolving Credit Facility Borrowings	$(31,628)	$(46,221)	$(35,935)	$(52,233)	$(71,228)
Total Assets	$199,063	$189,218	$166,600	$154,866	$155,465
Long-term Debt	$136,790	$128,664	$120,195	$98,382	$81,085
Total Debt (h)	$144,498	$148,040	$127,157	$122,561	$126,568
Preferred Stock of Subsidiary	$1,638	$1,136	$—	$—	$—
Common Shareholder’s Equity (Deficit)	$18,227	$4,433	$2,563	$(2,798)	$(4,629)

(a)	Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which was adopted by the Company effective as of October 28, 2000, the historical results of operations and loss on sale of the Bear Mountain resort are presented as discontinued operations in the Company’s consolidated statements of operations. As the sale of the Grand Targhee resort occurred prior to the adoption of SFAS No. 144, the former operations of the Grand Targhee resort through June 20, 2000 are reflected in the Company’s continuing operations for the fiscal year ended October 27, 2000.

(b)	Reflects the divestiture of the Grand Targhee resort on June 20, 2000.

(c)	In June 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company adopted SFAS No. 142 effective as of November 3, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the pronouncement. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each reporting unit. Based on the transitional impairment test, the Company wrote down goodwill by $200,000 for one reporting unit, which has been reflected as the cumulative effect of a change in accounting principle for the fiscal year ended November 1, 2002. The following table reflects the amount of recorded goodwill amortization and adjusted net income (loss) excluding such goodwill amortization for the periods indicated:

	Fiscal Year Ended October 27, 2000	Fiscal Year Ended November 2, 2001
	(In Thousands)
Reported Net (Loss)	$(357)	$(13,794)
Goodwill Amortization	2,356	2,343

Adjusted Net Income (Loss)	$1,999	$(11,451)

(d)	Total skier visits associated with Bear Mountain’s operations have been excluded from the Company’s reported total skier visits disclosed in Other Financial and Operating Data.

(e)	Reflects revenue from resort operations divided by total skier visits. For the fiscal years ended November 2, 2001 and October 27, 2000, the amount presented for revenue per skier visit excludes the effect of paid skier visit insurance policy revenue of $1,754,000 and $5,480,000, respectively.

(f)	For purposes of this computation, earnings are the sum of (i) income (loss) from continuing operations, and (ii) fixed charges excluding capitalized interest and preferred stock dividend requirements. Fixed charges are the sum of (i) interest expensed and capitalized, (ii) an estimate of the interest component of rent expense, (iii) amortization of deferred financing costs, and (iv) preferred stock dividend requirements. Earnings were inadequate to cover fixed charges by $1,849,000, $5,496,000 and $13,842,000 during the fiscal years ended October 29, 2004, October 31, 2003 and November 2, 2001, respectively.

(g)	The Company’s working capital deficit and long-term debt balances as of October 29, 2004 reflects the effect of classifying $23,333,000 due under the Term Facility (as defined herein) on October 31, 2005 as a component of current portion of long-term debt. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.”

(h)	Includes Revolving Credit Facility borrowings, current portion of long-term debt and long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in “– Risk Factors,” “– Forward-Looking Statements” and elsewhere in this Report.

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

Sierra and the Summit generally experience higher natural snowfall levels, averaging approximately 386 and 368 inches of snowfall, respectively, per year for the past five ski seasons. As a result of their historic natural snowfall, these resorts do not have any significant snowmaking infrastructure. However, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period, and therefore, the timing and extent of natural snowfall can significantly impact operating conditions.

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

The Company’s results of operations are also highly dependent on the Company’s ability to compete in each of the large regional ski markets in which it operates. Management estimates that at Northstar and Sierra, approximately 70% of the 2003/04 ski season total skier visits were attributable to residents of the San Francisco/San Jose, Sacramento, Central California Valley and Lake Tahoe regions. At Waterville Valley, Loon Mountain and Mt. Cranmore, approximately 80% of the 2003/04 ski season total skier visits were attributable to residents of Massachusetts and New Hampshire, with a large percentage of such visitors coming from the Boston metropolitan area. At the Summit, the Company estimates that more than 90% of the 2003/04 ski season total skier visits were attributable to residents of the Seattle/Tacoma metropolitan region.

The Company seeks to maximize revenues and operating income by managing the mix of skier visits and revenue per skier visit. These strategies are also designed to maximize resort cash flow. The strategy for each resort is based on the demographic profile of its market and the physical capacity of its mountain and facilities. The Company seeks to increase skier visits by developing effective ticket pricing and season pass strategies and sales and marketing programs to improve peak and off-peak volume. The Company also seeks to increase skier visits by offering a quality guest experience and developing effective target marketing programs. See Part I, Item 1. “Business – Marketing and Sales.” The Company seeks to improve revenue per skier visit by effectively managing the price, quality and value of each of its ski-related services, including retail shops, equipment rentals, lessons and food and beverage facilities.

The Company’s current resorts have invested approximately $71 million (including $12 million of equipment acquired through capital leases and other debt) in capital expenditures during the last five fiscal years to upgrade chairlift capacity, expand terrain, improve skier service, enhance retail and food and beverage facilities, increase snowmaking capabilities and to meet sustaining capital requirements, all of which management believes are important in providing a quality guest experience.

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

The Company’s real estate and other segment is primarily engaged in the sale of single family lots, development real estate and timber at Northstar and Loon Mountain. The revenues, operating income and cash flows of the real estate and other segment are highly variable.

Results of Operations

Overview

The opening and closing dates for the Company’s resorts for the 2003/04, 2002/03 and 2001/02 ski seasons were as follows:

Opening Dates
	2003/04 Season	2002/03 Season	2001/02 Season
Northstar	November 22, 2003	November 22, 2002	November 29, 2001
Sierra	November 14, 2003	December 16, 2002	November 25, 2001
Waterville Valley*	November 22, 2003	November 22, 2002	November 16, 2001
Mt. Cranmore	December 13, 2003	November 29, 2002	December 15, 2001
Loon Mountain*	November 26, 2003	November 15, 2002	November 16, 2001
The Summit	November 29, 2003	December 27, 2002	November 30, 2001

Closing Dates
	2003/04 Season	2002/03 Season	2001/02 Season
Northstar	April 18, 2004	April 20, 2003	April 21, 2002
Sierra	April 19, 2004	April 27, 2003	April 15, 2002
Waterville Valley	April 4, 2004	April 6, 2003	April 7, 2002
Mt. Cranmore	March 28, 2004	March 30, 2003	March 24, 2002
Loon Mountain	April 18, 2004	April 20, 2003	April 14, 2002
The Summit	April 18, 2004	April 13, 2003	May 5, 2002

*	Following their openings for the 2001/02 season, Waterville Valley and Loon Mountain ceased operations in December 2001 for six and ten days, respectively, due to eroding conditions as a result of warm weather.

Total skier visits generated by each of the Company’s resorts during the 2003/04, 2002/03 and 2001/02 ski seasons were as follows:

	2003/04	2002/03	2001/02
	(In thousands)
Northstar	535	570	521
Sierra	372	353	419
Waterville Valley	175	223	205
Mt. Cranmore	102	119	96
Loon Mountain	322	359	301
The Summit	475	329	612

	1,981	1,953	2,154

As a result of early season snowfall in November 2003 and cold temperatures, Northstar opened on schedule for the 2003/04 season and Sierra opened ahead of schedule. However, business volumes at Northstar and Sierra during the 2003/04 season were negatively impacted for several key days between Christmas and New Year’s Day due to two major storms that hit the Lake Tahoe region. Snowfall in Lake Tahoe during January 2004 and the first half of February 2004 was relatively modest compared with historical levels. In March and April 2004, Northern California, the primary market for the Company’s Lake Tahoe resorts, experienced record warm temperatures for a prolonged period, which dampened skier demand and visitation during the later portion of the 2003/04 season. Comparatively, for the 2002/03 season, the Lake Tahoe region experienced relatively dry conditions and a lack of natural snowfall through December 2002. Due to the strength of its snowmaking system, Northstar opened on schedule for the 2002/03 season. However, Sierra did not open for the 2002/03 season until December 16, 2002. During mid-December 2002, the region received a series of powerful storms resulting in over six feet of snowfall at Northstar and Sierra, which provided excellent skiing conditions for the 2002/03 Christmas holiday period. During January through March 2003, the Lake Tahoe region experienced natural snowfall levels that were substantially below long-term historical levels. However, the region received significant snowfall in early April 2003, which stimulated late season visitation. For the 2003/04 ski season, skier visitation for Northstar declined by 35,000 visits, or 6%, as compared to the 2002/03 season, due primarily to shortfalls in late season skier visits as a result of the unusually warm weather in Northern California. For Sierra, skier visitation for the 2003/04 ski season increased by 19,000 visits, or 5%, as compared to the 2002/03 season, as increased skier visits in the early part of the season due to an earlier opening were partially offset by decreased skier visits at the end of the ski season. For the 2001/02 season, Northstar and Sierra opened following Thanksgiving. In early December 2001, the Lake Tahoe region received significant natural snowfall, which provided favorable conditions going into the Christmas holiday period and early January 2002. However, snowfall levels in the Lake Tahoe region in January and February 2002 were below historical levels, and business volumes on several weekends in March 2002 were negatively impacted by disruptive storms.

For the first half of the 2003/04 season, the northeastern United States experienced relatively inconsistent weather patterns, including, at varying times, major snowstorms, warm temperatures, periods of heavy rainfall, and for most of January 2004 and early February 2004, extended periods of bitterly cold temperatures. By comparison, conditions in the Northeast for the early part of the 2002/03 ski season were generally good, with favorable temperatures for snowmaking operations and above average natural snowfall. For the later portion of the 2003/04 season, weather conditions for the Company’s New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain) returned to more normal patterns, although late season conditions were generally less favorable than those at the end of the 2002/03 season. For the 2003/04 season, the Company’s New Hampshire resorts experienced a decline of 102,000 skier visits, or 15%, from the level of skier visitation during the 2002/03 season, the bulk of which decline occurred in the first fiscal quarter of 2004. For the 2001/02 season, the Northeast experienced early season drought conditions and one of the warmest winters on record. In addition to difficult early season conditions and below average snowfall, the Company’s New Hampshire resorts experienced an above average number of negative weather events during the 2001/02 season, including periods of warm weather and rain.

As compared to the difficult 2002/03 season, the Pacific Northwest experienced a return to more normal weather patterns for the 2003/04 season, resulting in a significant rebound in visitation at the Company’s Summit resort in Washington. For the 2003/04 season, the Summit opened slightly ahead of schedule on November 29, 2003. For the 2002/03 season, the Pacific Northwest encountered unseasonably warm temperatures and substantially below average snowfall. Snowfall at the Summit for the 2002/03 season was less than 60% of historical long-term averages. Additionally, average temperatures at the Summit during the 2002/03 season were generally much warmer than normal, and the resort experienced a large amount of rainfall during the course of the season. The Summit commenced partial operations for the 2002/03 season on December 27, 2002 on limited terrain. As a result of the early opening for the 2003/04 season and substantially improved conditions, skier visits for the Summit for the 2003/04 season increased by 146,000 visits, or 44%, as compared to the 2002/03 season. For the 2001/02 season, conditions at the Summit were generally favorable.

Fiscal Year Ended October 29, 2004 Compared to the Fiscal Year Ended October 31, 2003

The Company’s operating results by segment for the fiscal years ended October 29, 2004 and October 31, 2003 were as follows.

	Fiscal Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
	October 29, 2004	October 31, 2003
	(In thousands, except revenue per skier visit)
Resort Operations:
Revenue:
Lift Tickets	$35,194	$36,953	$(1,759)	(5)%
Season Passes	22,053	19,772	2,281	12
Snow School	7,653	7,521	132	2
Equipment Rental	7,854	7,849	5	—
Retail	4,953	4,809	144	3
Food and Beverage	15,294	15,303	(9)	—
Other	12,376	12,756	(380)	(3)

Total Resort Operations Revenue	105,377	104,963	414	—
Cost of Sales – Resort Operations	63,977	63,969	8	—
Depreciation Expense	13,848	15,639	(1,791)	(11)
Selling, General and Administrative Expense – Resort Operations	22,149	20,692	1,457	7

Total Resort Operations Expenses	99,974	100,300	(326)	—

Resort Operating Income	$5,403	$4,663	$740	16

Skier Visits	1,981	1,953	28	1

Revenue per Skier Visit	$53.19	$53.74	$(.55)	(1)

Real Estate and Other Operations:
Revenue:
Real Estate Revenue	$9,844	$9,830	$14	—%
Timber Revenue	189	254	(65)	(26)

Total Real Estate and Other Operations Revenue	10,033	10,084	(51)	(1)
Cost of Sales – Real Estate and Other	2,861	5,444	(2,583)	(47)
Depletion Expense	96	127	(31)	(24)
Selling, General and Administrative Expense – Real Estate and Other	1,042	1,371	(329)	(24)

Total Real Estate and Other Operating Expenses	3,999	6,942	(2,943)	(42)

Real Estate and Other Operating Income	$6,034	$3,142	$2,892	92

Resort Operations:

Revenues from resort operations for the fiscal year ended October 29, 2004 were $105,377,000, an increase of $414,000 as compared to the 2003 period. Skier visits for the 2004 period increased by 28,000 visits, or 1%, from the 2003 period. Season pass revenues, which rose 12% to $22,053,000 for the 2004 period, as well as increased snow school and retail sales, offset the impact of reduced lift ticket sales.

As compared to the fiscal year ended October 31, 2003, resort operations revenues for Northstar decreased by $1,672,000 primarily due to lower skier visits, partially offset by higher revenue per skier visit yields. Resort operations revenues for Sierra increased by $527,000 as compared to the 2003 period due to increased skier visits, partially offset by lower revenue per skier visit yields due to changes in the mix of skiers. Resort operations revenues for Waterville Valley, Mt. Cranmore and Loon Mountain decreased by $1,507,000, $639,000 and $1,187,000, respectively, as compared to the 2003 period due to decreases in skier visits, partially offset by improved revenue per skier visit yields. The Summit’s resort operations revenues increased by $4,892,000 as compared to the 2003 period due primarily to substantially higher visitation, partially offset by lower revenue per skier visit yields.

Cost of sales for resort operations for the fiscal year ended October 29, 2004 was $63,977,000, an increase of $8,000 as compared to the 2003 period. Higher insurance and snowmaking costs for the 2004 period were partially offset by the effect of (i) lower variable operating costs in the 2004 period and (ii) a $475,000 workers’ compensation provision in the 2003 period for two large claims.

In April 2004, construction commenced for the redevelopment of a substantial portion of the Village at Northstar. Cost of sales for resort operations for the fiscal year ended October 29, 2004 included $413,000 in expenses associated with establishing interim facilities and amenities within the Village at Northstar to address customer service needs and maintain winter revenue sources during the 2004/05 season. Such amenities include ticketing and guest service offices, food and beverage venues, locker and ski storage facilities and guest convening areas to minimize any impacts of potential disruption from the Village construction.

Depreciation expense for the fiscal year ended October 29, 2004 was $13,848,000, a decrease of $1,791,000, or 11%, from the 2003 period. The decline in depreciation expense was primarily due to the effect of (i) certain assets acquired in connection with the Company’s resort acquisition in 1998 having become fully depreciated, and (ii) reduced capital expenditures during the 2004 and 2003 periods as compared to historical levels.

Selling, general and administrative expense for resort operations for the fiscal year ended October 29, 2004 was $22,149,000, an increase of $1,457,000, or 7%, as compared to the 2003 period. The increase in selling, general and administrative expense between the 2004 and 2003 periods was primarily due to increased payroll as a result of normal inflationary factors and increased workers’ compensation premium allocations.

Resort operating income for the fiscal year ended October 29, 2004 was $5,403,000, an increase of $740,000, or 16%, from the operating income generated for the 2003 period, as a result of the factors discussed above.

Real Estate and Other:

Revenues from real estate operations for the fiscal year ended October 29, 2004 were $9,844,000, which was due to (i) the sale of the final three lots within the Unit 7A subdivision at Northstar for an aggregate sales price of $2,798,000, (ii) the transfer and sale of the remaining Development Real Estate (as defined herein) at Northstar pursuant to the Northstar Real Estate Agreement (as defined herein) between Trimont Land Company and Trimont Land Holdings, Inc. (see Note 7 to the accompanying consolidated financial statements), which generated revenues of $5,610,000, and (iii) the sale of certain non-strategic development parcels and single family lots at Loon Mountain for $1,436,000. Revenues from real estate operations for the fiscal year ended October 31, 2003 were $9,830,000, which was due to (i) the sale of the final lot within the Unit 7 development at Northstar for $646,000, and (ii) the sale of 12 lots within the Unit 7A development at Northstar for $9,184,000. The average selling price for the Unit 7A lots at Northstar was approximately $800,000. Timber operations at Northstar contributed revenues of $189,000 and $254,000 for the 2004 and 2003 periods, respectively.

Cost of sales for real estate and other operations for the fiscal years ended October 29, 2004 and October 31, 2003 was $2,861,000 and $5,444,000, respectively, which included noncash cost of real estate sales of $2,292,000 and $4,484,000. Cost of sales incurred during the 2004 and 2003 periods was primarily due to the real estate sales transactions discussed above, and, to a lesser extent, costs associated with timber harvesting activities at Northstar.

Selling, general and administrative expense for real estate and other operations for the fiscal year ended October 29, 2004 was $1,042,000, a decrease of $329,000 from the 2003 period, primarily as a result of sales launch costs incurred in the 2003 period for the Unit 7A development at Northstar.

Operating income from real estate and other operations was $6,034,000 for the fiscal year ended October 31, 2004, an increase of $2,892,000 from the operating income of $3,142,000 generated during the fiscal year ended October 31, 2003, as a result of the factors discussed above.

Interest Expense and Other Items:

Interest expense for the fiscal year ended October 29, 2004 totaled $12,071,000, a decrease of $421,000, or 3%, from the Company’s interest expense for the fiscal year ended October 31, 2003, as a result of reduced average borrowings outstanding during the 2004 period.

The Company recognized a gain on the early retirement of debt of $506,000 for the fiscal year ended October 31, 2003, relating to the repurchase of $16,000,000 aggregate principal amount of its 12.5% senior notes due March 15, 2007 (the “Senior Notes”) during the 2003 period.

As of October 29, 2004 and October 31, 2003, the Company had estimated net operating loss carryforwards of approximately $119,000,000 and $100,000,000, respectively, for federal income tax reporting purposes, which expire between 2012 and 2024. The tax benefits of such net operating losses are fully offset by a valuation reserve because the Company believes that it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future. Accordingly, during the fiscal years ended October 29, 2004 and October 31, 2003, no income tax benefit has been recorded.

The Company’s net loss for the fiscal year ended October 29, 2004 was $1,831,000, an improvement of $3,530,000 from the net loss of $5,361,000 generated for the fiscal year ended October 31, 2003, as a result of the factors discussed above.

Fiscal Year Ended October 31, 2003 Compared to the Fiscal Year Ended November 1, 2002

The Company’s operating results by segment for the fiscal years ended October 31, 2003 and November 1, 2002 were as follows. Such results exclude the operating results for the Bear Mountain resort, which was sold on October 10, 2002.

	Fiscal Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
	October 31, 2003	November 1, 2002
	(In thousands, except revenue per skier visit)
Resort Operations:
Revenue:
Lift Tickets	$36,953	$42,077	$(5,124)	(12)%
Season Passes	19,772	15,098	4,674	31
Snow School	7,521	8,119	(598)	(7)
Equipment Rental	7,849	8,930	(1,081)	(12)
Retail	4,809	4,916	(107)	(2)
Food and Beverage	15,303	15,864	(561)	(4)
Other	12,756	13,823	(1,067)	(8)

Total Resort Operations Revenue	104,963	108,827	(3,864)	(4)
Cost of Sales – Resort Operations	63,969	63,137	832	1
Depreciation Expense	15,639	16,892	(1,253)	(7)
Selling, General and Administrative Expense – Resort Operations	20,692	21,400	(708)	(3)

Total Resort Operations Expenses	100,300	101,429	(1,129)	(1)

Resort Operating Income	$4,663	$7,398	$(2,735)	(37)

Skier Visits	1,953	2,154	(201)	(9)

Revenue per Skier Visit	$53.74	$50.52	$3.22	6

	Fiscal Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
	October 31, 2003	November 1, 2002
		(In thousands)
Real Estate and Other Operations:
Revenue:
Real Estate Revenue	$9,830	$11,300	$(1,470)	(13)%
Timber Revenue	254	405	(151)	(37)

Total Real Estate and Other Operations Revenue	10,084	11,705	(1,621)	(14)
Cost of Sales – Real Estate and Other	5,444	2,920	2,524	86
Depletion Expense	127	202	(75)	(37)
Selling, General and Administrative Expense – Real Estate and Other	1,371	1,214	157	13

Total Real Estate and Other Operating Expenses	6,942	4,336	2,606	60

Real Estate and Other Operating Income	$3,142	$7,369	$(4,227)	(57)

Resort Operations:

Revenues from resort operations for the fiscal year ended October 31, 2003 were $104,963,000, a decrease of $3,864,000, or 4%, as compared to the 2002 period. Skier visits for the 2003 period declined by 201,000 visits, or 9%, from the 2002 period. Increased sales of season passes, which rose 31% to $19,772,000 for the 2003 period, as well as improved revenue per skier visit yields, partially offset the impact of reduced skier visitation. As compared to the fiscal year ended November 1, 2002, resort operations revenues for Northstar increased by $1,621,000, primarily due to higher skier visits and season pass sales, partially offset by lower revenue per skier visit yields due to changes in the mix of skiers. Revenues for Sierra decreased by $1,872,000 due to reduced skier visits, partially offset by higher revenue per skier visit yields. Revenues for Waterville Valley and Mt. Cranmore increased by $730,000 and $955,000, respectively, due to increases in skier visits. Revenues for Loon Mountain increased by $408,000 due to increased skier visits, partially offset by lower yields due to a greater proportion of season pass visits in the 2003 period. The Summit’s revenues decreased by $5,706,000 due primarily to substantially lower visitation.

Cost of sales for resort operations for the fiscal year ended October 31, 2003 was $63,969,000, an increase of $832,000, or 1%, as compared to the 2002 period. The increase was primarily the result of normal inflationary factors and higher insurance costs, partially offset by (i) lower snowmaking costs, (ii) the effect of higher workers’ compensation provisions in the 2002 period for exposures at the Company’s Lake Tahoe and Washington resorts, and (iii) lower summer payroll in the 2003 period as a result of cost savings initiatives.

Depreciation expense for the fiscal year ended October 31, 2003 was $15,639,000, a decrease of $1,253,000, or 7%, from the 2002 period. The decline in depreciation expense was primarily due to certain assets acquired in connection with the Company’s resort acquisitions in 1996 and 1997 having become fully depreciated.

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

Cost of sales for real estate and other operations was $5,444,000 (including noncash cost of real estate sales of $4,484,000) for the fiscal year ended October 31, 2003, as compared to $2,920,000 for the fiscal year ended November 1, 2002. The increase in cost of sales was primarily due to expanded infrastructure requirements for the Unit 7A subdivision, including related water system improvements and a lift to access Northstar’s ski terrain from the subdivision.

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

Interest Expense and Other Items:

Interest expense for the fiscal year ended October 31, 2003 totaled $12,492,000, a decrease of $2,789,000, or 18%, from the Company’s interest expense for the fiscal year ended November 1, 2002, as a result of reduced borrowings and lower average interest rates.

The Company recognized gains on the early retirement of debt of $506,000 and $2,761,000 for the fiscal years ended October 31, 2003 and November 1, 2002, respectively, relating to repurchases of $16,000,000 and $29,325,000 aggregate principal amount of its Senior Notes during the 2003 and 2002 periods, respectively.

As of October 31, 2003 and November 1, 2002, the Company had net operating loss carryforwards of approximately $100,000,000 and $90,000,000, respectively, for federal income tax reporting purposes, which expire between 2012 and 2023. The tax benefits of such net operating losses are fully offset by a valuation reserve because the Company believes that it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future. Accordingly, during the fiscal years ended October 31, 2003 and November 1, 2002, no income tax benefit has been recorded.

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

The Company’s net loss for the fiscal year ended October 31, 2003 was $5,361,000, an increase of $3,491,000 from the net loss of $1,870,000 generated for the fiscal year ended November 1, 2002, as a result of the factors discussed above.

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

Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”). On September 22, 2004, the Company and its subsidiaries entered into the Fifth Amendment (the “Fifth Amendment”) to the Senior Credit Facility. In general, the Fifth Amendment resulted in the following principal modifications to the Senior Credit Facility: (i) an increase in the outstanding borrowings under the term loan facility (the “Term Facility”) from $18,000,000 to $25,000,000, (ii) a decrease in the quarterly commitment reductions under the Term Facility from the prior level of $1,000,000 per quarter to a level of $417,000 for each of the quarterly periods ending October 31, 2004, January 31, 2005, April 30, 2005 and July 31, 2005, (iii) modifications to certain of the financial covenants under the Senior Credit Facility, and (iv) certain other changes to the definitions, terms and conditions of the Senior Credit Facility. In connection with the Fifth Amendment, U.S. Bank National Association became the sole lender and administrative agent (“Agent”) under the Senior Credit Facility. The following summary of the terms of the Senior Credit Facility is qualified by reference to the complete agreement governing the Senior Credit Facility, a copy of which has been filed as an exhibit to our periodic reports.

The Senior Credit Facility provides a revolving credit facility (the “Revolving Credit Facility”) with borrowing availability of up to $25,000,000, and a Term Facility with outstanding borrowings as of October 29, 2004 of $25,000,000. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The Term Facility provides for quarterly commitment reductions of $417,000 on October 31, 2004, January 31, 2005, April 30, 2005 and July 31, 2005. In addition, the Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis from October 2, 2004. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005, the maturity date of the Senior Credit Facility. Additionally, the Company’s Senior Notes mature on March 15, 2007. As a result, we have commenced the process of identifying possible refinancing alternatives to address the pending maturity of these obligations. We have received financing proposals from a number of financial institutions, including our existing lender under the Senior Credit Facility. We are currently in the process of evaluating the merits of the various proposals received to date. Once we have identified a viable refinancing alternative, we will need to negotiate the terms and conditions for applicable definitive financing agreements for the intended structure. Although we intend to aggressively pursue a comprehensive refinancing of the Company’s capital structure, no assurances can be given that any such financing would be available or on commercially reasonable terms.

Borrowings under the Senior Credit Facility are secured by (a) a pledge to the Agent for the ratable benefit of the financial institutions party to the Senior Credit Facility of all of the capital stock of Booth Creek’s principal subsidiaries and (b) a grant of a security interest in substantially all of the consolidated assets of Booth Creek and its subsidiaries.

The Senior Credit Facility contains financial covenants relating to the maintenance of (a) minimum consolidated resort EBITDA (resort earnings before interest, taxes, depreciation and amortization, adjusted for certain items specified in the Senior Credit Facility) measured quarterly on a rolling four quarter basis (“Minimum Resort EBITDA”), (b) a minimum ratio of (y) consolidated EBITDA (earnings before interest, taxes, depreciation, depletion, amortization and noncash cost of real estate sales, adjusted for certain items specified in the Senior Credit Facility), less $4,000,000, less cash income taxes actually paid during the period to (z) consolidated debt service (the sum of interest, cash payments of principal made in respect of capitalized lease obligations and mandatory reductions under the Term Facility, adjusted for certain items specified in the Senior Credit Facility) measured quarterly on a rolling four quarter basis (the “Leverage Ratio”), and (c) a maximum adjusted consolidated leverage ratio (the ratio of secured indebtedness of the Company and its subsidiaries (with certain exceptions specified in the Senior Credit Facility) to the sum of the Company’s consolidated net worth, as adjusted pursuant to the Senior Credit Facility, and the aggregate principal amount of outstanding Senior Notes (“Adjusted Leverage Ratio”).

The Company is required to have a Minimum Resort EBITDA of (i) $19,500,000 during each rolling four quarter period from October 29, 2004 through April 29, 2005, and (ii) $20,500,000 during each rolling four quarter period from April 30, 2005 and thereafter. It is also required to maintain (a) a minimum Leverage Ratio of (i) 1 to 1 through October 29, 2004, (ii) 1.1 to 1 from October 30, 2004 through July 29, 2005, and (iii) 1.3 to 1 thereafter and (b) a maximum Adjusted Leverage Ratio of .65 to 1.

The Senior Credit Facility also contains restrictive covenants pertaining to the management and operation of Booth Creek and its subsidiaries. The covenants include, among others, significant limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, capital expenditures, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, optional payments and modification of debt instruments and issuances of stock. The Company was in compliance with the covenants under the Senior Credit Facility as of October 29, 2004.

For purposes of calculating interest, loans under the Senior Credit Facility can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) the Agent’s prime rate or (ii) the federal funds rate plus ..5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit Facility) for loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility and Term Facility as of October 29, 2004 bore interest at weighted average annual rates of 5.95% and 5.92%, respectively, pursuant to elections under both the base rate and LIBOR rate options.

Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company’s Senior Notes. As of October 29, 2004, outstanding borrowings under the Revolving Credit Facility and Term Facility were $17,250,000 and $25,000,000, respectively. Following October 29, 2004, outstanding borrowings under the Revolving Credit Facility peaked at $17,600,000 on November 15, 2004. As of January 26, 2005, borrowings outstanding under the Revolving Credit Facility were $3,350,000.

The Company had a net working capital deficit of $71,228,000 as of October 29, 2004 (including $17,250,000 and $25,000,000 in outstanding borrowings under the Revolving Credit Facility and Term Facility, respectivley), which will negatively affect liquidity during 2005. The Company’s net working capital deficit as of October 29, 2004 was due in part to unearned revenue and deposits from resort operations of $14,602,000 for season pass and membership product sales, lodging deposits and other prepaid products. The Company’s working capital deficit as of October 31, 2003 was $52,233,000 (including $17,750,000 and $4,000,000 in outstanding borrowings under the Revolving Credit Facility and Term Facility, respectively).

The Company generated cash from operating activities of $13,461,000 for the fiscal year ended October 29, 2004 as compared to $13,684,000 for the fiscal year ended October 31, 2003. The cash flow effect of the improvement in net loss for the 2004 period was offset by reduced noncash charges for depreciation, depletion and cost of real estate sales.

Cash used in investing activities totaled $13,124,000 and $8,787,000 for the fiscal years ended October 29, 2004 and October 31, 2003, respectively. The results for the 2004 and 2003 periods primarily reflect capital expenditures for the purchase of property and equipment and real estate held for development and sale.

Cash used in financing activities totaled $300,000 for the fiscal year ended October 29, 2004, which primarily reflects net repayments of the Revolving Credit Facility of $500,000, borrowings of $7,000,000 under the Term Facility and scheduled principal payments of long-term debt of $5,864,000. Cash used in financing activities totaled $4,752,000 for the fiscal year ended October 31, 2003, which reflects net borrowings under the Revolving Credit Facility of $16,505,000, scheduled principal payments of long-term debt of $5,991,000 and the repurchase of $16,000,000 aggregate principal amount of the Company’s Senior Notes for $15,080,000.

The Company’s capital expenditures for property and equipment during the fiscal year ended October 29, 2004 were $14,384,000 (including $3,371,000 of equipment acquired through capital leases and other debt). As of October 29, 2004, the portion of fiscal 2004 capital programs which will be expended in fiscal 2005 is estimated to be approximately $2,600,000, which excludes grooming equipment to be acquired under capital leases. The Company has not yet determined the scope of potential expansion capital or real estate development projects that may be undertaken as part of its 2005 capital cycle. Maintenance capital spending for the Company’s 2005 capital cycle is preliminarily estimated to be in the range of $5,000,000 to $6,000,000. The Company plans to fund fiscal 2005 capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company’s Senior Notes and/or borrowings under the Revolving Credit Facility.

Commitments for future capital expenditures for property and equipment and real estate development were approximately $6,600,000 at October 29, 2004.

During the fiscal year ended October 29, 2004, the Company entered into purchase commitments for the construction of detachable quad chairlifts at Northstar and Loon Mountain for a total cost of approximately $7,000,000. The Company also obtained a commitment to finance the lifts under operating lease arrangements. As of October 29, 2004, lift construction progress payments of $1,689,000 have been funded by the leasing company pursuant to interim financing arrangements entered into in contemplation of the intended operating lease financing. Under generally accepted accounting principles, the interim fundings have been reflected as a component of property and equipment and current portion of long-term debt in the Company’s consolidated balance sheet as of October 29, 2004. In December 2004, the capital expenditures and debt associated with the interim fundings were removed from the Company’s consolidated balance sheet in conjunction with the origination of the permanent operating lease financing for the two lifts.

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

The Company’s liquidity has been and will continue to be significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes will be limited. In addition, the Company’s high level of debt may increase its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. During the 2002/03 and 2003/04 ski seasons, the Company experienced a significant decline in its resort operating performance as compared to the level of its operating performance for the 2000/01 and 2001/02 ski seasons due primarily to weather challenges at certain of its resorts, which will negatively affect liquidity in future periods. Any further significant decline in the Company’s expected operating performance could have a material adverse effect on the Company’s ability to service its debt and make required capital expenditures.

In addition, the Senior Credit Facility and the Indenture governing the Company’s Senior Notes each contain covenants that, among other things, significantly limit the Company’s ability to obtain additional sources of capital and may affect the Company’s liquidity. These covenants restrict the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any other person, or transfer all or substantially all of the assets of the Company. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer. The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. On June 14, 2004, the Company obtained an amendment from the lenders under the Senior Credit Facility modifying these covenants prospectively and a waiver of defaults that had arisen as a result of the Company’s operating performance through April 30, 2004. The Company was in compliance with the amended covenants under the Senior Credit Facility as of October 29, 2004.

Due to weather challenges experienced at the Company’s Summit resort during the first half of the 2004/05 season, the Company believes that it will not achieve the Minimum Resort EBITDA and Leverage Ratio covenants under the Senior Credit Facility for the fiscal quarter ending January 28, 2005. See “– Recent Trends and Outlook.” The Company has initiated discussions with the Agent to obtain a waiver or other form of cure for the expected covenant breaches. Although the Agent under the Senior Credit Facility has historically granted waivers or other modifications to address past covenant compliance issues, no assurances can be given that the Company will be able to obtain an appropriate cure for the expected covenant breaches for the first fiscal quarter of 2005. Accordingly, in the Company’s consolidated financial statements as of October 29, 2004, the Company has classified the scheduled amount due under the Term Facility on October 31, 2005 in the amount of $23,333,000 as a component of current portion of long-term debt.

As of October 29, 2004, the Company had $109,318,000 of total long-term debt. The Company expects that existing cash, cash generated from operations and cash proceeds of real estate sales, together with borrowing availability, will be adequate to fund the Company’s debt service and other cash operating requirements during fiscal 2005. The Company is currently in the process of evaluating refinancing alternatives for its Senior Credit Facility, which matures on October 31, 2005. In order to focus the Company’s resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

Any decline in the Company’s expected operating performance or the inability of management to successfully implement the Company’s business strategy could have a material adverse effect on the Company’s financial position and liquidity. In such case, the Company could be required to attempt to refinance all or a portion of its existing debt, sell other assets or obtain additional financing. No assurance can be given of the Company’s ability to do so or pursuant to satisfactory terms. In addition, the Company would require additional financing for expansion of its existing properties or for future acquisitions, if any. No assurances can be given that any such financing would be available on commercially reasonable terms. See “Forward-Looking Statements” herein.

While the Company cannot precisely determine the effect of inflation on its operations, management does not believe that inflation has had a material effect on the Company’s historical results of operations. In general, when the costs of operating our resorts increases, the Company has been able to effect price increases in its products and services. However, there can be no assurance that future increases in resort operating costs due to inflation will not have an impact on the Company’s profitability.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s significant contractual obligations include long-term debt (including capital lease obligations), operating leases, purchase obligations and other long-term liabilities. As of October 29, 2004, the Company’s scheduled maturities of long-term debt (including capital lease obligations), operating lease commitments, purchase obligations and other long-term liabilities for the periods indicated were as follows:

	Total	Payments Due By Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
		(In thousands)
Long-term Debt and Capital Lease Obligations	$109,318	$28,233	$81,062	$23	$—
Operating Lease Obligations	4,179	1,243	800	221	1,915
Purchase Obligations	4,300	4,300	—	—	—
Other Long-term Liabilities	874	—	471	159	244

Total	$118,671	$33,776	$82,333	$403	$2,159

For further information regarding the Company’s long-term debt and capital lease and operating lease obligations, see Notes 4 and 5 to the accompanying consolidated financial statements.

In connection with certain single family real estate development projects at Northstar, self-insured workers’ compensation arrangements for the Summit and certain other aspects of its operations, the Company has arranged for surety bonds from third-party surety bonding companies or letters of credit from financial institutions. The aggregate amount of surety bonds and letters of credit in place at October 29, 2004 were approximately $1,950,000 and $614,000, respectively. Under the terms of the Senior Credit Facility, the letters of credit in the amount of $614,000 reduce the Company’s borrowing capacity under the Revolving Credit Facility.

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

The Company has identified its most critical accounting policies, which relate to (i) revenue recognition for resort operations, (ii) revenue recognition for real estate sales, (iii) valuation of long-lived assets and goodwill, (iv) evaluation of contingencies and related accrual estimates, and (v) accounting for income taxes. The critical accounting policies were determined by considering which policies involved the most complexity, subjective decisions or estimation.

Revenue Recognition for Resort Operations – Revenues from resort operations are generated from a wide variety of sources, including lift ticket sales, snow school lessons, equipment rentals, retail product sales, food and beverage operations, lodging and property management services and other recreational activities, and are recognized when services are provided and products are sold, and collectibility is assured. Sales of season passes are initially deferred in unearned revenue and recognized ratably over the expected season. The Company also periodically evaluates the collectibility of all of its receivables, and, if necessary, provides for an adequate allowance for doubtful accounts. Historically, the Company’s write-offs of uncollectible accounts have been immaterial, as a substantial portion of the Company’s resort sales transactions are settled for cash or credit card payments at the time of sale.

Revenue Recognition for Real Estate Sales – Sales and profits on real estate sales are recognized using the full accrual method at the point that the Company’s receivables from land sales are deemed collectible and the Company has no significant remaining obligations for construction or development, which typically occurs upon transfer of title. If such conditions are not met, the recognition of all or part of the sales and profit is postponed. Historically, the Company’s real estate transactions have been all or substantially all cash sales. The Company evaluates contractual agreements and the underlying facts and circumstances relating to its real estate transactions, including the involvement of related parties, to determine the appropriate revenue recognition treatment of such transactions in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” and related pronouncements.

Valuation of Long-Lived Assets and Goodwill – The Company periodically evaluates whether there are facts and circumstances that indicate potential impairment of its long-lived assets. If impairment indicators are present, the Company reviews the carrying value of its long-lived assets for continued appropriateness. If the carrying amount of a long-lived asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. The Company also performs periodic impairment tests for recorded goodwill. The impairment evaluations for long-lived assets and goodwill are based upon projections of future cash flows, estimated purchase multiples, expected recovery periods for long-lived assets and other relevant factors, and involve significant use of estimates. While the Company believes its estimates are reasonable, different assumptions could materially affect these evaluations. As of October 29, 2004, the Company believes there has not been any impairment of its long-lived assets or goodwill.

Evaluation of Contingencies and Related Accrual Estimates – The Company’s operations are affected by various contingencies, including commercial litigation, personal injury claims relating principally to snow sports activities, self-insured workers’ compensation matters and self-insured employee health and welfare arrangements. With respect to general liability, workers’ compensation and health and welfare exposures, the Company maintains various forms of insurance, including specific and aggregate stop-loss policies and arrangements, to limit the

Company’s overall financial risks. Also, the Company’s risk management function is actively involved in the oversight and management of outstanding general liability and workers’ compensation claims. The Company performs periodic evaluations of these contingencies and, based on information provided by third-party claims administrators and other pertinent information, provides accruals for its best estimate of the eventual outcome of these matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” These estimated liabilities are reviewed and appropriately adjusted as the facts and circumstances related to these contingencies change. While the Company believes its estimates are reasonable, different assumptions could materially affect these evaluations.

Accounting for Income Taxes – The Company is required to determine its income taxes under federal income tax laws and regulations and for each state in which it operates. This process requires the Company to estimate its actual current tax obligations together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences give rise to deferred tax assets and liabilities. As of October 29, 2004, the Company had gross deferred tax assets and liabilities of $44,780,000 and $18,599,000, which primarily relate to the benefit of net operating loss carryforwards and asset basis differences for property and equipment, respectively. As of October 29, 2004, the Company had estimated net operating loss carryforwards of approximately $119,000,000 for federal income tax reporting purposes, which expire between 2012 and 2024. Under generally accepted accounting principles for income taxes, the Company must assess whether its net deferred tax assets will be recoverable, and to the extent recovery is not likely, establish an appropriate valuation allowance. As of October 29, 2004, the Company’s net deferred tax assets of $26,181,000 have been fully offset by a valuation allowance because the Company believes that it is more likely than not that we will not realize income tax benefits from operating losses in the forseeable future. The Company will continue to evaluate this matter in future periods, and a determination that the Company would be able to realize its net deferred tax assets would result in the recognition of a substantial net deferred tax asset and income tax benefit.

Recently Adopted Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN No. 46”), which has been subsequently deferred and revised by the FASB on several dates. This interpretation addresses consolidation and reporting by business enterprises of variable interest entities (“VIEs”). VIEs are entities for which control is achieved through means other than voting rights. FIN No. 46, as revised, provided for various effective dates for adoption of the interpretation’s provisions depending upon the date of formation of the VIEs and their nature. The adoption of FIN No. 46 did not have any effect on the Company’s consolidated financial position or results of operations.

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

Risk Factors

In this section, references to “we” or “our” refers to Booth Creek and its subsidiaries unless the context requires otherwise.

We have a substantial amount of debt, which may harm our financial condition and require us to use a significant portion of our cash flow to satisfy our debt obligations.

We have debt that is substantial, and a significant portion of our cash flows from operations will be used to satisfy our debt obligations. For the fiscal years ended October 29, 2004 and October 31, 2003, our consolidated interest expense was $12,071,000 and $12,492,000, respectively. Our Senior Credit Facility provides for quarterly commitment reductions of $417,000 on October 31, 2004, January 31, 2005, April 30, 2005 and July 31, 2005. Therefore, a downturn in our business could limit our ability to make payments to satisfy our debt obligations. The following chart sets forth certain important information regarding our capitalization and is presented as of or for the fiscal years ended October 29, 2004 and October 31, 2003:

	October 29, 2004	October 31, 2003
Total indebtedness	$126,568,000	$122,561,000
Shareholder’s deficit	$(4,629,000)	$(2,798,000)
Total capitalization	$121,939,000	$119,763,000
Debt to total capitalization	104%	102%
Ratio of earnings to fixed charges (coverage deficiency)	$(1,849,000)	$(5,496,000)

Our indebtedness could:

•	Increase our vulnerability to general adverse economic conditions and the seasonality of the skiing and recreational industries;

•	Limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to payments on our existing indebtedness;

•	Limit our ability to obtain other financing to fund future working capital needs, acquisitions, capital expenditures and other general corporate requirements;

•	Limit our ability to take advantage of business opportunities as a result of various restrictive covenants in our principal debt agreements; and

•	Place us at a competitive disadvantage compared to our competitors that have less debt.

Our Senior Credit Facility matures on October 31, 2005 and our Senior Notes mature on March 15, 2007

Our Senior Credit Facility, which consists of a $25,000,000 Revolving Credit Facility and a $25,000,000 Term Facility, matures on October 31, 2005. Our Senior Notes in the amount of $80,175,000 mature on March 15, 2007. As a result, we have commenced the process of identifying possible refinancing alternatives to address the pending maturity of these obligations. We have received financing proposals from a number of financial institutions, including our existing lender under the Senior Credit Facility. We are currently in the process of evaluating the merits of the various proposals received to date. Once we have identified a viable refinancing alternative, we will need to negotiate the terms and conditions for applicable definitive financing agreements for the intended structure. Although we intend to aggressively pursue a comprehensive refinancing of the Company’s capital structure, no assurances can be given that any such financing would be available or on commercially reasonable terms.

Our Indenture and Senior Credit Facility restrict our operations.

As customary in similar agreements, the Indenture governing the Senior Notes and the agreements governing the Senior Credit Facility restrict our ability to, among other things:

•	Sell or transfer assets;

•	Incur additional indebtedness;

•	Make certain investments or acquisitions;

•	Make capital expenditures; and

•	Engage in certain transactions with affiliates.

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

Ski resort operations are highly seasonal. Over the last three fiscal years, we have realized an average of approximately 93% of our resort operations revenues and all of our resort operating income during our first and second fiscal quarters. Further, a significant portion of resort operations revenue was generated during the Christmas and Presidents’ Day vacation weeks and other winter holiday periods. In addition, our resorts typically experience operating losses and negative cash flows during our third and fourth fiscal quarters. During the third and fourth fiscal quarters in 2004, for example, we had resort operating losses aggregating approximately $21,800,000 and negative cash flow from resort operations aggregating approximately $8,900,000.

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

In addition, our rights to use various water sources on or about our properties may be also subject to significant restrictions or the rights of other riparian users and the public generally. For example, Waterville Valley’s snowmaking equipment is presently dependent on a single source of water that is inconsistent during the winter months and Loon Mountain’s snowmaking operations and proposed expansion onto South Mountain have historically been the subject of litigation and regulatory proceedings. Any additional restrictions or negative determinations in this area could have a material adverse effect on our business and operating results.

Revenues, operating income and cash flows from our real estate business are highly variable.

Historically, our real estate and other revenues have consisted primarily of sales of single family lots, development real estate and timber at Northstar and Loon Mountain. The revenues, operating income and cash flows of the real estate segment are highly variable. Revenues for the real estate and other segment were $10,033,000, $10,084,000 and $11,705,000 for the fiscal years ended October 29, 2004, October 31, 2003 and November 1, 2002, respectively.

Acts of terrorism could have an adverse effect on tourism and the availability of air travel and could decrease customer traffic to our resorts.

The effects of acts of terrorism on potential customers’ propensity to travel to our resorts is unclear. If these events were to depress the public’s propensity to take vacations requiring air travel, it could have an adverse effect on our results of operations. Our Northstar resort in particular is partially dependent on customers arriving by air transportation, and any significant disruption in the public’s willingness or ability to travel by air could adversely impact our results of operations.

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

Recent Trends and Outlook

Recent trends affecting the Company’s early season results for the 2004/05 ski season include the following:

•	The opening dates for the Company’s resorts for the 2004/05 and 2003/04 ski seasons were as follows:

	2004/05 Season	2003/04 Season
Northstar	November 20, 2004	November 22, 2003
Sierra	October 29, 2004	November 14, 2003
Waterville Valley	November 20, 2004	November 22, 2003
Mt. Cranmore	December 11, 2004	December 13, 2003
Loon Mountain	November 20, 2004	November 26, 2003
The Summit	January 1, 2005	November 29, 2003

•	A meaningful portion of the Company’s customer base is comprised of committed season pass holders. Through late January 2005, the Company’s 2004/05 season pass sales were generally consistent with the total level of season passes sold for the 2003/04 ski season.

•	Northstar opened on schedule for the 2004/05 season, and Sierra enjoyed the earliest opening in its history. Through late December 2004, combined skier visitation for the Company’s Lake Tahoe resorts exceeded visitation for the comparable periods during the past five seasons. However, the Lake Tahoe region experienced one of the heaviest storm cycles on record between December 28, 2004 and January 9, 2005, which significantly disrupted access and visitation to Lake Tahoe ski areas during the later portion of the Christmas/New Year’s holidays and the first weekend in January 2005. The Company believes that skier visitation in Lake Tahoe during this storm cycle was approximately 25% below prior season levels. Since the storms have cleared, Northstar and Sierra have enjoyed favorable conditions with snow pack well above average and strong customer demand. As a result of these factors, skier visitation and revenues for Northstar and Sierra are expected to be up moderately for the first quarter of fiscal 2005.

•	Weather and skiing conditions for the Company’s New Hampshire resorts for the first half of the 2004/05 season have been less than ideal, with limited natural snowfall, periods of warm weather and meaningful rainfall. Similarly, conditions for the first half of the 2003/04 season in the northeastern United States were relatively poor. As a result, skier visitation and revenues for the Company’s New Hampshire resorts for the first quarter of fiscal 2005 are expected to be generally consistent with the comparable quarter in fiscal 2004.

•	For the first half of the 2004/05 season, the Summit has experienced significantly below average natural snowfall and a number of heavy rain events. As a result, the resort opened on a limited basis on January 1, 2005, and has been temporarily closed for a number of days in mid to late January. Comparatively, conditions at the Summit during the early part of the 2003/04 season were generally favorable. Skier visitation and revenues for the Summit for the first fiscal quarter of 2005 have fallen sharply from the same period in fiscal 2004.

Forward-Looking Statements

Except for historical matters, the matters discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The reader can identify these statements by forward-looking words such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect the Company’s business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company’s actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:

•	Uncertainty as to future financial results,

•	The substantial leverage and liquidity constraints of the Company,

•	Uncertainty as to our ability to refinance the Company’s Senior Credit Facility and Senior Notes, which mature on October 31, 2005 and March 15, 2007, respectively,

•	Uncertainties associated with certain expected covenant compliance issues under the Senior Credit Facility for the first fiscal quarter of 2005,

•	Significant operating restrictions under the Company’s debt agreements,

•	The capital intensive nature of development of the Company’s ski resorts,

•	Uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements,

•	Uncertainties regarding the timing and success of our real estate development projects and their ultimate impact on our operating results,

•	Demand for and costs associated with real estate development,

•	The discretionary nature of consumers’ spending for skiing and resort real estate,

•	Regional and national economic conditions,

•	Weather conditions,

•	Negative demand for our services and products resulting from potential terrorism threats,

•	Availability and cost of commercial air service,

•	The threat, commencement or continuation of wars,

•	Availability and terms of insurance coverage, as well as increases in the cost of insurance coverage,

•	Natural disasters (such as earthquakes and floods),

•	Competition and pricing pressures,

•	Governmental regulation and litigation and other risks associated with expansion and development,

•	The adequacy of the water supplies at each of the Company’s resorts,

•	Availability of adequate energy supplies for the operation of the Company’s resorts, including snowmaking operations, and volatility in the prices charged for energy and fuel,

•	The occupancy of leased property and property used pursuant to the United States Forest Service permits, and

•	Other factors identified under “– Risk Factors” above.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk sensitive instruments do not subject the Company to material market risk exposures, except for risks related to interest rate fluctuations. As of October 29, 2004, the Company had debt outstanding (including borrowings under the Revolving Credit Facility) with a carrying value of $126,568,000, which approximated the fair value of such debt.

Fixed interest rate debt outstanding as of October 29, 2004, which excludes borrowings under the Senior Credit Facility, was $84,318,000, carried an average interest rate of approximately 12.3%, and matures as follows:

	Year Ending October
	2005	2006	2007	2008	Total
	(In thousands)
Senior Notes	$—	$—	$80,175	$—	$80,175
Other Debt	3,233	709	178	23	4,143

	$3,233	$709	$80,353	$23	$84,318

The amount of borrowings under the Revolving Credit Facility and Term Facility as of October 29, 2004 were $17,250,000 and $25,000,000, respectively. For purposes of calculating interest, borrowings under the Senior Credit Facility can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) Agent’s prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Borrowings outstanding under the Revolving Credit Facility and Term Facility as of October 29, 2004 bore interest at weighted average annual rates of 5.95% and 5.92%, respectively, pursuant to elections under both the base rate and LIBOR rate options.

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

A 100 basis point increase or decrease in interest rates would have an immaterial effect on the Company’s pretax earnings and cash flows.

For further information regarding the Company’s indebtedness, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the accompanying consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 15 of this Report under the caption “(a)1.” and follow Item 15. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

a)	The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial

Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”) as of the end of the period covered by this Report. Based upon the Evaluation, the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported as and when required. In addition, they concluded that there were no significant deficiencies or material weaknesses in the design or operation of internal controls which could significantly affect the Company’s ability to record, process, summarize and report financial information. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.

b)	There were no significant changes in the Company’s internal control over financial reporting during the quarterly period ended October 29, 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors, Executive Officers and Key Employees

The following table sets forth information with respect to the directors, executive officers and other key employees of the Company and Parent, of which the Company is a wholly-owned subsidiary.

Name	Age	Position
George N. Gillett, Jr.	66	Chairman of the Board of Directors; Chief Executive Officer, Assistant Secretary, and Director of the Company and Parent
Christopher P. Ryman	53	President, Chief Operating Officer and Assistant Secretary of the Company, and President and Assistant Secretary of Parent
Elizabeth J. Cole	44	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the Company and Parent
Timothy H. Beck	54	Executive Vice President, Planning of the Company
Brian J. Pope	42	Vice President of Accounting and Finance, Assistant Treasurer and Assistant Secretary of the Company, and Vice President and Assistant Secretary of Parent
David G. Corbin	52	Vice President of Resort Development of the Company
Ross D. Agre	36	Vice President and General Counsel and Secretary of the Company and Parent
Julianne Maurer	48	Vice President of Marketing and Sales of the Company
Susan L. Tjossem	51	Vice President Guest Experience and Product Development of the Company
Mark St. J. Petrozzi	45	Vice President of Risk Management of the Company
Laura B. Moriarty	49	Vice President of Human Resources of the Company
Heath R. Nielsen	37	Vice President of Commercial Properties and Operations of the Company
Gary M. Pelletier	43	Director of the Company and Parent
Scott A. McFetridge	44	Director of the Company and Parent
Dean C. Kehler	48	Director of the Company and Parent
Edward Levy	41	Director of the Company and Parent
Timothy Silva	53	General Manager – Northstar
John A. Rice	49	General Manager – Sierra
Thomas H. Day	50	General Manager – Waterville Valley
Benjamin E. Wilcox	40	General Manager – Mt. Cranmore
Rick F. Kelley	49	General Manager – Loon Mountain
Dan Brewster	44	General Manager – Summit

George N. Gillett, Jr. Mr. Gillett has been the Chairman of the Board of Directors of the Company since its formation in October 1996 and Chief Executive Officer since October 1997. Mr. Gillett has been Chairman, Chief Executive Officer and President since December 1999 of Booth Creek Management Corporation (formerly Booth Creek, Inc.), which oversees Mr. Gillett’s family business interests and provides certain management services to the Company. See Part III, Item 13. “Certain Relationships and Related Transactions – Management Agreement with

Booth Creek Management Corporation.” Since July 2001, Mr. Gillett has been Chairman of Club de Hockey Canadien, Inc., which owns and operates the Montreal Canadiens hockey team, and has been the managing general partner of the entity that owns and operates the Centre Bell stadium in Montreal. Mr. Gillett has been Chairman and Chief Executive Officer since June 2000 of GT Acquisition I, LLC, which acquired the Grand Targhee Ski and Summer Resort from the Company in 2000. In addition, Mr. Gillett has served in various capacities in several privately held companies engaged in the processing and marketing of meat and poultry products, including Chairman since September 2002 of Swift Foods Company, Vice Chairman since March 2002 of KDSB Holdings, LLC, Vice Chairman since January 2002 of BC Natural Foods, LLC, Chairman of Packerland Packing Company from August 1994 to July 2001 and Chairman of Corporate Brand Foods America, Inc. from January 1997 to February 2000. Mr. Gillett has also served as Chairman since May 1997 of Northland Holdings, Inc., a company engaged in fuel oil transportation and distribution, as Chairman and President since January 2001 of GNBC Holdings Corp., a producer of landscaping and gardening products, and as Manager since January 2003 of Spraddle Creek Auto Investment, LLC, a company in the retail automotive business. Mr. Gillett also serves as a director of CHC Helicopter Corporation and Vail Banks, Inc.

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

Laura B. Moriarty. Ms. Moriarty has held the position of Vice President of Human Resources of the Company since September 1997. Prior to this time, Ms. Moriarty was the Training Development Director at Harvey’s Resort Casino since October 1994.

Heath R. Nielsen. Mr. Nielsen joined the Company as Director of Commercial Operations in March 2004 and was promoted to Vice President of Commercial Properties and Operations in December 2004. Prior to this time, Mr. Nielsen served as Director of Stores and Business Operations and Senior Manager of Business Operations for Sony Corporation of America since March 1998.

Gary M. Pelletier. Mr. Pelletier has been a director of the Company since October 2001. Mr. Pelletier has been with John Hancock Life Insurance Company (“John Hancock”) since June 2001 and currently serves as a Managing Director with the Bond and Corporate Finance Group. Mr. Pelletier is responsible for a portfolio of investments specializing in media, entertainment and recreational related businesses, and has investment responsibilities with respect to Hancock Mezzanine Partners L.P., a shareholder of Parent. Prior to June 2001, Mr. Pelletier was employed by State Street Corporation since 1987, and most recently was in charge of Global Fixed Income Credit Research for State Street Global Advisors, the asset management arm of State Street Corporation.

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

Dean C. Kehler. Mr. Kehler has been a director of the Company since July 1999. Mr. Kehler is a Vice Chairman of CIBC World Markets Corp. (an affiliate of CIBC WG Argosy Merchant Fund 2, L.L.C. – the “CIBC Merchant Fund”), co-head of CIBC World Markets High Yield Merchant Banking Funds, and a member of CIBC World Markets Corp.’s Executive Board, U.S. Management Committee and Investment Committee, and has investment responsibilities with respect to the CIBC Merchant Fund and the Co-Investment Merchant Fund, LLC (the “Co-Investment Fund”). The CIBC Merchant Fund and the Co-Investment Fund are shareholders of Parent. Mr. Kehler is also a founder of Trimaran Capital Partners, a private asset management firm which manages private equity funds and a portfolio of structured investment funds. Prior to joining CIBC World Markets Corp., Mr. Kehler was a Managing Director of Argosy Group L.P., an investment banking firm, from February 1990 to August 1995. Mr. Kehler serves as a director of inviva, Inc. and PrimeCo Wireless Communications, LLC.

Edward Levy. Mr. Levy has been a director of the Company since July 1999. Mr. Levy has been a Managing Director of CIBC World Markets Corp. (an affiliate of CIBC Merchant Fund and the Co-Investment Fund) since August 1995, and co-head of CIBC World Markets Corp.’s Leveraged Finance Group since June 2001, and has investment responsibilities with respect to the CIBC Merchant Fund and the Co-Investment Fund. From February 1990 to August 1995, Mr. Levy was a Managing Director of Argosy Group, L.P., an investment banking firm. Mr. Levy is also a director of Norcross Safety Products.

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

Benjamin E. Wilcox. Mr. Wilcox became the General Manager of Mt. Cranmore in June 2004. Prior to this time, he served in various marketing and sales positions (most recently as Resort Marketing and Program Director) at the Mount Washington Hotel and Resorts and Bretton Woods ski area since October 1993.

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

Board of Directors

All directors of Booth Creek and Parent hold office until the respective annual meeting of stockholders next following their election, or until their successors are elected and qualified. On October 1, 2004, George N. Gillett, Jr., Gary M. Pelletier, Scott A. McFetridge, Dean C. Kehler and Edward Levy were re-elected to serve as members of the Board of Directors of Parent and the Company, and George N. Gillett, Jr. was re-appointed as Chairman of the Board of Directors of the Company. See Part III, Item 13. “Certain Relationships and Related Transactions – Stockholders Agreements.”

During the fiscal year ended October 29, 2004 and as of the date of this Report, neither the Board of Directors of Booth Creek nor Parent had any committees, including any audit committee. The Company is not an issuer as defined in the Sarbanes-Oxley Act of 2002 and it does not have a class of securities listed on any securities exchange. All decisions relating to the selection, compensation and oversight of the Company’s independent auditors are made by the Company’s Board of Directors. The functions of an audit committee are carried out by the full Board of Directors of the Company. We do not believe that any of the Company’s directors qualifies as an “audit committee financial expert.” As disclosed in this Report, Parent is the Company’s sole shareholder, and the Board of Directors of the Company and Parent are identical. The Board of Directors of Parent is determined pursuant to the provisions of a stockholders agreement. See Part III, Item 13. “Certain Relationships and Related Transactions – Stockholders Agreements.”

The Company believes that the members of the Company’s Board of Directors have demonstrated that they are capable of analyzing and evaluating the Company’s financial statements and understanding internal controls and procedures for financial reporting. In addition, the Company believes that retaining a director who would qualify as an “audit committee financial expert” would be costly and burdensome and is not warranted in the circumstances.

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

Compensation of Executive Officers

The following table sets forth the compensation paid by Booth Creek to (i) its Chairman of the Board and Chief Executive Officer and (ii) each of the four most highly compensated executive officers of the Company in fiscal 2004 (collectively, the “Named Executives”), for services rendered in all capacities to the Company during the periods indicated.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensa- tion
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (1)	Restricted Stock Awards ($) (2)	All Other Compensation ($)
George N. Gillett, Jr. Chairman of the Board, Chief Executive Officer and Director (3)	2004 2003 2002	— — —	— — —	— — —	— — —	— — —

Christopher P. Ryman President, Chief Operating Officer and Assistant Secretary	2004 2003 2002	400,000 400,000 335,000	50,000 — 175,000	— — —	— — —	20,239 20,436 16,425	(4) (5) (6)

Elizabeth J. Cole Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	2004 2003 2002	350,000 350,000 275,000	44,000 — 175,000	— — —	— — —	15,657 18,496 14,388	(7) (8) (9)

Timothy H. Beck Executive Vice President, Planning	2004 2003 2002	217,000 210,000 195,000	28,000 20,000 70,000	— — —	— — —	15,043 14,612 12,855	(10) (11) (12)

Brian J. Pope Vice President of Accounting and Finance, Assistant Treasurer, Assistant Secretary	2004 2003 2002	225,000 210,000 185,000	28,000 25,000 95,000	— — —	— — —	11,316 11,437 9,742	(13) (14) (15)

(1)	Each person’s other annual compensation is below the threshold required to be disclosed under the applicable rules of the Securities and Exchange Commission.

(2)	During fiscal 2001, Parent granted awards of restricted shares to the Named Executives pursuant to Parent’s 2001 Incentive Stock Plan. The total number of restricted shares held by the Named Executives and their aggregate market value as of October 29, 2004 were as follows: Christopher P. Ryman, 824 shares valued at $11,536; Elizabeth J. Cole, 824 shares valued at $11,536; Timothy H. Beck, 140 shares valued at $1,960; and Brian J. Pope, 200 shares valued at $2,800.

(3)	Mr. Gillett is the sole shareholder, sole director and Chief Executive Officer of Booth Creek Management Corporation which, pursuant to the Management Agreement (as defined below), provides the Company with management services. See Part III, Item 13. “Certain Relationships and Related Transactions – Management Agreement with Booth Creek Management Corporation.”

(4)	Consists of a 401(k) matching contribution of $11,522, term life insurance premiums of $3,076 and excess disability premiums of $5,641.

(5)	Consists of a 401(k) matching contribution of $12,347, term life insurance premiums of $2,949 and excess disability premiums of $5,140.

(6)	Consists of a 401(k) matching contribution of $9,742, term life insurance premiums of $1,463 and excess disability premiums of $5,220.

(7)	Consists of a 401(k) matching contribution of $10,473, term life insurance premiums of $2,095 and excess disability premiums of $3,089.

(8)	Consists of a 401(k) matching contribution of $11,898, term life insurance premiums of $3,615 and excess disability premiums of $2,983.

(9)	Consists of a 401(k) matching contribution of $8,427, term life insurance premiums of $3,615 and excess disability premiums of $2,346.

(10)	Consists of a 401(k) matching contribution of $8,738, term life insurance premiums of $1,765 and excess disability premiums of $4,540.

(11)	Consists of a 401(k) matching contribution of $8,715, term life insurance premiums of $1,765 and excess disability premiums of $4,132.

(12)	Consists of a 401(k) matching contribution of $7,202, term life insurance premiums of $1,765 and excess disability premiums of $3,888.

(13)	Consists of a 401(k) matching contribution of $9,245 and excess disability premiums of $2,071.

(14)	Consists of a 401(k) matching contribution of $9,534 and excess disability premiums of $1,903.

(15)	Consists of a 401(k) matching contribution of $7,814 and excess disability premiums of $1,928.

Parent 2001 Stock Incentive Plan

Parent has established the Booth Creek Ski Group, Inc. 2001 Stock Incentive Plan (the “Parent 2001 Stock Incentive Plan”), pursuant to which various forms of stock awards with respect to a maximum of 2,473 shares of Parent’s Class B Common Stock may be granted. Stock awards may be granted under the Parent 2001 Stock Incentive Plan to employees and independent contractors of Parent and Parent-controlled businesses, including the Company, at the discretion of the Board of Directors of Parent.

Under the Parent 2001 Stock Incentive Plan, Parent entered into restricted stock arrangements with Christopher P. Ryman, Elizabeth J. Cole, Timothy H. Beck and Brian J. Pope (each a “Holder”) which provided for the issuance of 824, 824, 140 and 200 restricted shares, respectively. Each Holder was vested with respect to 100% of the shares on November 1, 2003. Holders are entitled to receive dividends on restricted shares to the same extent as holders of unrestricted shares. Holders are also entitled to deferred compensation from Parent pursuant to a specified formula, which is paid upon sale of their shares or under certain other circumstances.

Employment and Other Agreements

Christopher P. Ryman

For the period from May 1, 2000 through October 31, 2003, the Company and Parent were parties to an employment agreement, as amended and restated, with Christopher P. Ryman, President and Chief Operating Officer of the Company and Parent. The Company, Parent and Mr. Ryman expect to enter into employment arrangements in substantially similar form to the prior employment agreement. Pending the renewal of his employment agreement, Mr. Ryman receives materially the same salary and benefits as provided under the prior employment agreement. However, there can be no assurance that the Company and Parent will enter into a new agreement with Mr. Ryman or on similar terms. Outlined below is a summary of the significant terms and conditions of Mr. Ryman’s employment.

For the fiscal year ended October 29, 2004, Mr. Ryman received a base salary of $400,000 from the Company, which is subject to annual review and increase as Mr. Ryman and the Company may agree. The Company’s Board of Directors establishes performance incentive goals for Mr. Ryman for each fiscal year, with a bonus target of 50% of his base salary if such goals are obtained. Mr. Ryman is also eligible for separate incentive compensation from Parent. Mr. Ryman is eligible to participate in the health, disability and retirement plans offered to executives of the Company, at participation levels and with benefits not less favorable than those provided to the plans’ respective highest ranking participants. In addition, Mr. Ryman receives certain supplemental disability and life insurance benefits. Mr. Ryman and a designee of his choice are eligible for certain membership benefits in clubs owned or controlled by the Company or its affiliates, or clubs in which the Company or its affiliates may have an interest. The Company is obligated to convey to Mr. Ryman a single family lot from two alternative sites at the Northstar resort. Further, the Company and Parent reimburse Mr. Ryman for all reasonable and necessary expenses incurred by him in the discharge of his duties and have agreed to indemnify him to the maximum extent permitted by Delaware law. In the event that the Company requires Mr. Ryman to relocate his residence, the Company and Mr. Ryman shall agree upon a reasonable relocation package.

Parent has issued to Mr. Ryman 824 shares of its Class B Common Stock in the form of restricted stock. The restricted stock is subject to a stockholders agreement. See Part III, Item 13. “Certain Relationships and Related Transactions – Stockholders Agreements.”

Elizabeth J. Cole

For the period from May 1, 2000 through October 31, 2003, the Company and Parent were parties to an employment agreement, as amended and restated, with Elizabeth J. Cole, Executive Vice President and Chief Financial Officer of the Company and Parent. The Company, Parent and Ms. Cole expect to enter into employment arrangements in substantially similar form to the prior employment agreement. Pending the renewal of her employment agreement, Ms. Cole receives materially the same salary and benefits as provided under the prior employment agreement. However, there can be no assurance that the Company and Parent will enter into a new agreement with Ms. Cole or on similar terms. Outlined below is a summary of the significant terms and conditions of Ms. Cole’s employment.

For the fiscal year ended October 29, 2004, Ms. Cole received a base salary of $350,000 from the Company, which is subject to annual review and increase as Ms. Cole and the Company may agree. The Company’s Board of Directors establishes performance incentive goals for Ms. Cole for each fiscal year, with a bonus target of 50% of her base salary if such goals are obtained. Ms. Cole is also eligible for separate incentive compensation from Parent. Ms. Cole is eligible to participate in the health, disability and retirement plans offered to executives of the Company, at participation levels and with benefits not less favorable than those provided to the plans’ respective highest ranking participants. In addition, Ms. Cole receives certain supplemental disability and life insurance benefits. Ms. Cole and a designee of her choice are eligible for certain membership benefits in clubs owned or controlled by the Company or its affiliates, or clubs in which the Company or its affiliates may have an interest. The Company is obligated to convey to Ms. Cole a single family lot from two alternative sites at the Northstar resort. Further, the Company and Parent reimburse Ms. Cole for all reasonable and necessary expenses incurred by her in the discharge of her duties and have agreed to indemnify her to the maximum extent permitted by Delaware law. In the event that the Company requires Ms. Cole to relocate her residence, the Company and Ms. Cole shall agree upon a reasonable relocation package.

Parent has issued to Ms. Cole 824 shares of its Class B Common Stock in the form of restricted stock. The restricted stock is subject to a stockholders agreement. See Part III, Item 13. “Certain Relationships and Related Transactions – Stockholders Agreements.”

Timothy H. Beck

For the period from July 1, 1997 through October 31, 2003, the Company was a party to an employment agreement, as amended, with Timothy H. Beck, Executive Vice President, Planning of the Company. The Company and Mr. Beck expect to enter into employment arrangements in substantially similar form to the prior employment agreement. Pending the renewal of his employment agreement, Mr. Beck receives materially the same salary and benefits as provided under the prior employment agreement. However, there can be no assurance that the Company will enter into a new agreement with Mr. Beck or on similar terms. Outlined below is a summary of the significant terms and conditions of Mr. Beck’s employment.

For the fiscal year ended October 29, 2004, Mr. Beck received a base salary of $217,000, which is subject to annual review and discretionary increase by the Company. Mr. Beck will also be entitled to receive an annual incentive bonus of up to 50% of his base salary based upon the Company’s attainment of certain targeted financial, business and personal goals. Mr. Beck is entitled to four weeks paid vacation per year and is eligible to participate in the health, disability, retirement, profit sharing, equity award and savings plans offered to other executives of the Company. Mr. Beck also has the right to purchase a single family lot at the Company’s basis from two alternative sites at the Northstar resort. The Company provides Mr. Beck with a $1,000,000 term life insurance policy, reimburses him for all reasonable and necessary expenses incurred by him in the discharge of his duties and indemnifies him to the maximum extent permitted by Delaware law. In the event that the Company requires Mr. Beck to relocate his residence to the community in which the Company’s executive offices are located, the Company shall reimburse Mr. Beck for certain costs related to such relocation.

Brian J. Pope

Through October 31, 2003, the Company, Parent and Mr. Pope were parties to a severance agreement that provided for the payment to Mr. Pope of severance pay equal to 12 months’ salary if his employment was terminated without cause. The Company, Parent and Mr. Pope expect to enter into a new severance arrangement in substantially similar form to the existing agreement. However, there can be no assurance that the Company and Parent will enter into a new agreement with Mr. Pope or on similar terms.

Compensation of Directors

No director of Booth Creek or Parent receives compensation for acting in such capacity.

Compensation Committee Interlocks and Insider Participation

The Company’s compensation policies are determined and executive officer compensation decisions are made by the Board of Directors, which currently consists of George N. Gillett, Jr., Gary M. Pelletier, Scott A. McFetridge, Dean C. Kehler and Edward Levy. Mr. Gillett is the Chief Executive Officer of the Company and is the sole shareholder, sole director and Chief Executive Officer of Booth Creek Management Corporation, which provides the Company with management services. See Part III, Item 13. “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The Company is a wholly-owned subsidiary of Parent. The following table sets forth information concerning the beneficial ownership of Parent’s Common Stock (including Class A Common Stock and Class B Common Stock) as of December 31, 2004 by (i) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock of Parent, (ii) by each director and Named Executive of the Company and (iii) all directors and executive officers of the Company as a group. Each share of Parent’s Class B Common Stock is non-voting (except with respect to certain amendments to the certificate of incorporation and bylaws of Parent and as otherwise required by the General Corporation Law of the State of Delaware) and is convertible into one share of voting Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. All shares are owned with sole voting and investment power, unless otherwise indicated.

The percentages of beneficial ownership in the accompanying table represents the relative interests assuming that only such individual holder’s respective Class B Common Stock or Warrants were converted with respect to the existing number of outstanding Class A or Class B shares.

	Parent’s Class A Common Stock Beneficially Owned			Parent’s Class B Common Stock Beneficially Owned
Beneficial Owner	Shares		%	Shares		%
Booth Creek Partners Limited II, L.L.L.P. 6755 Granite Creek Road Teton Village, Wyoming 83025	825.70	(1)	100%	182.90	(2)	2%

John Hancock Life Insurance Company John Hancock Place 200 Clarendon Street Boston, Massachusetts 02117	9,160.21	(3)	93%	9,160.21	(3)	64%

CIBC WG Argosy Merchant Fund 2, L.L.C. 425 Lexington Avenue, 3rd Floor New York, New York 10017	3,147.36	(4)	83%	3,147.36	(4)	26%

George N. Gillett, Jr. Chairman of the Board of the Company	825.70	(5)	100%	182.90	(5)	2%

Rose Gillett 6755 Granite Creek Road Teton Village, Wyoming 83025	825.70	(5)	100%	182.90	(5)	2%

Jeffrey J. Joyce 3330 Cumberland Blvd., Suite 500 Atlanta, Georgia 30339	96.42	(6)	15%	—		—

Hancock Mezzanine Partners L.P. John Hancock Place 200 Clarendon Street Boston, Massachusetts 02117	529.03	(7)	45%	529.03	(7)	5%

Co-Investment Merchant Fund, LLC 425 Lexington Ave., 3rd Floor New York, New York 10017	349.70	(8)	35%	349.70	(8)	3%

Gary M. Pelletier Director of the Company and Parent	9,689.24	(9)	94%	9,689.24	(9)	67%

Scott A. McFetridge Director of the Company and Parent	9,689.24	(10)	94%	9,689.24	(10)	67%

Dean C. Kehler Director of the Company and Parent	3,497.06	(11)	84%	3,497.06	(11)	28%

Edward Levy Director of the Company and Parent	3,497.06	(12)	84%	3,497.06	(12)	28%

Christopher P. Ryman President, Chief Operating Officer and Assistant Secretary of the Company; President and Assistant Secretary of Parent	824.00	(13)	56%	824.00	(13)	7%

Elizabeth J. Cole Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the Company and Parent	824.00	(14)	56%	824.00	(14)	7%

Timothy H. Beck Executive Vice President, Planning of the Company	140.00	(15)	18%	140.00	(15)	1%

Brian J. Pope Vice President of Accounting and Finance, Assistant Treasurer and Assistant Secretary of the Company; Vice President and Assistant Secretary of Parent	200.00	(16)	24%	200.00	(16)	2%

Total Executive Officers and Directors as a Group	16,000.00	(17)	100%	—		—

(1)

Comprised of 642.80 shares of Class A Common Stock of Parent and Warrants to purchase 182.90 shares of Class B Common Stock of Parent. Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent’s Class B Common Stock at an exercise price of $.01 per share.

(2)	Represents Warrants to purchase 182.90 shares of Class B Common Stock of Parent.

(3)	Comprised of 6,268.31 shares of Class B Common Stock of Parent and Warrants to purchase 2,891.90 shares of Class B Common Stock of Parent. Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent’s Class B Common Stock at an exercise price of $.01 per share.

(4)	Comprised of 2,227.92 shares of Class B Common Stock of Parent and Warrants to purchase 919.44 shares of Class B Common Stock of Parent. Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent’s Class B Common Stock at an exercise price of $.01 per share.

(5)	Booth Creek Partners Limited II, L.L.L.P. owns directly 642.80 shares of Class A Common Stock of Parent and Warrants to purchase 182.90 shares of Class B Common Stock of Parent. Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent’s Class B Common Stock at an exercise price of $.01 per share. George N. Gillett, Jr. is the managing general partner and Rose Gillett is a co-general partner of Booth Creek Partners Limited II, L.L.L.P. and each may be deemed to possess shared voting and/or investment power with respect to the interests held therein. Accordingly, the beneficial ownership of such interests may be attributed to George N. Gillett, Jr. and Rose Gillett. Rose Gillett is the wife of George N. Gillett, Jr.

(6)	Represents shares of Class A Common Stock of Parent that Mr. Joyce has an option to purchase from Booth Creek Partners Limited II, L.L.L.P. (the “Option”) pursuant to that certain Option Letter Agreement dated December 3, 1996, as amended. The Option is exercisable, in whole or in part, at any time on or prior to December 1, 2006 at an initial exercise price equal to $2,066.12 per share, which exercise price shall increase by $55.10 on each December 1. The shares subject to the Option and the per share exercise price are subject to adjustment under certain circumstances, and the obligation of Booth Creek Partners Limited II, L.L.L.P. to sell shares of Class A Common Stock of Parent upon exercise of the Option is subject to compliance with applicable securities laws.

(7)	Comprised of 364.73 shares of Class B Common Stock of Parent and Warrants to purchase 164.30 shares of Class B Common Stock of Parent. Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent’s Class B Common Stock at an exercise price of $.01 per share.

(8)	Comprised of 247.54 shares of Class B Common Stock of Parent and Warrants to purchase 102.16 shares of Class B Common Stock of Parent. Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent’s Class B Common Stock at an exercise price of $.01 per share.

(9)	Represents an aggregate of 6,633.04 shares of Class B Common Stock of Parent and Warrants to purchase 3,056.20 shares of Class B Common Stock of Parent held of record by John Hancock and Hancock Mezzanine Partners L.P. (the “Hancock Entities”). Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent’s Class B Common Stock at an exercise price of $.01 per share. Mr. Pelletier disclaims beneficial ownership of the securities held by the Hancock Entities.

(10)	Represents an aggregate of 6,633.04 shares of Class B Common Stock of Parent and Warrants to purchase 3,056.20 shares of Class B Common Stock of Parent held of record by the Hancock Entities. Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent’s Class B Common Stock at an exercise price of $.01 per share. Mr. McFetridge disclaims beneficial ownership of the securities held by the Hancock Entities.

(11)

Represents an aggregate of 2,475.46 shares of Class B Common Stock of Parent and Warrants to purchase 1,021.60 shares of Class B Common Stock of Parent held of record by CIBC WG Argosy Merchant Fund 2,

L.L.C. and Co-Investment Merchant Fund, L.L.C. (the “CIBC Entities”). Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent’s Class B Common Stock at an exercise price of $.01 per share. Mr. Kehler disclaims beneficial ownership of the securities held by the CIBC Entities.

(12)	Represents an aggregate of 2,475.46 shares of Class B Common Stock of Parent and Warrants to purchase 1,021.60 shares of Class B Common Stock of Parent held of record by the CIBC Entities. Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals. Each Warrant may be exercised for one share of Parent’s Class B Common Stock at an exercise price of $.01 per share. Mr. Levy disclaims beneficial ownership of the securities held by the CIBC Entities.

(13)	Represents 824.00 shares of restricted Class B Common Stock of Parent held by Mr. Ryman pursuant to his employment agreement. See Part III, Item II. “Executive Compensation – Employment and Other Agreements.” Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals.

(14)	Represents 824.00 shares of restricted Class B Common Stock of Parent held by Ms. Cole pursuant to her employment agreement. See Part III, Item II. “Executive Compensation – Employment and Other Agreements.” Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at any time, subject to applicable regulatory approvals.

(15)	Represents 140.00 shares of restricted Class B Common Stock of Parent held by Mr. Beck pursuant to that certain restricted stock agreement by and between Parent and Mr. Beck. See Part III, Item 11. “Executive Compensation – Parent 2001 Stock Incentive Plan.” Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at anytime, subject to applicable regulatory approvals.

(16)	Represents 200.00 shares of restricted Class B Common Stock of Parent held by Mr. Pope pursuant to that certain restricted stock agreement by and between Parent and Mr. Pope. See Part III, Item 11. “Executive Compensation – Parent 2001 Stock Incentive Plan.” Each share of Parent’s Class B Common Stock is convertible into one share of Class A Common Stock of Parent at anytime, subject to applicable regulatory approvals.

(17)	Represents (i) 642.80 shares of Class A Common Stock of Parent and Warrants to purchase 182.90 shares of Class B Common Stock of Parent owned by Booth Creek Partners Limited II, L.L.L.P., of which George N. Gillett, Jr. may be deemed to be the beneficial owner, (ii) 6,633.04 shares of Class B Common Stock of Parent and Warrants to purchase 3,056.20 shares of Class B Common Stock of Parent owned by the Hancock Entities, of which each of Gary M. Pelletier and Scott A. McFetridge may be deemed to be the beneficial owners as described in notes (9) and (10) above, (iii) 2,475.46 shares of Class B Common Stock of Parent and Warrants to purchase 1,021.60 shares of Class B Common Stock of Parent owned by the CIBC Entities, of which each of Dean C. Kehler and Edward Levy may be deemed to be the beneficial owners as described in notes (11) and (12) above, (iv) 824.00 shares of Class B Common Stock of Parent held by Christopher P. Ryman as described in note (13) above, (v) 824.00 shares of Class B Common Stock of Parent held by Elizabeth J. Cole as described in note (14) above, (vi) 140.00 shares of Class B Common Stock of Parent held by Timothy H. Beck as described in note (15) above, and (vii) 200.00 shares of Class B Common Stock of Parent held by Brian J. Pope as described in note (16) above.

Item 13.	Certain Relationships and Related Transactions

Securities Purchase Agreements

Since its formation in October 1996, the Company and Parent have each engaged in a series of transactions with the principal security holders of Parent for the purpose of raising capital to finance the acquisitions of the Company’s resorts and for general corporate purposes. In connection with these transactions, the principal security holders of Parent (comprised of Booth Creek Partners Limited II, L.L.L.P., the Hancock Entities and the CIBC Entities) and Parent have entered into Securities Purchase Agreements dated November 27, 1996, as amended and restated on February 26, 1998, September 14, 1998 and May 28, 2000 (the “Securities Purchase Agreements”).

Pursuant to the Securities Purchase Agreements, Parent has issued shares of Class A and Class B Common Stock, warrants to purchase Class B Common Stock (the “Warrants”) and Parent Notes. The Parent Notes mature on November 27, 2008 and bear interest at 12% per annum, if paid in cash, or 14% per annum, if paid in kind, payable semi-annually on each May 27 and November 27. George N. Gillett, Jr. and his affiliates own 100% of the outstanding Class A Common Stock. A copy of the Securities Purchase Agreement dated as of May 28, 2000 is incorporated herein by reference as Exhibit 4.6 of this Report.

The Securities Purchase Agreements, which govern the Parent Notes, contain restrictive covenants pertaining to the management and operation of Parent and its subsidiaries, including the Company. The covenants include, among others, significant limitations on funded debt and current debt, dividends and other stock payments, redemption, retirement, purchase or acquisition of equity interests in Parent and its subsidiaries, transactions with affiliates, investments, liens, issuances of stock, asset sales, acquisitions, mergers, fundamental corporate changes, tax consolidation, modifications of certain documents and leases. The Securities Purchase Agreements further required that all of the issued and outstanding common stock of the Company be pledged to secure the Parent Notes, and provide that Parent shall cause the Company to pay cash dividends to Parent in the maximum amount permitted by law, subject to restrictions contained in the Company’s debt agreements, in order to satisfy Parent’s interest payment obligations under the Parent Notes.

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

Stockholders Agreements

In connection with the Securities Purchase Agreements described above, Parent, Booth Creek Partners Limited II, L.L.L.P., John Hancock, Hancock Mezzanine Partners L.P., the CIBC Merchant Fund and Co-Investment Fund have entered into the Stockholders Agreement dated November 27, 1996, as amended and restated on February 26, 1998, August 5, 1998 and May 28, 2000 (the “Stockholders Agreement”). A copy of the Stockholders Agreement dated as of May 28, 2000 is incorporated herein by reference as a component of Exhibit 4.6 of this Report.

Pursuant to the Stockholders Agreement, the Board of Directors of Parent shall consist of three individuals selected by Booth Creek Partners Limited II, L.L.L.P. and two individuals designated by John Hancock. The Board of Directors of Parent and the Company currently consists of George N. Gillett, Jr., Dean C. Kehler, Edward Levy, Gary M. Pelletier and Scott A. McFetridge. See Part III, Item 10. “Directors and Executive Officers of the Registrant – Board of Directors.” Without the consent of owners of 75% or more of Parent’s equity securities (the “Required Owners”), neither Parent nor any subsidiary of Parent, including the Company, may issue any equity securities except for certain enumerated permitted issuances. With respect to issuance of equity securities of Parent requiring the approval of the Required Owners, the Required Owners also are entitled to certain preemptive rights. In addition, the Stockholders Agreement provides that neither Parent nor any of its subsidiaries, including the Company, may acquire any assets or business from any other person (other than inventory and equipment in the ordinary course of business), or sell or otherwise dispose of all or substantially all of the assets of any resort or the stock of any subsidiary, without the consent of the Required Owners.

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

In connection with the issuance of restricted stock to Christopher P. Ryman, Elizabeth J. Cole, Timothy H. Beck and Brian J. Pope, these individuals entered into a separate stockholders agreement with the Institutional Investors, which generally provides for certain co-sale and registration rights for the executives and drag-along rights for the Institutional Investors. See Part III, Item 11. “Executive Compensation – Parent 2001 Stock Incentive Plan.”

Sales of Real Estate to Trimont Land Holdings, Inc. and Related Transactions

On September 22, 2000, Trimont Land Company (“TLC”), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, and Trimont Land Holdings, Inc. (“TLH”), a wholly-owned subsidiary of Parent and an affiliate of the Company, entered into an Agreement for Purchase and Sale of Real Property (the “Northstar Real Estate Agreement”) pursuant to which TLC agreed to sell to TLH certain development real estate consisting of approximately 550 acres of land located at Northstar (the “Development Real Estate”) for a total purchase price of $27,600,000, of which 85% was payable in cash and 15% was payable in the form of convertible secured subordinated promissory notes. The purchase price was based on an appraisal obtained from an independent third party appraiser. Concurrently therewith, TLC and TLH consummated the sale of the initial land parcels contemplated by the Northstar Real Estate Agreement, and TLC transferred the bulk of the Development Real Estate to TLH for a total purchase price of $21,000,000, of which $17,850,000, or 85%, was paid in cash and $3,150,000, or 15%, was paid in the form of a convertible secured subordinated promissory note (the “Convertible Secured Note”). The Convertible Secured Note is subordinated to other indebtedness of TLH, including amounts owed to John Hancock, an affiliate of the Company.

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

During the fiscal year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represented the cash portion of the $6,600,000 purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment had been deferred as a deposit liability as of October 31, 2003 pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement. In December 2003, TLC completed the subdivision of the remaining Development Real Estate and transferred such real estate to TLH. Accordingly, TLC relieved the existing $5,610,000 deposit liability and recognized real estate revenues of $5,610,000 for this transaction during the fiscal year ended October 29, 2004. Additionally, the Convertible Secured Note has been increased by $990,000 for the 15% noncash portion of the consideration for the remaining Development Real Estate.

As part of the East West Joint Venture’s development activities within the village at Northstar, certain existing facilities of TLC were dismantled during the year ended October 29, 2004 in order to permit the construction of the planned village expansion. The East West Joint Venture is obligated to provide TLC with replacement space for the facilities which were dismantled. As this transaction constitutes an exchange of a productive asset not held for sale in the ordinary course of business for an equivalent interest in a similar productive asset, no gain or loss was recognized for this exchange. Under generally accepted accounting principles, the carrying value of the existing facilities of $2,343,000 will become the accounting basis for the replacement space to be provided. The estimated fair value of the replacement space to be provided by the East West Joint Venture in 2005 is approximately $2,700,000. In addition, as of October 29, 2004, the Company had a receivable from the East West Joint Venture of $800,000 for certain reimbursable costs and expenses, which is expected to be collected in February 2005.

Management Agreement with Booth Creek Management Corporation

On May 26, 2000, the Company and Parent entered into an Amended and Restated Management Agreement (the “Management Agreement”) with Booth Creek Management Corporation (the “Management Company”) pursuant to which the Management Company agreed to provide Parent, Booth Creek and its subsidiaries with management advice with respect to, among other things, (i) formulation and implementation of financial, marketing and operating strategies, (ii) development of business plans and policies, (iii) corporate finance matters, including acquisitions, divestitures, debt and equity financings and capital expenditures, (iv) administrative and operating matters, including unified management of the Company’s ski resorts, (v) research, marketing and promotion, and (vi) other general business matters. George N. Gillett, Jr. is the sole shareholder, sole director and Chief Executive Officer of the Management Company. A copy of the Management Agreement has been filed as Exhibit 10.14 to this Report and is incorporated by reference herein.

Under the terms of the Management Agreement, Parent and the Company provide customary indemnification, reimburse certain costs and pay the Management Company an annual management fee of $100,000, plus a discretionary operating bonus. No operating bonus was paid for the fiscal year ended October 29, 2004.

To the fullest extent permitted by law, with certain limitations, the Management Company and any officer, director, employee, agent or attorney of the Management Company (collectively, the “Indemnities”) shall not have any liability to Parent, Booth Creek or any of their subsidiaries for any loss, damage, cost or expense (including, without limitation, any court costs, attorneys’ fees and any special, indirect, consequential or punitive damages) allegedly arising out of the Management Company’s management services rendered to the Parent, Booth Creek or any of their subsidiaries or Indemnities’ acts, conduct or omissions in connection with the Management Company’s management services rendered to Booth Creek or any of their subsidiaries.

In addition, to the fullest extent permitted by law, each of Parent and Booth Creek indemnifies the Indemnitees and holds the Indemnitees harmless against any loss, damage, cost or expense (including, without limitation, court costs and reasonable attorneys’ fees) which the Indemnitees may sustain or incur by reason of any threatened, pending or completed investigation, action, claim, demand, suit, proceeding or recovery by any person (other than the Indemnitees) allegedly arising out of the Management Company’s management services rendered to the Parent, Booth Creek or any of their subsidiaries or the Indemnitees’ acts, conduct or omissions in connection with the Management Company’s management services rendered to the Parent, Booth Creek or any of their subsidiaries.

Item 14.	Principal Accounting Fees and Services

Audit Fees. Fees for audit services totaled $342,200 and $199,500 for the fiscal years ended October 29, 2004 and October 31, 2003, respectively, which included fees associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees. Fees for audit-related services totaled $10,500 and $10,000 for the fiscal years ended October 29, 2004 and October 31, 2003, respectively, and related to the audit of the Company’s 401(k) plan.

Tax Fees. Fees for tax compliance and advisory services were $262,688 and $9,425 for the fiscal years ended October 29, 2004 and October 31, 2003, respectively.

There were no other fees incurred by the Company during the fiscal years ended October 29, 2004 and October 31, 2003. The Company’s Board of Directors appoints the independent auditors and pre-approves the fee arrangements with respect to the annual audit, quarterly reviews of the Company’s Form 10-Q filings, audit of the Company’s 401(k) plan and tax compliance and advisory services and other services as required.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of This Report:

1.	Financial Statements:

The financial statements listed on page F-1 are filed as part of this Report.

2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

3.	List of Exhibits:

†2.1	Agreement and Plan of Merger dated as of September 18, 1997 by and among Booth Creek Ski Group, Inc., LMRC Acquisition Corp. and Loon Mountain Recreation Corporation.

†2.2	First Amendment to Merger Agreement, dated December 22, 1997, by and among Booth Creek Ski Group, Inc., LMRC Acquisition Corp. and Loon Mountain Recreation Corporation.

*3.1	Certificate of Incorporation of Booth Creek Ski Holdings, Inc.

*3.2	Bylaws of Booth Creek Ski Holdings, Inc.

*3.3	Restated Articles of Incorporation of Trimont Land Company.

*3.4	Bylaws of Trimont Land Company.

*3.5	Certificate of Incorporation of Sierra-at-Tahoe, Inc.

*3.6	Bylaws of Sierra-at-Tahoe, Inc.

*3.7	Certificate of Incorporation of Booth Creek Ski Acquisition Corp.

*3.8	Bylaws of Booth Creek Ski Acquisition Corp.

*3.9	Amended and Restated Certificate of Incorporation of Waterville Valley Ski Resort, Inc.

*3.10	Bylaws of Waterville Valley Ski Resort, Inc.

*3.11	Amended and Restated Certificate of Incorporation of Mount Cranmore Ski Resort, Inc.

*3.12	Bylaws of Mount Cranmore Ski Resort, Inc.

*3.13	Amended and Restated Articles of Incorporation of Ski Lifts, Inc.

*3.14	Bylaws of Ski Lifts, Inc.

**3.15	Articles of Incorporation of LMRC Holding Corp.

**3.16	Amended and Restated Articles of Incorporation of Loon Mountain Recreation Corporation.

**3.17	Amended and Restated Bylaws of Loon Mountain Recreation Corporation.

**3.18	Amended and Restated Articles of Incorporation of Loon Realty Corp.

**3.19	Amended and Restated Bylaws of Loon Realty Corp.

**3.20	Bylaws of LMRC Holding Corp.

*4.1	Indenture dated as of March 18, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee (including the form of 12.5% Senior Note due 2007 and the form of Guarantee).

*4.2	Supplemental Indenture No. 1 to Indenture dated as of April 25, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, HSBC Bank USA, as Trustee.

†4.3	Supplemental Indenture No. 2 to Indenture dated as of February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee.

†4.4	Supplemental Indenture No. 3 to Indenture dated as of February 26, 1998, by and among Booth Creek Ski Holdings, Inc., as Issuer, LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee.

††4.5	Supplemental Indenture No. 4 to Indenture dated as of October 8, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Booth Creek Ski Acquisition, Inc., and HSBC Bank USA, as Trustee.

##4.6	Second Amended and Restated Securities Purchase Agreement and certain related agreements dated as of May 28, 2000, among Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc., the Subsidiary Guarantors as defined therein and each of John Hancock Life Insurance Company, CIBC WG Argosy Merchant Fund 2, L.L.C., Hancock Mezzanine Partners, L.P., Co-Investment Merchant Fund, LLC and Booth Creek Partners Limited II, L.L.L.P.

####4.7	Stockholders Agreement dated January 22, 2002 among Christopher P. Ryman, Elizabeth J. Cole, Timothy H. Beck, Brian J. Pope, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., CIBC WG Argosy Merchant Fund 2, L.L.C., Co-Investment Merchant Fund, LLC and Booth Creek Ski Group, Inc.

@10.1	Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

@@@10.2	First Amendment dated October 10, 2002 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

&10.3	Waiver and Amendment dated March 14, 2003 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

&&10.4	Third Amendment and Waiver dated June 13, 2003 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, and Fleet National Bank, as Agent for the Lenders.

&&&10.5	Fourth Amendment and Waiver dated June 14, 2004 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, and Fleet National Bank, as Agent for the Lenders.

&&&&10.6	Fifth Amendment dated September 22, 2004 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, and U.S. Bank National Association, as Agent for the Lenders.

*10.7	Purchase and Sale Agreement dated as of August 30, 1996 by and between Waterville Valley Ski Area, Ltd., Cranmore, Inc., American Skiing Company and Booth Creek Ski Acquisition Corp.

*10.8	Stock Purchase and Indemnification Agreement dated as of November 26, 1996 among Booth Creek Ski Holdings, Inc., Fibreboard Corporation, Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc.

*10.9	Escrow Agreement dated December 3, 1996 by and among Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

*10.10	Stock Purchase Agreement dated as of February 21, 1997 by and between Booth Creek Ski Holdings, Inc., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund, and David R. Moffett, as representative.

*10.11	Preferred Stock Purchase Agreement dated as of February 21, 1997 by and between DRE, L.L.C., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and David R. Moffett, as representative.

#10.12	Asset Purchase Agreement dated as of March 21, 2000, as modified and amended, by and between Booth Creek Ski Holdings, Inc., a Delaware corporation, as Seller, and GT Acquisition I, LLC, a Delaware limited liability company, as Buyer.

###10.13	Agreement for Purchase and Sale of Real Property and certain related agreements dated September 22, 2000 between Trimont Land Company and Trimont Land Holdings, Inc.

##10.14	Amended and Restated Management Agreement dated as of May 26, 2000 by and between Booth Creek Ski Holdings, Inc. and Booth Creek Management Corporation.

*10.15	Ski Area Term Special Use Permit No. 4002/01 issued by the United States Forest Service to Waterville Valley Ski Resort, Inc.

*10.16	Ski Area Term Special Use Permit No. 4127/09 issued by the United States Forest Service to Ski Lifts, Inc.

*10.17	Annual Special Use Permit Nos. 4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

@@10.18	Ski Area Term Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

†††10.19	Ski Area Term Special Use Permit No. 4186 issued by the United States Forest Service to Sierra-at-Tahoe, Inc.

@@10.20	Stock Purchase Agreement dated July 22, 2002 among Bear Mountain Resort, Inc., Snow Summit Ski Corporation and Booth Creek Ski Holdings, Inc.

**10.21	Employment Agreement dated as of July 1, 1997, by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

####10.22	Amendment No. 1 to the Employment Agreement by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

####10.23	Amended and Restated Employment Agreement by and between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Christopher P. Ryman.

####10.24	Amended and Restated Employment Agreement by and between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Elizabeth J. Cole.

####10.25	Booth Creek Ski Group, Inc. 2001 Stock Incentive Plan.

####10.26	Restricted Stock Agreement by and between Booth Creek Ski Group, Inc. and Timothy H. Beck.

####10.27	Deferred Compensation Agreement by and between Booth Creek Ski Group, Inc. and Timothy H. Beck.

####10.28	Restricted Stock Agreement by and between Booth Creek Ski Group, Inc. and Brian J. Pope.

####10.29	Deferred Compensation Agreement by and between Booth Creek Ski Group, Inc. and Brian J. Pope.

####10.30	Severance Agreement by and between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Brian J. Pope.

&&&&&12.1	Statement of Ratio of Earnings to Fixed Charges.

@@@@14.1	Booth Creek Ski Holdings, Inc. Code of Business Conduct and Ethics adopted January 14, 2003.

@@@@21.1	Subsidiaries of the Registrant.

&&&&&31.1	Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to Securities and Exchange Commission (“SEC”) Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

&&&&&31.2	Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

&&&&&31.3	Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

&&&&&32.1	Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

&&&&&32.2	Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

&&&&&32.3	Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with Registration Statement on Form S-4 (Reg. No. 333-26091) and incorporated herein by reference.

**	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 30, 1998 and incorporated herein by reference.

†	Filed with the Company’s Current Report on Form 8-K dated February 26, 1998 and incorporated herein by reference.

††	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ended October 30, 1998 and incorporated herein by reference.

†††	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ended October 29, 1999 and incorporated herein by reference.

#	Filed with the Company’s Current Report on Form 8-K dated March 21, 2000 and incorporated herein by reference.

##	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended July 28, 2000 and incorporated herein by reference.

###	Filed with the Company’s Current Report on Form 8-K dated September 22, 2000 and incorporated herein by reference.

####	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ended November 2, 2001 and incorporated herein by reference.

@	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended February 1, 2002 and incorporated herein by reference.

@@	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended August 2, 2002 and incorporated herein by reference.

@@@	Filed with the Company’s Current Report on Form 8-K dated October 10, 2002 and incorporated herein by reference.

@@@@	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ended November 1, 2002 and incorporated herein by reference.

&	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2003 and incorporated herein by reference.

&&	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended May 2, 2003 and incorporated herein by reference.

&&&	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 2004 and incorporated herein by reference.

&&&&	Filed with the Company’s Current Report on Form 8-K dated September 22, 2004 and incorporated herein by reference.

&&&&&	Filed herewith as an Exhibit to this Form 10-K.

(b)	Exhibits: See (a)3 above for a listing of Exhibits filed as a part of this Report.

(c)	Additional Financial Statement Schedules: None.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Neither an annual report covering the Registrant’s last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOTH CREEK SKI HOLDINGS, INC. (Registrant)

Dated January 27, 2005

By:	/s/ CHRISTOPHER P. RYMAN
Christopher P. Ryman
President and Chief Operating Officer

By:	/s/ ELIZABETH J. COLE
Elizabeth J. Cole
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ BRIAN J. POPE
Brian J. Pope
Vice President of Accounting and Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE N. GILLETT, JR. George N. Gillett, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	January 27, 2005

/s/ GARY M. PELLETIER Gary M. Pelletier	Member of the Board of Directors	January 27, 2005

/s/ SCOTT A. McFETRIDGE Scott A. McFetridge	Member of the Board of Directors	January 27, 2005

/s/ DEAN C. KEHLER Dean C. Kehler	Member of the Board of Directors	January 27, 2005

/s/ EDWARD LEVY Edward Levy	Member of the Board of Directors	January 27, 2005

/s/ CHRISTOPHER P. RYMAN Christopher P. Ryman	President and Chief Operating Officer	January 27, 2005

/s/ ELIZABETH J. COLE Elizabeth J. Cole	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 27, 2005

/s/ BRIAN J. POPE Brian J. Pope	Vice President of Accounting and Finance (Principal Accounting Officer)	January 27, 2005

BOOTH CREEK SKI HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Booth Creek Ski Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Booth Creek Ski Holdings, Inc. as of October 29, 2004 and October 31, 2003, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for each of the three years in the period ended October 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booth Creek Ski Holdings, Inc. at October 29, 2004 and October 31, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 29, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Booth Creek Ski Holdings, Inc. adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on November 3, 2001.

/s/ ERNST & YOUNG LLP

Sacramento, California

December 17, 2004

BOOTH CREEK SKI HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	October 29, 2004	October 31, 2003
ASSETS
Current assets:
Cash	$846	$809
Accounts receivable, net of allowance of $39 and $47, respectively	1,951	1,827
Inventories	2,560	2,390
Prepaid expenses and other current assets	1,550	1,282

Total current assets	6,907	6,308
Property and equipment, net Real estate held for development and sale	111,219 6,089	110,683 6,627
Deferred financing costs, net of accumulated amortization of $6,430 and $5,235, respectively	2,510	2,769
Timber rights and other assets	5,802	5,541
Goodwill	22,938	22,938

Total assets	$155,465	$154,866

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Revolving credit facility	$17,250	$17,750
Current portion of long-term debt	28,233	6,429
Accounts payable and accrued liabilities	32,652	34,362

Total current liabilities	78,135	58,541
Long-term debt	81,085	98,382
Other long-term liabilities	874	741
Commitments and contingencies
Shareholder’s deficit:
Common stock, $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	72,000	72,000
Accumulated deficit	(76,629)	(74,798)

Total shareholder’s deficit	(4,629)	(2,798)

Total liabilities and shareholder’s deficit	$155,465	$154,866

See accompanying notes.

BOOTH CREEK SKI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended
	October 29, 2004	October 31, 2003	November 1, 2002
Revenue:
Resort operations	$105,377	$104,963	$108,827
Real estate and other (including revenues from related parties of $5,610, $646 and $11,300 for the years ended October 29, 2004, October 31, 2003 and November 1, 2002, respectively)	10,033	10,084	11,705

Total revenue	115,410	115,047	120,532
Operating expenses:
Cost of sales - resort operations	63,977	63,969	63,137
Cost of sales - real estate and other	2,861	5,444	2,920
Depreciation and depletion	13,944	15,766	17,094
Selling, general and administrative expense	23,191	22,063	22,614

Total operating expenses	103,973	107,242	105,765

Operating income	11,437	7,805	14,767
Other income (expense):
Interest expense	(12,071)	(12,492)	(15,281)
Amortization of deferred financing costs	(1,195)	(1,140)	(1,126)
Minority interest	—	—	(15)
Gain on early retirement of debt	—	506	2,761
Other expense	(2)	(40)	(90)

Other income (expense), net	(13,268)	(13,166)	(13,751)

Income (loss) from continuing operations before change in accounting principle	(1,831)	(5,361)	1,016
Discontinued operations:
Income from discontinued operations of Bear Mountain resort	—	—	549
Loss on sale of Bear Mountain resort	—	—	(3,235)

Loss on discontinued operations	—	—	(2,686)

Loss before change in accounting principle Change in accounting principle for goodwill	(1,831 —)	(5,361 —)	(1,670 (200	) )

Net loss	$(1,831)	$(5,361)	$(1,870)

See accompanying notes.

BOOTH CREEK SKI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

(In thousands, except shares)

			Additional Paid-in Capital
	Common Stock			Accumulated Deficit
	Shares	Amount			Total
Balance at November 2, 2001	1,000	$—	$72,000	$(67,567)	$4,433
Net loss	—	—	—	(1,870)	(1,870)

Balance at November 1, 2002	1,000	—	72,000	(69,437)	2,563
Net loss	—	—	—	(5,361)	(5,361)

Balance at October 31, 2003	1,000	—	72,000	(74,798)	(2,798)
Net loss	—	—	—	(1,831)	(1,831)

Balance at October 29, 2004	1,000	$—	$72,000	$(76,629)	$(4,629)

See accompanying notes.

BOOTH CREEK SKI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	October 29, 2004	October 31, 2003	November 1, 2002
Cash flows from operating activities:
Net loss	$(1,831)	$(5,361)	$(1,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	13,944	15,766	18,439
Asset impairment charge	—	350	—
Noncash cost of real estate sales	2,292	4,484	2,478
Amortization of deferred financing costs	1,195	1,140	1,126
Minority interest	—	—	15
Gain on early retirement of debt	—	(506)	(2,761)
Loss on sale of Bear Mountain resort	—	—	3,235
Change in accounting principle for goodwill	—	—	200
Changes in operating assets and liabilities, net of divestiture:
Accounts receivable	(124)	137	(188)
Insurance proceeds receivable	—	800	700
Inventories	(170)	(92)	(31)
Prepaid expenses and other current assets	(268)	143	186
Accounts payable and accrued liabilities	(1,710)	(3,162)	2,005
Other long-term liabilities	133	(15)	(11)

Net cash provided by operating activities	13,461	13,684	23,523
Cash flows from investing activities:
Capital expenditures for property and equipment	(11,013)	(6,445)	(11,638)
Capital expenditures for real estate held for development and sale	(1,754)	(2,745)	(1,224)
Proceeds on sale of Bear Mountain resort	—	—	11,954
Other assets	(357)	403	126

Net cash used in investing activities	(13,124)	(8,787)	(782)
Cash flows from financing activities:
Borrowings under revolving credit facility	38,045	60,595	27,880
Repayments under revolving credit facility	(38,545)	(44,090)	(44,263)
Proceeds of long-term debt	7,000	—	25,000
Principal payments of long-term debt	(5,864)	(21,071)	(27,949)
Deferred financing costs	(936)	(186)	(2,052)
Purchase of preferred stock of subsidiary and payment of dividends	—	—	(1,151)

Net cash used in financing activities	(300)	(4,752)	(22,535)

Increase in cash	37	145	206
Cash at beginning of year	809	664	458

Cash at end of year	$846	$809	$664

See accompanying notes.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2004

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Booth Creek Ski Holdings, Inc. (“Booth Creek”) was organized on October 8, 1996 in the State of Delaware for the purpose of acquiring and operating various ski resorts, including Northstar-at-Tahoe (“Northstar”), Sierra-at-Tahoe (“Sierra”), Waterville Valley, Mt. Cranmore, Loon Mountain and the Summit at Snoqualmie (the “Summit”). Booth Creek also conducts certain real estate development activities, primarily at Northstar and Loon Mountain. Booth Creek sold the Bear Mountain ski resort (“Bear Mountain”) on October 10, 2002. The operating results of Bear Mountain have been reflected as discontinued operations in the accompanying statement of operations for the year ended November 1, 2002.

The consolidated financial statements include the accounts of Booth Creek and its subsidiaries (collectively referred to as the “Company”), all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.

Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. (“Parent”).

Reporting Periods

The Company’s fiscal year ends on the Friday closest to October 31 of each year. Fiscal 2004, 2003 and 2002 were 52 week years.

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

Cash

Included in cash at October 29, 2004 and October 31, 2003 is restricted cash of $352,000 and $420,000, respectively, relating to advance deposits and rental fees due to property owners for lodging and property rentals.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies – (Continued)

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	October 29, 2004	October 31, 2003
	(In thousands)
Retail products	$1,776	$1,581
Supplies	580	625
Food and beverage	204	184

	$2,560	$2,390

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on the straight-line method based upon the estimated service lives or capital lease terms, which are as follows:

Land improvements	20 years
Buildings and improvements	20 years
Lift equipment	15 years
Other machinery and equipment	3 to 15 years

Amortization of assets recorded under capital leases is included in depreciation expense.

Real Estate Activities

The Company capitalizes as real estate held for development and sale the original acquisition cost, direct construction and development costs, and other related costs. Property taxes, insurance and interest incurred on costs related to real estate under development are capitalized during periods in which activities necessary to prepare the property for its intended use are in progress. Land costs and other common costs incurred prior to construction are allocated to each land parcel benefited. Construction-related costs are allocated to individual units in each development phase using the relative sales value method. Selling expenses are charged against income in the period incurred. Interest capitalized on real estate development projects for the years ended October 29, 2004, October 31, 2003 and November 1, 2002 was $18,000, $135,000 and $30,000, respectively.

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

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies – (Continued)

Long-Lived Assets

The Company evaluates potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). During the year ended October 31, 2003, the Company recognized a non-cash impairment charge of $350,000 for certain capitalized planning and design costs that were impaired. The $350,000 asset impairment charge is included in cost of sales—resort operations in the accompanying statement of operations for the year ended October 31, 2003. As of October 29, 2004 and October 31, 2003, the Company believes that there has not been any impairment of its other long-lived assets.

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company adopted SFAS No. 142 effective as of November 3, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the pronouncement. In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test for recorded goodwill as of November 3, 2001 for each reporting unit. Based on the transitional impairment test, the Company wrote down goodwill by $200,000 for one reporting unit, which has been reflected as the cumulative effect of a change in accounting principle in the accompanying statement of operations for the year ended November 1, 2002.

Pursuant to the requirements of SFAS No. 142, the Company performs annual impairment tests for recorded goodwill. Based on the Company’s annual impairment tests, the Company did not identify any impairment of goodwill as of October 29, 2004 and October 31, 2003.

Fair Value of Financial Instruments

The fair value of amounts outstanding under the Company’s Senior Credit Facility approximates book value, as the interest rate on such debt generally varies with changes in market interest rates. The fair value of the Company’s 12.5% senior notes due March 15, 2007 (the “Senior Notes”) was approximately $80,000,000 at October 29, 2004 and October 31, 2003, which was based on the quoted market price of such debt.

Revenue Recognition – Resort Operations

Revenues from resort operations are generated from a wide variety of sources, including lift ticket sales, snow school lessons, equipment rentals, retail product sales, food and beverage operations, lodging and property management services and other recreational activities. Revenues from resort operations are recognized in accordance with Staff Accounting Bulletin No. 104 (“SAB No. 104”). The requirements of SAB No. 104 are generally met as services are provided and products are sold and collectibility is assured. Sales of season passes are initially deferred in unearned revenue and recognized ratably over the expected ski season.

Contingencies and Related Accrual Estimates

The Company’s operations are affected by various contingencies, including commercial litigation, personal injury claims relating principally to snow sports activities, self-insured workers’ compensation matters and self-insured employee health and welfare arrangements. The Company performs periodic evaluations of these contingencies, and based on information provided by third-party claims administrators and other pertinent information, provides accruals for its best estimate of the eventual outcome of these matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” These estimated liabilities are reviewed and appropriately adjusted as the facts and circumstances related to these contingencies change.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies – (Continued)

Amortization

Deferred financing costs are being amortized over the estimated lives of the related obligations using the effective interest method.

Advertising Costs

The production cost of advertisements is expensed when the advertisement is initially released. The cost of professional services for advertisements, sales campaigns and promotions is expensed when the services are rendered. The cost of brochures and other winter marketing collateral is expensed over the ski season. Advertising expenses for the years ended October 29, 2004, October 31, 2003 and November 1, 2002 were $3,501,000, $3,737,000 and $4,196,000, respectively.

Income Taxes

Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company is included in the federal and state tax returns of Parent. The provision for federal and state income tax is computed as if the Company filed separate consolidated income tax returns.

Recently Adopted Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN No. 46”), which has been subsequently deferred and revised by the FASB on several dates. This interpretation addresses consolidation and reporting by business enterprises of variable interest entities (“VIEs”). VIEs are entities for which control is achieved through means other than voting rights. FIN No. 46, as revised, provided for various effective dates for adoption of the interpretation’s provisions depending upon the date of formation of the VIEs and their nature. The adoption of FIN No. 46 did not have any effect on the Company’s consolidated financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	Property and Equipment

Property and equipment consist of the following:

	October 29, 2004	October 31, 2003
	(In thousands)
Land and improvements	$32,699	$32,566
Buildings and improvements	50,866	49,298
Lift equipment	45,464	45,386
Other machinery and equipment	61,761	61,902
Construction in progress	18,216	10,576

	209,006	199,728
Less accumulated depreciation and amortization	97,787	89,045

	$111,219	$110,683

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	October 29, 2004	October 31, 2003
	(In thousands)
Accounts payable	$7,226	$3,816
Accrued compensation and benefits	3,279	2,951
Taxes other than income taxes	966	822
Unearned revenue and deposits – resort operations	14,602	14,739
Unearned deposits from related party – real estate operations	—	5,610
Interest	1,514	1,355
Other	5,065	5,069

	$32,652	$34,362

4.	Financing Arrangements

Senior Credit Facility

Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”). On September 22, 2004, the Company and its subsidiaries entered into the Fifth Amendment (the “Fifth Amendment”) to the Senior Credit Facility. In general, the Fifth Amendment resulted in the following principal modifications to the Senior Credit Facility: (i) an increase in the outstanding borrowings under the term loan facility (the “Term Facility”) from $18,000,000 to $25,000,000, (ii) a decrease in the quarterly commitment reductions under the Term Facility from the prior level of $1,000,000 per quarter to a level of $417,000 for each of the quarterly periods ending October 31, 2004, January 31, 2005, April 30, 2005 and July 31, 2005, (iii) modifications to certain of the financial covenants under the Senior Credit Facility, and (iv) certain other changes to the definitions, terms and conditions of the Senior Credit Facility. In connection with the Fifth Amendment, U.S. Bank National Association became the sole lender and administrative agent (“Agent”) under the Senior Credit Facility. The following is a summary of certain provisions of the Senior Credit Facility, as amended to date.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Financing Arrangements – (Continued)

General – The Senior Credit Facility provides for a revolving credit facility (the “Revolving Credit Facility”) with borrowing availability of up to $25,000,000, and a Term Facility with outstanding borrowings as of October 29, 2004 of $25,000,000. Borrowings under the Senior Credit Facility are collectively referred to herein as “Loans.”

Interest – For purposes of calculating interest, Loans can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) the Agent’s prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on Loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit Facility) for Loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility and Term Facility as of October 29, 2004 bore interest at weighted average annual rates of 5.95% and 5.92%, respectively, pursuant to elections under both the base rate and LIBOR rate options.

Repayment – Subject to the provisions of the Senior Credit Facility, the Company may, from time to time, borrow, repay and reborrow under the Revolving Credit Facility. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year. The Term Facility provides for quarterly commitment reductions of $417,000 on October 31, 2004, January 31, 2005, April 30, 2005 and July 31, 2005. In addition, the Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis from October 2, 2004. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on October 31, 2005, the maturity date of the Senior Credit Facility. Additionally, as noted below, the Company’s Senior Notes mature on March 15, 2007. The Company has commenced the process of identifying possible refinancing alternatives to address the pending maturity of these obligations. The Company has received financing proposals from a number of financial institutions, including the existing lender under the Senior Credit Facility. The Company is currently evaluating the merits of the various proposals received to date. Although the Company intends to aggressively pursue a comprehensive refinancing of its capital structure, no assurances can be given that any such financing would be available or on commercially reasonable terms.

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

Covenants – The Senior Credit Facility contains financial covenants relating to the maintenance of (a) minimum consolidated resort EBITDA (resort earnings before interest, taxes, depreciation and amortization, adjusted for certain items specified in the Senior Credit Facility) measured quarterly on a rolling four quarter basis (“Minimum Resort EBITDA”), (b) a minimum ratio of (y) consolidated EBITDA (earnings before interest, taxes, depreciation, depletion, amortization and noncash cost of real estate sales, adjusted for certain items specified in the Senior Credit Facility), less $4,000,000, less cash income taxes actually paid during the period to (z) consolidated debt service (the sum of interest, cash payments of principal made in respect of capitalized lease obligations and mandatory reductions under the Term Facility, adjusted for certain items specified in the Senior Credit Facility) measured quarterly on a rolling four quarter basis (the “Leverage Ratio”), and (c) a maximum adjusted consolidated leverage ratio (the ratio of secured indebtedness of the Company and its subsidiaries (with certain exceptions specified in the Senior Credit Facility) to the sum of the Company’s consolidated net worth, as adjusted pursuant to the Senior Credit Facility, and the aggregate principal amount of outstanding Senior Notes (“Adjusted Leverage Ratio”)).

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Financing Arrangements – (Continued)

The Company is required to have a Minimum Resort EBITDA of (i) $19,500,000 during each rolling four quarter period from October 29, 2004 through April 29, 2005, and (ii) $20,500,000 during each rolling four quarter period from April 30, 2005 and thereafter. It is also required to maintain (a) a minimum Leverage Ratio of (i) 1 to 1 through October 29, 2004, (ii) 1.1 to 1 from October 30, 2004 through July 29, 2005, and (iii) 1.3 to 1 thereafter and (b) a maximum Adjusted Leverage Ratio of .65 to 1.

The Senior Credit Facility also contains restrictive covenants pertaining to the management and operation of Booth Creek and its subsidiaries. The covenants include, among others, significant limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, capital expenditures, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, optional payments and modification of debt instruments and issuances of stock. The Company was in compliance with the covenants under the Senior Credit Facility as of October 29, 2004.

Due to weather challenges experienced at the Company’s Summit resort during the first half of the 2004/05 season, the Company believes that it will not achieve the Minimum Resort EBITDA and Leverage Ratio covenants under the Senior Credit Facility for the fiscal quarter ending January 28, 2005. The Company has initiated discussions with the Agent to obtain a waiver or other form of cure for the expected covenant breaches. Although the Agent under the Senior Credit Facility has historically granted waivers or other modifications to address past covenant compliance issues, no assurances can be given that the Company will be able to obtain an appropriate cure for the expected covenant breaches for the first fiscal quarter of 2005. Accordingly, in the accompanying consolidated balance sheet as of October 29, 2004, the Company has classified the scheduled amount due under the Term Facility on October 31, 2005 in the amount of $23,333,000 as a component of current portion of long-term debt.

The Company has entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 31, 2005, declining to $14,000,000 through October 31, 2005, the maturity date of these agreements. These interest rate cap agreements are designed to limit the Company’s exposure to the effects of rising interest rates with respect to borrowings outstanding under the Term Facility. The Company is entitled to receive floating rate payments from the counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%. These agreements are accounted for at their fair value, with fluctuations recorded through the statement of operations. As of October 29, 2004, the fair value of these agreements was not significant.

Senior Notes

As of October 29, 2004, the Company had outstanding $80,175,000 aggregate principal amount of its Senior Notes. The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at a current redemption price (expressed as a percentage of the principal amount redeemed) of 102.083%, declining to 100% as of March 15, 2005, plus, in each case, accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Financing Arrangements – (Continued)

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

Other Debt

During the year ended October 29, 2004, the Company entered into purchase commitments for the construction of detachable quad chairlifts at Northstar and Loon Mountain for a total cost of approximately $7,000,000. The Company also obtained a commitment to finance the lifts under operating lease arrangements. As of October 29, 2004, lift construction progress payments of $1,689,000 have been funded by the leasing company pursuant to interim financing arrangements entered into in contemplation of the intended operating lease financing. Under generally accepted accounting principles, the interim fundings have been reflected as a component of property and equipment and current portion of long-term debt in the accompanying consolidated balance sheet as of October 29, 2004. In December 2004, the capital expenditures and debt associated with the interim fundings were removed from the Company’s consolidated balance sheet in conjunction with the origination of the permanent operating lease financing transactions for the two lifts.

Other debt of $4,143,000 and $3,636,000 at October 29, 2004 and October 31, 2003, respectively, consists of various capital lease obligations, notes payable and amounts owed under interim financing arrangements for the lift projects at Northstar and Loon Mountain.

For the years ended October 29, 2004, October 31, 2003 and November 1, 2002, the Company entered into long-term debt and capital lease obligations of $3,371,000, $890,000 and $2,676,000, respectively, for the purchase of equipment.

During the years ended October 29, 2004, October 31, 2003 and November 1, 2002, the Company paid cash for interest costs of $11,912,000, $12,784,000 and $15,697,000, respectively, net of amounts capitalized of $18,000, $135,000 and $78,000, respectively.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Financing Arrangements – (Continued)

As of October 29, 2004, the maturities of long-term debt were as follows:

Year ending October	(In thousands)
2005	$28,233
2006	709
2007	80,353
2008	23

Total long-term debt	109,318

Less current portion	28,233

Long-term debt	$81,085

5.	Commitments and Contingencies

Lease Commitments

The Company leases certain machinery, equipment and facilities under operating leases. Aggregate future minimum lease payments as of October 29, 2004 were as follows:

Year ending October	(In thousands)
2005	$1,243
2006	582
2007	218
2008	116
2009	105
Thereafter	1,915

$4,179

In December 2004, the Company entered into two operating lease arrangements to finance lift projects at Northstar and Loon Mountain. The annual rental commitments under these leases is $1,142,000 through 2011.

Total rent expense for all operating leases amounted to $1,795,000, $1,669,000 and $2,378,000 for the years ended October 29, 2004, October 31, 2003 and November 1, 2002, respectively.

The Company leases certain machinery and equipment under capital leases. Aggregate future minimum lease payments as of October 29, 2004 for the years ending October 2005, October 2006, October 2007 and October 2008 were $1,617,000, $729,000, $179,000 and $24,000, respectively. The cost of equipment recorded under capital leases at October 29, 2004 and October 31, 2003 was $4,949,000 and $4,702,000, respectively, and the related accumulated depreciation at such dates was $2,852,000 and $2,502,000, respectively.

In addition, the Company leases property from the United States Forest Service under Term Special Use Permits for all or certain portions of the operations of Sierra, Waterville Valley, Loon Mountain and the Summit. These leases are effective through 2039, 2034, 2042 and 2032, respectively. Lease payments are based on a percentage of revenues, and were $1,117,000, $1,053,000 and $1,352,000 for the years ended October 29, 2004, October 31, 2003 and November 1, 2002, respectively.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Commitments and Contingencies – (Continued)

Other Commitments

Firm commitments for future capital expenditures, which include commitments resulting from firm purchase orders, contracts and other formal agreements, totaled approximately $6,600,000 at October 29, 2004.

In connection with certain single family real estate development projects at Northstar, self-insured workers’ compensation arrangements for the Summit and certain other aspects of its operations, the Company has arranged for surety bonds from third-party surety bonding companies or letters of credit from financial institutions. The aggregate amount of surety bonds and letters of credit in place at October 29, 2004 were approximately $1,950,000 and $614,000, respectively. Under the terms of the Senior Credit Facility, the letters of credit in the amount of $614,000 reduce the Company’s borrowing capacity under the Revolving Credit Facility.

Litigation

The nature of the ski industry includes the risk of skier injuries. Generally, the Company has insurance to cover potential claims; in some cases the amounts of the claims may be substantial. The Company is also involved in a number of other claims arising from its operations.

Management, in consultation with legal counsel, believes resolution of these claims will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Pledge of Stock

The stock of the Company is pledged to secure approximately $129,900,000 of indebtedness of Parent.

6.	Income Taxes

The difference between the statutory federal income tax rate and the effective tax rate is attributable to the following:

	Year Ended
	October 29, 2004	October 31, 2003	November 1, 2002
	(In thousands)
Tax benefit computed at federal statutory rate of 35% of pre-tax loss	$641	$1,876	$655
Net change in valuation allowance	(606)	(2,090)	(594)
Other, net	(35)	214	(61)

	$—	$—	$—

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Income Taxes – (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 29, 2004	October 31, 2003
	(In thousands)
Deferred tax assets:
Accruals	$1,067	$1,153
Alternative minimum tax credit carryforwards	352	352
Net operating loss carryforwards	43,361	36,678

Total deferred tax assets	44,780	38,183
Deferred tax liabilities:
Property and equipment	(16,919)	(11,513)
Goodwill	(1,680)	(1,095)

Total deferred tax liabilities	(18,599)	(12,608)

Net deferred tax assets	26,181	25,575
Valuation allowance	(26,181)	(25,575)

Net deferred tax assets reflected in the accompanying consolidated balance sheets	$—	$—

At October 29, 2004, the Company has net operating loss carryforwards of approximately $119,000,000 for federal income tax reporting purposes, which expire between 2012 and 2024.

7.	Real Estate Transactions

Sale of Unit 7 and 7A Developments to a Related Party

On November 17, 1999, Trimont Land Company (“TLC”), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, consummated the sale of certain single family development property underlying a portion of the Unit 7 and Unit 7A developments at Northstar to Trimont Land Holdings, Inc. (“TLH”), a wholly-owned subsidiary of Parent and an affiliate of the Company, for an aggregate sales price of $7,050,000, subject to adjustment as described below. The consideration paid to TLC consisted of $6,000,000 in cash and a promissory note (the “Unit 7 Note”) for $l,050,000, subject to adjustment. The Company obtained a fairness opinion for the transaction from an independent firm qualified in the subject matter of the transaction. In connection with the sale of development real estate on September 22, 2000 as described below, TLH’s interests in the Unit 7A lots were transferred back to TLC on September 22, 2000.

Under the terms of the Unit 7 Note, TLC was entitled to receive the greater of (a) $1,050,000 plus accrued interest at 7% per annum, or (b) the Net Cash Proceeds (as defined) derived from the resale of TLH’s lots within Unit 7. Pursuant to the terms of the sale, TLC retained the obligation to complete the scheduled construction of the Unit 7 development, which was substantially completed in November 2001. The Company recognized revenue and related costs of sales for these real estate transactions upon the close of escrow for lot sales between TLH and third party buyers, and had reflected the $6,000,000 in cash received as a deposit liability as of November 2, 2001.

During the year ended November 1, 2002, TLH consummated the sale of 25 Unit 7 lots for net proceeds of approximately $11,300,000. During the year ended October 31, 2003, TLH consummated the sale of the final lot within Unit 7 for net proceeds of $646,000. As the net proceeds of the 26 lot sales were more than the $6,000,000 in cash initially paid by TLH for the underlying real estate, additional cash proceeds of $5,300,000 and $646,000 were distributed to TLC during the years ended November 1, 2002 and October 31, 2003, respectively. In addition, the Company recognized as revenue the existing $6,000,000 deposit liability during the year ended November 1, 2002.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	Real Estate Transactions – (Continued)

Sale of Unit 7A Single Family Lots

In March 2003, TLC launched the sale of the Unit 7A subdivision at Northstar, which consists of 15 ski-in/ski-out single family lots. As of October 31, 2003, TLC closed escrow on 12 of the lots and recognized real estate revenues of $9,184,000 during the year ended October 31, 2003. TLC closed escrow on the three remaining lots in December 2003 for an aggregate sales price of $2,798,000, which is reflected as real estate revenues in the year ended October 29, 2004.

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

In accordance with accounting principles generally accepted in the United States for real estate transactions, during 2000 the Company recorded revenues for the sale of the initial land parcels to the extent of cash received by TLC. The Company will recognize revenues and profits on the portion of the sales price represented by the Convertible Secured Note as collections are made, and accordingly, has reflected deferred revenue as an offset to the Convertible Secured Note in the accompanying consolidated balance sheets as of October 29, 2004 and October 31, 2003. The Convertible Secured Note requires quarterly interest payments at the rate of 10% per annum if paid in cash, or 12% if paid in kind, and is due in full in September 2005. No interest is currently being accrued on the Convertible Secured Note, as such interest will be recognized as collections are made. The Convertible Secured Note is secured by TLH’s membership interest in a real estate joint venture (the “East West Joint Venture”) to which TLH is a party. The Convertible Secured Note is convertible at TLC’s option into 15% of TLH’s membership interest in the East West Joint Venture, which enables TLC to obtain, at TLC’s option, a profit participation in the Development Real Estate. The Company obtained an opinion from an independent firm qualified and experienced in the subject matter of the transaction that the terms of the sale of Development Real Estate were fair and reasonable to the Company and TLC and at least as favorable as the terms which could have been obtained in a comparable transaction made on an arms-length basis between unaffiliated parties.

During the year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represented the cash portion of the $6,600,000 purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment had been deferred as a deposit liability as of October 31, 2003 pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement. In December 2003, TLC completed the subdivision of the remaining Development Real Estate and transferred such real estate to TLH. Accordingly, TLC relieved the existing $5,610,000 deposit liability and recognized real estate revenues of $5,610,000 for this transaction during the year ended October 29, 2004. Additionally, the Convertible Secured Note has been increased by $990,000 for the 15% noncash portion of the consideration for the remaining Development Real Estate, which has been accounted for in the manner described above for the sale of the initial land parcels.

As part of the East West Joint Venture’s development activities within the village at Northstar, certain existing facilities of TLC were dismantled during the year ended October 29, 2004 in order to permit the construction of the planned village expansion. The East West Joint Venture is obligated to provide TLC with replacement space for the

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	Real Estate Transactions – (Continued)

facilities which were dismantled. As this transaction constitutes an exchange of a productive asset not held for sale in the ordinary course of business for an equivalent interest in a similar productive asset, no gain or loss was recognized for this exchange. Under generally accepted accounting principles, the carrying value of the existing facilities of $2,343,000 will become the accounting basis for the replacement space to be provided. The estimated fair value of the replacement space to be provided by the East West Joint Venture in 2005 is approximately $2,700,000. In addition, as of October 29, 2004, the Company had a receivable from the East West Joint Venture of $800,000 for certain reimbursable costs and expenses, which is expected to be collected in February 2005.

Sale of Non-strategic Development Parcels at Loon Mountain

During the year ended October 29, 2004, the Company sold certain non-strategic development parcels and single family lots at Loon Mountain in several transactions for an aggregate cash sales price of $1,436,000, which has been reflected as real estate revenues for the year ended October 29, 2004.

8.	Sale of Bear Mountain Resort

On October 10, 2002, the Company consummated the sale of all of the capital stock of Bear Mountain, Inc., the owner and operator of the Bear Mountain ski resort, to Snow Summit Ski Corporation for a purchase price of $12,000,000 in cash, subject to certain adjustments for working capital, assumed debt and allocations of off-season operating losses and capital expenditures. The purchase price was determined through arms-length negotiations. As a result of the disposition, the Company has reflected the historical operating results of Bear Mountain as discontinued operations in the accompanying consolidated statement of operations for the year ended November 1, 2002. Based on the terms of the transaction, the Company recognized a loss on the sale of $3,235,000 during the year ended November 1, 2002.

Summary operating results for Bear Mountain for the period indicated below, which have historically been included in the Company’s resort segment operating results, were as follows for the year ended November 1, 2002:

(In thousands)
Total revenue	$14,067
Total expenses	(13,518)

Total income from discontinued operations	$549

Bear Mountain generated income from operations before depreciation of $1,946,000 for the year ended November 1, 2002.

9.	Management Agreement with Related Party and Other Related Party Transactions

On May 26, 2000, the Company and Parent entered into an Amended and Restated Management Agreement (the “Management Agreement”) with Booth Creek Management Corporation (the “Management Company”) pursuant to which the Management Company agreed to provide Parent, Booth Creek and its subsidiaries with management advice with respect to, among other things, (i) formulation and implementation of financial, marketing and operating strategies, (ii) development of business plans and policies, (iii) corporate finance matters, including acquisitions, divestitures, debt and equity financings and capital expenditures, (iv) administrative and operating matters, including unified management of the Company’s ski resorts, (v) research, marketing and promotion, and (vi) other general business matters. The Company’s Chairman and Chief Executive Officer is the sole shareholder, sole director and Chief Executive Officer of the Management Company.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Management Agreement with Related Party and Other Related Party Transactions – (Continued)

Under the terms of the Management Agreement, Parent and the Company provide customary indemnification, reimburse certain costs and pay the Management Company an annual management fee of $100,000, plus a discretionary operating bonus. Management fees and reimbursable expenses incurred by the Company during the years ended October 29, 2004, October 31, 2003 and November 1, 2002 were $75,000 per year.

CIBC World Markets Corp., an affiliate of a significant shareholder of Parent, has provided financial and investment banking services to the Company from time to time, including in connection with the Company’s repurchase of its Senior Notes. The Company paid fees aggregating $100,000 to CIBC World Markets Corp. for such services during the year ended November 1, 2002.

10.	Employee Benefit Plan

The Company maintains a defined contribution retirement plan (the “Plan”), qualified under Section 401(k) of the Internal Revenue Code, for certain eligible employees. Pursuant to the Plan, eligible employees may contribute a portion of their compensation, subject to a maximum amount per year as specified by law. The Company provides a matching contribution based on specified percentages of amounts contributed by participants. The Company’s contribution expense for the years ended October 29, 2004, October 31, 2003 and November 1, 2002 was $661,000, $607,000 and $637,000, respectively.

11.	Business Segments

The Company currently operates in two business segments, resort operations and real estate and other. The Company’s resort operations segment is currently comprised of six ski resort complexes, which provide lift access, snow school lessons, retail, equipment rental, food and beverage offerings, lodging and property management services and ancillary products and services. The real estate and other segment is primarily engaged in the development and sale of real estate at Northstar and Loon Mountain and the harvesting of timber rights. Given the distinctive nature of their respective products, these segments are managed separately. Data by segment is as follows:

	Year Ended
	October 29, 2004	October 31, 2003	November 1, 2002
	(In thousands)
Revenue:
Resort operations	$105,377	$104,963	$108,827
Real estate and other	10,033	10,084	11,705

	$115,410	$115,047	$120,532

Operating income:
Resort operations	$5,403	$4,663	$7,398
Real estate and other	6,034	3,142	7,369

	$11,437	$7,805	$14,767

Depreciation, depletion, amortization and noncash cost of real estate sales:
Resort operations	$13,848	$15,639	$16,892
Real estate and other	2,388	4,611	2,680

	$16,236	$20,250	$19,572

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Business Segments – (Continued)

A reconciliation of combined operating income for resort operations and real estate and other to consolidated income (loss) from continuing operations before change in accounting principle is as follows:

	Year Ended
	October 29, 2004	October 31, 2003	November 1, 2002
Operating income for reportable segments	$11,437	$7,805	$14,767
Interest expense	(12,071)	(12,492)	(15,281)
Amortization of deferred financing costs	(1,195)	(1,140)	(1,126)
Minority interest	—	—	(15)
Gain on early retirement of debt	—	506	2,761
Other expense	(2)	(40)	(90)

Income (loss) from continuing operations before change in accounting principle	$(1,831)	$(5,361)	$1,016

Capital expenditures by segment, which include expenditures relating to Bear Mountain for the year ended November 1, 2002, and segment assets, were as follows:

	Year Ended
	October 29, 2004	October 31, 2003	November 1, 2002
	(In thousands)
Capital expenditures:
Resort operations	$11,013	$6,445	$11,638
Real estate and other	1,754	2,745	1,224

	$12,767	$9,190	$12,862

Segment assets:
Resort operations	$139,686	$138,522
Real estate and other	9,789	10,423
Corporate and other nonidentifiable assets	5,990	5,921

	$155,465	$154,866

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

†2.1	Agreement and Plan of Merger dated as of September 18, 1997 by and among Booth Creek Ski Group, Inc., LMRC Acquisition Corp. and Loon Mountain Recreation Corporation.

†2.2	First Amendment to Merger Agreement, dated December 22, 1997, by and among Booth Creek Ski Group, Inc., LMRC Acquisition Corp. and Loon Mountain Recreation Corporation.

*3.1	Certificate of Incorporation of Booth Creek Ski Holdings, Inc.

*3.2	Bylaws of Booth Creek Ski Holdings, Inc.

*3.3	Restated Articles of Incorporation of Trimont Land Company.

*3.4	Bylaws of Trimont Land Company.

*3.5	Certificate of Incorporation of Sierra-at-Tahoe, Inc.

*3.6	Bylaws of Sierra-at-Tahoe, Inc.

*3.7	Certificate of Incorporation of Booth Creek Ski Acquisition Corp.

*3.8	Bylaws of Booth Creek Ski Acquisition Corp.

*3.9	Amended and Restated Certificate of Incorporation of Waterville Valley Ski Resort, Inc.

*3.10	Bylaws of Waterville Valley Ski Resort, Inc.

*3.11	Amended and Restated Certificate of Incorporation of Mount Cranmore Ski Resort, Inc.

*3.12	Bylaws of Mount Cranmore Ski Resort, Inc.

*3.13	Amended and Restated Articles of Incorporation of Ski Lifts, Inc.

*3.14	Bylaws of Ski Lifts, Inc.

**3.15	Articles of Incorporation of LMRC Holding Corp.

**3.16	Amended and Restated Articles of Incorporation of Loon Mountain Recreation Corporation.

**3.17	Amended and Restated Bylaws of Loon Mountain Recreation Corporation.

**3.18	Amended and Restated Articles of Incorporation of Loon Realty Corp.

**3.19	Amended and Restated Bylaws of Loon Realty Corp.

**3.20	Bylaws of LMRC Holding Corp.

*4.1	Indenture dated as of March 18, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as

i

Subsidiary Guarantors, and HSBC Bank USA, as Trustee (including the form of 12.5% Senior Note due 2007 and the form of Guarantee).

*4.2	Supplemental Indenture No. 1 to Indenture dated as of April 25, 1997 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, HSBC Bank USA, as Trustee.

†4.3	Supplemental Indenture No. 2 to Indenture dated as of February 20, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Trimont Land Company, Sierra-at-Tahoe, Inc., Waterville Valley Ski Resort, Inc., Mount Cranmore Ski Resort, Inc., Booth Creek Ski Acquisition Corp. and Ski Lifts, Inc., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee.

†4.4	Supplemental Indenture No. 3 to Indenture dated as of February 26, 1998, by and among Booth Creek Ski Holdings, Inc., as Issuer, LMRC Holding Corp., Loon Mountain Recreation Corporation and Loon Realty Corp., as Subsidiary Guarantors, and HSBC Bank USA, as Trustee.

††4.5	Supplemental Indenture No. 4 to Indenture dated as of October 8, 1998 by and among Booth Creek Ski Holdings, Inc., as Issuer, Booth Creek Ski Acquisition, Inc., and HSBC Bank USA, as Trustee.

##4.6	Second Amended and Restated Securities Purchase Agreement and certain related agreements dated as of May 28, 2000, among Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc., the Subsidiary Guarantors as defined therein and each of John Hancock Life Insurance Company, CIBC WG Argosy Merchant Fund 2, L.L.C., Hancock Mezzanine Partners, L.P., Co-Investment Merchant Fund, LLC and Booth Creek Partners Limited II, L.L.L.P.

####4.7	Stockholders Agreement dated January 22, 2002 among Christopher P. Ryman, Elizabeth J. Cole, Timothy H. Beck, Brian J. Pope, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., CIBC WG Argosy Merchant Fund 2, L.L.C., Co-Investment Merchant Fund, LLC and Booth Creek Ski Group, Inc.

@10.1	Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

@@@10.2	First Amendment dated October 10, 2002 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

&10.3	Waiver and Amendment dated March 14, 2003 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and Fleet National Bank, as Agent for the Lenders.

&&10.4	Third Amendment and Waiver dated June 13, 2003 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, and Fleet National Bank, as Agent for the Lenders.

&&&10.5	Fourth Amendment and Waiver dated June 14, 2004 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, and Fleet National Bank, as Agent for the Lenders.

&&&&10.6	Fifth Amendment dated September 22, 2004 to Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, and U.S. Bank National Association, as Agent for the Lenders.

*10.7	Purchase and Sale Agreement dated as of August 30, 1996 by and between Waterville Valley Ski Area, Ltd., Cranmore, Inc., American Skiing Company and Booth Creek Ski Acquisition Corp.

*10.8	Stock Purchase and Indemnification Agreement dated as of November 26, 1996 among Booth Creek Ski Holdings, Inc., Fibreboard Corporation, Trimont Land Company, Sierra-at-Tahoe, Inc. and Bear Mountain, Inc.

*10.9	Escrow Agreement dated December 3, 1996 by and among Fibreboard Corporation, Booth Creek Ski Holdings, Inc. and First Trust of California.

*10.10	Stock Purchase Agreement dated as of February 21, 1997 by and between Booth Creek Ski Holdings, Inc., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund, and David R. Moffett, as representative.

*10.11	Preferred Stock Purchase Agreement dated as of February 21, 1997 by and between DRE, L.L.C., William W. Moffett, Jr., David R. Moffett, Laurie M. Padden, individually and as custodian for Christina Padden, Jennifer Padden and Mary M. Padden, Stephen R. Moffett, Katharine E. Moffett, Frances J. DeBruler, individually and as representative of the Estate of Jean S. DeBruler, Jr., deceased, and Peggy Westerlund and David R. Moffett, as representative.

#10.12	Asset Purchase Agreement dated as of March 21, 2000, as modified and amended, by and between Booth Creek Ski Holdings, Inc., a Delaware corporation, as Seller, and GT Acquisition I, LLC, a Delaware limited liability company, as Buyer.

###10.13	Agreement for Purchase and Sale of Real Property and certain related agreements dated September 22, 2000 between Trimont Land Company and Trimont Land Holdings, Inc.

##10.14	Amended and Restated Management Agreement dated as of May 26, 2000 by and between Booth Creek Ski Holdings, Inc. and Booth Creek Management Corporation.

*10.15	Ski Area Term Special Use Permit No. 4002/01 issued by the United States Forest Service to Waterville Valley Ski Resort, Inc.

*10.16	Ski Area Term Special Use Permit No. 4127/09 issued by the United States Forest Service to Ski Lifts, Inc.

*10.17	Annual Special Use Permit Nos. 4127/19 & 4127/19 issued by the United States Forest Service to Ski Lifts, Inc.

@@10.18	Ski Area Term Special Use Permit No. 4008/1 issued by the United States Forest Service to Loon Mountain Recreation Corporation.

†††10.19	Ski Area Term Special Use Permit No. 4186 issued by the United States Forest Service to Sierra-at-Tahoe, Inc.

@@10.20	Stock Purchase Agreement dated July 22, 2002 among Bear Mountain Resort, Inc., Snow Summit Ski Corporation and Booth Creek Ski Holdings, Inc.

**10.21	Employment Agreement dated as of July 1, 1997, by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

####10.22	Amendment No. 1 to the Employment Agreement by and between Booth Creek Ski Holdings, Inc. and Timothy H. Beck.

####10.23	Amended and Restated Employment Agreement by and between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Christopher P. Ryman.

####10.24	Amended and Restated Employment Agreement by and between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Elizabeth J. Cole.

####10.25	Booth Creek Ski Group, Inc. 2001 Stock Incentive Plan.

####10.26	Restricted Stock Agreement by and between Booth Creek Ski Group, Inc. and Timothy H. Beck.

####10.27	Deferred Compensation Agreement by and between Booth Creek Ski Group, Inc. and Timothy H. Beck.

####10.28	Restricted Stock Agreement by and between Booth Creek Ski Group, Inc. and Brian J. Pope.

####10.29	Deferred Compensation Agreement by and between Booth Creek Ski Group, Inc. and Brian J. Pope.

####10.30	Severance Agreement by and between Booth Creek Ski Group, Inc., Booth Creek Ski Holdings, Inc. and Brian J. Pope.

&&&&&12.1	Statement of Ratio of Earnings to Fixed Charges.

@@@@14.1	Booth Creek Ski Holdings, Inc. Code of Business Conduct and Ethics adopted January 14, 2003.

@@@@21.1	Subsidiaries of the Registrant.

&&&&&31.1	Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to Securities and Exchange Commission (“SEC”) Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

&&&&&31.2	Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

&&&&&31.3	Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

&&&&&32.1	Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

&&&&&32.2	Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

&&&&&32.3	Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with Registration Statement on Form S-4 (Reg. No. 333-26091) and incorporated herein by reference.

**	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 30, 1998 and incorporated herein by reference.

†	Filed with the Company’s Current Report on Form 8-K dated February 26, 1998 and incorporated herein by reference.

††	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ended October 30, 1998 and incorporated herein by reference.

†††	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ended October 29, 1999 and incorporated herein by reference.

#	Filed with the Company’s Current Report on Form 8-K dated March 21, 2000 and incorporated herein by reference.

##	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended July 28, 2000 and incorporated herein by reference.

###	Filed with the Company’s Current Report on Form 8-K dated September 22, 2000 and incorporated herein by reference.

####	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ended November 2, 2001 and incorporated herein by reference.

@	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended February 1, 2002 and incorporated herein by reference.

@@	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended August 2, 2002 and incorporated herein by reference.

@@@	Filed with the Company’s Current Report on Form 8-K dated October 10, 2002 and incorporated herein by reference.

@@@@	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ended November 1, 2002 and incorporated herein by reference.

&	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended January 31, 2003 and incorporated herein by reference.

&&	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended May 2, 2003 and incorporated herein by reference.

&&&	Filed with the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 2004 and incorporated herein by reference.

&&&&	Filed with the Company’s Current Report on Form 8-K dated September 22, 2004 and incorporated herein by reference.

&&&&&	Filed herewith as an Exhibit to this Form 10-K.

v