Form 10-Q
period 2005-01-28
BOOTH CREEK SKI HOLDINGS INC
filed 2005-03-18
CIK 1037253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of February 28, 2005, the number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, was 1,000 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOOTH CREEK SKI HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	January 28, 2005	October 29, 2004	January 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,052	$846	$3,526
Accounts receivable, net of allowance of $61, $39 and $56, respectively	3,495	1,951	2,885
Inventories	3,081	2,560	2,995
Prepaid expenses and other current assets	3,413	1,550	3,225

Total current assets	11,041	6,907	12,631

Property and equipment, net	109,407	111,219	109,921
Real estate held for development and sale	6,549	6,089	5,583
Deferred financing costs, net of accumulated amortization of $6,897, $6,430 and $5,515, respectively	2,061	2,510	2,489
Timber rights and other assets	5,727	5,802	5,404
Goodwill	22,938	22,938	22,938

Total assets	$157,723	$155,465	$158,966

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Revolving credit facility	$5,600	$17,250	$—
Current portion of long-term debt	25,764	28,233	6,641
Accounts payable and accrued liabilities	27,065	18,050	25,110
Unearned revenue and deposits - resort operations	19,093	14,602	16,904

Total current liabilities	77,522	78,135	48,655

Long-term debt	82,801	81,085	98,731

Other long-term liabilities	874	874	741

Commitments and contingencies

Shareholder’s equity (deficit):
Common stock, $.01 par value; 1,000 shares authorized, issued and outstanding	—	—	—
Additional paid-in capital	72,000	72,000	72,000
Accumulated deficit	(75,474)	(76,629)	(61,161)

Total shareholder’s equity (deficit)	(3,474)	(4,629)	10,839

Total liabilities and shareholder’s equity (deficit)	$157,723	$155,465	$158,966

See accompanying notes.

BOOTH CREEK SKI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended
	January 28, 2005	January 30, 2004
Revenue:
Resort operations	$42,777	$47,315
Real estate and other (including $5,610 in revenues with a related party in 2004)	—	8,498

Total revenue	42,777	55,813

Operating expenses:
Cost of sales - resort operations	26,646	26,273
Cost of sales - real estate and other	7	1,791
Depreciation	3,267	3,603
Selling, general and administrative expense	7,969	7,257

Total operating expenses	37,889	38,924

Operating income	4,888	16,889

Other income (expense):
Interest expense	(3,267)	(3,056)
Amortization of deferred financing costs	(467)	(280)
Other income	1	84

Other income (expense), net	(3,733)	(3,252)

Net income	$1,155	$13,637

See accompanying notes.

BOOTH CREEK SKI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	January 28, 2005	January 30, 2004
Cash flows from operating activities:
Net income	$1,155	$13,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,267	3,603
Noncash cost of real estate sales	—	1,590
Amortization of deferred financing costs	467	280
Changes in operating assets and liabilities:
Accounts receivable	(1,544)	(1,058)
Inventories	(521)	(605)
Prepaid expenses and other current assets	(1,863)	(1,943)
Accounts payable and accrued liabilities	9,015	5,487
Unearned revenue and deposits - resort operations	4,491	2,165

Net cash provided by operating activities	14,467	23,156

Cash flows from investing activities:
Capital expenditures for property and equipment	(96)	(1,625)
Capital expenditures for real estate held for development and sale	(460)	(546)
Other assets	75	137

Net cash used in investing activities	(481)	(2,034)

Cash flows from financing activities:
Borrowings under revolving credit facility	12,850	6,150
Repayments under revolving credit facility	(24,500)	(23,900)
Principal payments of long-term debt	(2,112)	(655)
Deferred financing costs	(18)	—

Net cash used in financing activities	(13,780)	(18,405)

Increase in cash and cash equivalents	206	2,717

Cash and cash equivalents at beginning of period	846	809

Cash and cash equivalents at end of period	$1,052	$3,526

See accompanying notes.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

January 28, 2005

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

Booth Creek is a wholly-owned subsidiary of Booth Creek Ski Group, Inc. (“Parent”).

The accompanying consolidated financial statements as of January 28, 2005 and January 30, 2004 and for the three month periods then ended are unaudited, but include all adjustments (consisting only of normal and recurring adjustments) which, in the opinion of management of the Company, are considered necessary for a fair presentation of the Company’s financial position at January 28, 2005 and January 30, 2004, and its operating results and cash flows for the three month periods then ended. Due to the highly seasonal nature of the Company’s business, the results for the interim periods are not indicative of results for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to generally accepted accounting principles applicable for interim periods. Management believes that the disclosures made are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2004.

The Company is currently undertaking a proposed refinancing of its Senior Credit Facility (as defined herein), which matures on May 31, 2005, as well as the outstanding indebtedness relating to its Senior Notes (as defined herein). See further discussion at Note 3.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 30, 2004, cash equivalents consisted of money market funds (none at January 28, 2005 and October 29, 2004).

Included in cash at January 28, 2005 is restricted cash of $460,000 relating to advance deposits and rental fees due to property owners for lodging and property rentals.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventories were as follows:

	January 28, 2005	October 29, 2004	January 30, 2004
	(In thousands)
Retail products	$1,796	$1,776	$1,644
Supplies	650	580	681
Food and beverage	635	204	670

	$3,081	$2,560	$2,995

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

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

2. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	January 28, 2005	October 29, 2004	January 30, 2004
	(In thousands)
Accounts payable	$9,376	$7,226	$8,172
Accrued compensation and benefits	4,408	3,279	3,974
Taxes other than income taxes	1,552	966	1,443
Interest	4,166	1,514	3,856
Other	7,563	5,065	7,665

	$27,065	$18,050	$25,110

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

3. Financing Arrangements

Senior Credit Facility

Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”). U.S. Bank National Association is the sole lender and administrative agent (“Agent”) under the Senior Credit Facility.

Due to extraordinary weather challenges experienced at the Company’s Summit resort during the first half of the 2004/05 season, the Company did not achieve the Minimum Resort EBITDA and Leverage Ratio covenants (as defined herein) under the Senior Credit Facility for the four quarter period ended January 28, 2005. Additionally, as a result of such weather challenges, the Company did not satisfy the Designated Cleanup Period (as defined herein) and certain related matters for 2005. On March 18, 2005, the Company obtained a waiver (the “Sixth Amendment”) from the lender and Agent under the Senior Credit Facility of any default or event of default arising as a result of these compliance matters. Further, in anticipation of the closing of the Proposed Facilities (as defined herein), the Company and the Agent have agreed to amend the Senior Credit Facility to (i) change the maturity date of the Senior Credit Facility from October 31, 2005 to May 31, 2005, (ii) reduce permitted borrowing availability under the revolving credit facility (the “Revolving Credit Facility”) from $25,000,000 to $18,000,000, (iii) limit capital spending from the date of the Sixth Amendment to the maturity date of the Senior Credit Facility to $3,000,000, and (iv) make certain other modifications to the definitions, terms and conditions of the Senior Credit Facility.

The following is a summary of certain provisions of the Senior Credit Facility, as amended to date.

General – The Senior Credit Facility provides for a Revolving Credit Facility with borrowing availability of up to $18,000,000 (of which $5,600,000 was outstanding as of January 28, 2005), and a term loan facility (the “Term Facility”) with outstanding borrowings as of January 28, 2005 of $24,583,000. Borrowings under the Senior Credit Facility are collectively referred to herein as “Loans.”

Interest – For purposes of calculating interest, Loans can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) Agent’s prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on Loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit Facility) for Loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility and Term Facility as of January 28, 2005 bore interest at an annual rate of 6.75% pursuant to elections under the base rate option.

Repayment – Subject to the provisions of the Senior Credit Facility, the Company may, from time to time, borrow, repay and reborrow under the Revolving Credit Facility. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year (the “Designated Cleanup Period”). The Term Facility provides for quarterly commitment reductions of $417,000 on January 31, 2005 and April 30, 2005. In addition, the Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis from October 2, 2004. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on May 31, 2005, the maturity date of the Senior Credit Facility. Additionally, the Company’s 12.5% senior notes (the “Senior Notes”) mature on March 15, 2007. The Company has commenced the process of obtaining new financing facilities to address the pending maturities of these obligations. The Company has selected a leading financial institution to act as the lead arranger for certain replacement facilities (the “Proposed Facilities”). The Company is in the process of negotiating the terms and conditions of the Proposed

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

3. Financing Arrangements - (Continued)

Facilities and has commenced discussions with potential lenders for participation in the Proposed Facilities. The proceeds of the Proposed Facilities would be used to refinance outstanding indebtedness under the Senior Credit Facility and Senior Notes and for other general corporate purposes, as well as to pay fees and expenses related to the transaction. The closing of the Proposed Facilities is subject to satisfactory documentation and other customary conditions for transactions of this nature. Although the Company intends to aggressively pursue the closing of the Proposed Facilities, no assurances can be given that the Proposed Facilities or any other replacement facilities will be entered into or that the Proposed Facilities or any such other replacement financing would be available or on commercially reasonable terms.

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

The Company is required to have a Minimum Resort EBITDA of $19,500,000 during each rolling four quarter period through April 29, 2005. It is also required to maintain (a) a minimum Leverage Ratio of 1.1 to 1 from October 30, 2004 through the term of the facility, and (b) a maximum Adjusted Leverage Ratio of .65 to 1.

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

The Company has entered into two interest rate cap agreements for an aggregate notional amount of $15,000,000 through July 31, 2005, declining to $14,000,000 through October 31, 2005. These interest rate cap agreements are designed to limit the Company’s exposure to the effects of rising interest rates with respect to borrowings outstanding under the Term Facility. The Company is entitled to receive floating rate payments from the

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

3. Financing Arrangements - (Continued)

counterparties to the interest rate cap agreements during those periods in which the three month LIBOR rate exceeds 6%. These agreements are accounted for at their fair value, with fluctuations recorded through the statement of operations. As of January 28, 2005, the fair value of these agreements was not significant.

Senior Notes

As of January 28, 2005, the Company had outstanding $80,175,000 aggregate principal amount of its Senior Notes. The Senior Notes mature on March 15, 2007, and bear interest at 12.5% per annum, payable semi-annually on March 15 and September 15. The Senior Notes are redeemable at the option of the Company, in whole or in part, at a current redemption price (expressed as a percentage of the principal amount redeemed) of 100%, plus accrued and unpaid interest to the redemption date. The Senior Notes are general senior unsecured obligations of the Company ranking equally in right of payment with all other existing and future senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company.

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

Other Debt and Commitments

During the year ended October 29, 2004, the Company entered into purchase commitments for the construction of detachable quad chairlifts at Northstar and Loon Mountain for a total cost of $7,109,000. The Company also obtained a commitment to finance the lifts under operating lease arrangements. During the year ended October 29, 2004 and the three months ended January 28, 2005, lift construction progress payments of $1,689,000 and $5,420,000, respectively, were funded by the leasing company pursuant to interim financing arrangements entered into in contemplation of the intended operating lease financing. Under generally accepted accounting principles, the

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

3. Financing Arrangements - (Continued)

interim fundings were initially reflected as a component of property and equipment and current portion of long-term debt in the Company’s consolidated balance sheets. In December 2004, the capital expenditures and debt associated with the interim fundings were removed from the Company’s consolidated balance sheet in conjunction with the origination of the permanent operating lease financing transactions for the two lifts.

During the three months ended January 28, 2005 and January 30, 2004, the Company entered into capital lease obligations of $3,048,000 and $1,216,000, respectively, for the purchase of equipment.

Commitments for future capital expenditures for property and equipment and real estate development were approximately $8,200,000 at January 28, 2005, which included a commitment of $5,750,000 for the purchase of certain commercial and skier services space at Northstar.

As of January 28, 2005, the maturities of long-term debt, including capital lease obligations, were as follows:

(In thousands)
Nine months ending October 2005	$25,513
Year ending October 2006	1,192
Year ending October 2007	81,205
Year ending October 2008	655

Total long-term debt	108,565

Less current portion	25,764

Long-term debt	$82,801

4. Income Taxes

At October 29, 2004 and October 31, 2003, the Company had estimated net operating loss carryforwards of approximately $119,000,000 and $100,000,000, respectively, for federal income tax reporting purposes, which expire between 2012 and 2024. The tax benefits of such net operating losses are fully offset by a valuation reserve. Based on the Company’s current tax attributes, no income tax provision or benefit is expected for the year ending October 28, 2005. Accordingly, during the three months ended January 28, 2005 and January 30, 2004, no income tax provision has been provided.

5. Real Estate Transactions

Sale of Unit 7A Single Family Lots

In March 2003, Trimont Land Company (“TLC”), the owner and operator of Northstar and a wholly-owned subsidiary of the Company, launched the sale of the Unit 7A subdivision at Northstar, which consists of 15 ski-in/ski-out single family lots. TLC closed escrow on the final three lots within the Unit 7A subdivision in December 2003 for an aggregate sales price of $2,798,000, which has been recognized as revenue from real estate operations in the accompanying statement of operations for the three months ended January 30, 2004.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

5. Real Estate Transactions - (Continued)

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

During the year ended November 1, 2002, TLH paid $5,610,000 to TLC, which represented the cash portion of the $6,600,000 purchase price for the remaining Development Real Estate subject to the Northstar Real Estate Agreement. The $5,610,000 payment had been deferred as a deposit liability as of October 31, 2003 pending the consummation of the sale of the remaining Development Real Estate under the Northstar Real Estate Agreement. In December 2003, TLC completed the subdivision of the remaining Development Real Estate and transferred such real estate to TLH. Accordingly, TLC relieved the existing $5,610,000 deposit liability and recognized real estate revenues of $5,610,000 for this transaction during the three months ended January 30, 2004. Additionally, the Convertible Secured Note was increased by $990,000 for the 15% noncash portion of the consideration for the remaining Development Real Estate, which has been accounted for in the manner described above for the sale of the initial land parcels.

BOOTH CREEK SKI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

6. Business Segments

The Company currently operates in two business segments, resort operations and real estate and other. Data by segment is as follows:

	Three Months Ended
	January 28, 2005	January 30, 2004
	(In thousands)
Revenue:
Resort operations	$42,777	$47,315
Real estate and other	—	8,498

	$42,777	$55,813

Operating income (loss):
Resort operations	$5,339	$10,402
Real estate and other	(451)	6,487

	$4,888	$16,889

	January 28, 2005	October 29, 2004
	(In thousands)
Segment assets:
Resort operations	$142,474	$139,686
Real estate and other	10,249	9,789
Corporate and other nonidentifiable assets	5,000	5,990

	$157,723	$155,465

A reconciliation of combined operating income for resort operations and real estate and other to consolidated net income is as follows:

	Three Months Ended
	January 28, 2005	January 30, 2004
	(In thousands)
Operating income for reportable segments	$4,888	$16,889
Interest expense	(3,267)	(3,056)
Amortization of deferred financing costs	(467)	(280)
Other income	1	84

Net income	$1,155	$13,637

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in “Forward-Looking Statements” and elsewhere in this Report as well as in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended October 29, 2004.

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

Sierra and the Summit generally experience higher natural snowfall levels, averaging approximately 386 and 368 inches of snowfall per year, respectively, for the past five ski seasons. As a result of their historic natural snowfall, these resorts do not have any significant snowmaking infrastructure. However, such resorts are dependent upon early season snowfall to provide necessary terrain for the important Christmas holiday period, and therefore, the timing and extent of natural snowfall can significantly impact operating conditions. For example, as a result of a lack of natural snowfall, the Summit was unable to open until January 1, 2005 for the 2004/05 season, and has conducted very limited operations this season due to inadequate snow coverage.

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

Results of Operations of the Company

Overview

The opening dates for the Company’s resorts for the 2004/05 and 2003/04 ski seasons were as follows:

Opening Dates
	2004/05 Season	2003/04 Season
Northstar	November 20, 2004	November 22, 2003
Sierra	October 29, 2004	November 14, 2003
Waterville Valley	November 20, 2004	November 22, 2003
Mt. Cranmore	December 11, 2004	December 13, 2003
Loon Mountain	November 20, 2004	November 26, 2003
The Summit	January 1, 2005	November 29, 2003

Total skier visits generated by each of the Company’s resorts for the three months ended January 28, 2005 and January 30, 2004 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
	January 28, 2005	January 30, 2004
	(In thousands)
Northstar	274	260	14	5%
Sierra	227	198	29	15
Waterville Valley	81	74	7	9
Mt. Cranmore	43	37	6	16
Loon Mountain	131	136	(5)	(4)
The Summit	42	248	(206)	(83)

	798	953	(155)	(16)

For the 2004/05 season, Northstar opened on schedule on November 20, 2004, and Sierra opened on October 29, 2004, the earliest opening in its history. Comparatively, Northstar and Sierra opened on November 22, 2003 and November 14, 2003, respectively, for the 2003/04 season. Through late December 2004, combined skier visits for Northstar and Sierra exceeded visitation for the comparable periods during the past five seasons. However, the Lake Tahoe region experienced one of the heaviest storm cycles on record between December 28, 2004 and January 9, 2005, which significantly disrupted access and visitation to Lake Tahoe ski areas during the later portion of the

Christmas/New Year’s holidays and the first half of January 2005. The Company believes that skier visitation in Lake Tahoe during this storm cycle was approximately 25% below prior season levels. Once the storms cleared, Northstar and Sierra enjoyed favorable conditions with snow pack well above average and strong customer demand. As a result of these factors, Northstar and Sierra generated 501,000 skier visits for the three months ended January 28, 2005, an increase of 43,000 visits, or 9%, as compared to the three months ended January 30, 2004.

Weather and skiing conditions for the Company’s New Hampshire resorts (Waterville Valley, Mt. Cranmore and Loon Mountain) for the first half of the 2004/05 season were less than ideal, with limited natural snowfall, periods of warm weather and meaningful rainfall. Similarly, conditions for the first half of the 2003/04 season in the northeastern United States were relatively poor. For the three months ended January 28, 2005, the Company’s New Hampshire resorts generated 255,000 skier visits, an increase of 8,000 skier visits, or 3%, as compared to the comparable quarter in fiscal 2004.

Through the date of this filing, the Summit has experienced one of the lowest snowfall seasons on record. Additionally, the two most significant snow storms this season were followed by substantial rainfall, which materially eroded the snow pack at the resort. As a result, the resort opened on a limited basis on January 1, 2005, and was forced to close on January 22, 2005 due to inadequate snow coverage. By comparison, conditions at the Summit during the first half of the 2003/04 season were generally favorable. Due to these conditions, the Summit generated 42,000 skier visits during the three months ended January 28, 2005, a decline of 206,000 visits, or 83%, as compared to skier visitation levels for the three months ended January 30, 2004. Since the end of January 2005, the Summit has conducted extremely limited operations due to the continued lack of snowfall.

Three Months Ended January 28, 2005 Compared to the Three Months Ended January 30, 2004

The Company’s operating results by segment for the three months ended January 28, 2005 and January 30, 2004 were as follows.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
	January 28, 2005	January 30, 2004
	(In thousands, except revenue per skier visit)
Resort Operations:
Revenue:
Lift tickets	$15,510	$17,703	$(2,193)	(12)%
Season passes	10,107	9,963	144	1
Snow school	3,007	3,519	(512)	(15)
Equipment rental	3,148	3,738	(590)	(16)
Retail	2,187	2,170	17	1
Food and beverage	6,187	6,753	(566)	(8)
Other	2,631	3,469	(838)	(24)

Total resort operations revenue	42,777	47,315	(4,538)	(10)
Cost of sales – resort operations	26,646	26,273	373	1
Depreciation expense	3,267	3,603	(336)	(9)
Selling, general and administrative expense – resort operations	7,525	7,037	488	7

Total resort operations expenses	37,438	36,913	525	1

Resort operating income	$5,339	$10,402	$(5,063)	(49)

Skier visits	798	953	(155)	(16)

Revenue per skier visit	$53.61	$49.65	$3.96	8

Real Estate and Other Operations:
Revenue:
Real estate revenue	$—	$8,498	$(8,498)	(100)%
Cost of sales – real estate and other	7	1,791	(1,784)	(100)
Selling, general and administrative expense – real estate and other	444	220	224	102

Total real estate and other operating expenses	451	2,011	(1,560)	(78)

Real estate and other operating income (loss)	$(451)	$6,487	$(6,938)	(107)

Resort Operations:

Revenues from resort operations for the three months ended January 28, 2005 were $42,777,000, a decrease of $4,538,000, or 10%, as compared to the 2004 period. Skier visits for the 2005 period decreased by 155,000 visits, or 16%, from the 2004 period. The decline in resort operations revenues and skier visits for the three months ended January 28, 2005 was primarily due to the extraordinarily difficult weather and operating conditions experienced at the Summit during the 2004/05 season.

As compared to the three months ended January 30, 2004, resort operations revenues for Northstar and Sierra increased by $401,000 and $1,367,000, respectively, primarily due to higher skier visits. Revenues for Waterville Valley declined by $97,000 due to lower revenue per skier visit yields as a result of changes in the mix of skiers, partially offset by an increase in skier visitation. Revenues for Mt. Cranmore increased by $90,000 due primarily to higher skier visits, partially offset by lower revenue per ski visit yields. Revenues for Loon Mountain decreased by $317,000 due primarily to reduced skier visitation. The Summit’s revenues decreased by $5,982,000 due primarily to substantially lower visitation.

Cost of sales for resort operations for the three months ended January 28, 2005 was $26,646,000, an increase of $373,000, or 1%, as compared to the 2004 period. The increase between the 2005 and 2004 periods was primarily the result of the combined effects of the following: (i) an increase in cost of sales for Sierra of $556,000 due to the earlier opening and significantly increased skier visitation, (ii) costs associated with the provision of interim facilities at Northstar as discussed further below, (iii) $285,000 in increased rental expense as a result of operating leases for new lifts at Northstar and Loon Mountain, (iv) normal inflationary impacts, and (v) a reduction in cost of sales for the Summit of $1,901,000 due to the limited operations conducted during the 2004/05 season.

In April 2004, construction commenced for the redevelopment of a substantial portion of the Village at Northstar. Cost of sales for resort operations for the three months ended January 28, 2005 included $546,000 in nonrecurring expenses associated with establishing interim facilities and amenities within the Village at Northstar to address customer service needs and maintain winter revenue sources during the 2004/05 season. Such amenities include ticketing and guest service offices, food and beverage venues, locker and ski storage facilities and guest convening areas. In management’s view, the interim facilities have been well received by Northstar’s customers. Despite the magnitude of this construction project, the resort has gained market share during the 2004/05 season.

Depreciation expense for the three months ended January 28, 2005 was $3,267,000, a decrease of $336,000, or 9%, from the 2004 period. The decline in depreciation expense was primarily due to the effect of assets having become fully depreciated.

Selling, general and administrative expense for resort operations for the three months ended January 28, 2005 was $7,525,000, an increase of $488,000, or 7%, as compared to the 2004 period. The increase in selling, general and administrative expense between the 2005 and 2004 periods was primarily due to increased corporate governance costs and normal inflationary factors.

Resort operating income for the three months ended January 28, 2005 was $5,339,000, a decrease of $5,063,000, or 49% from the operating income generated for the 2004 period, as a result of the factors discussed above.

Real Estate and Other:

There were no real estate sales during the three months ended January 28, 2005. Revenues from real estate operations for the three months ended January 30, 2004 were $8,498,000, which was due to (i) the close of escrow on the final three lots within the Unit 7A subdivision at Northstar for an aggregate sales price of $2,798,000, (ii) the transfer and sale of the remaining Development Real Estate (as defined herein) at Northstar pursuant to the Northstar Real Estate Agreement (as defined herein) between Trimont Land Company and Trimont Land Holdings, Inc. (see Note 5 to the accompanying consolidated financial statements) and (iii) the sale of a single family lot at Loon Mountain for $90,000.

Cost of sales for real estate and other operations for the three months ended January 30, 2004 was $1,791,000, including noncash cost of real estate sales of $1,590,000, primarily as a result of the sale of the final three lots in the Unit 7A subdivision at Northstar and the sale of the remaining Development Real Estate at Northstar.

Selling, general and administrative expense for real estate and other operations for the three months ended January 28, 2005 was $444,000, an increase of $224,000 from the 2004 period, primarily as a result of increased legal and consulting costs.

Operating loss from real estate and other operations was $451,000 for the three months ended January 28, 2005, as compared to operating income of $6,487,000 generated during the three months ended January 30, 2004, as a result of the factors discussed above.

Interest Expense and Other Items:

Interest expense for the three months ended January 28, 2005 totaled $3,267,000, an increase of $211,000, or 7% from the Company’s interest expense for the three months ended January 30, 2004, as a result of increased borrowings and higher average interest rates.

As of October 29, 2004 and October 31, 2003, the Company had estimated net operating loss carryforwards of approximately $119,000,000 and $100,000,000, respectively, for federal income tax reporting purposes, which expire between 2012 and 2024. The tax benefits of such net operating losses are fully offset by a valuation reserve because the Company believes that it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future. Based on the Company’s current tax attributes, no income tax provision or benefit is expected for the year ending October 28, 2005. Accordingly, during the three months ended January 28, 2005 and January 30, 2004, no income tax provision has been provided.

The Company’s net income for the three months ended January 28, 2005 was $1,155,000, a decrease of $12,482,000 from the net income of $13,637,000 generated for the three months ended January 28, 2004, primarily as a result of the timing of real estate sales and the effect of operating challenges during the 2004/05 season at the Company’s Summit resort.

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

Effective March 15, 2002, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”). U.S. Bank National Association is the sole lender and administrative agent (“Agent”) under the Senior Credit Facility.

Due to extraordinary weather challenges experienced at the Company’s Summit resort during the first half of the 2004/05 season, the Company did not achieve the Minimum Resort EBITDA and Leverage Ratio covenants (as defined herein) under the Senior Credit Facility for the four quarter period ended January 28, 2005. Additionally, as a result of such weather challenges, the Company did not satisfy the Designated Cleanup Period (as defined herein) and certain related matters for 2005. On March 18, 2005, the Company obtained a waiver (the “Sixth Amendment”) from the lender and Agent under the Senior Credit Facility of any default or event of default arising as a result of these compliance matters. Further, in anticipation of the closing of the Proposed Facilities (as defined herein), the Company and the Agent have agreed to amend the Senior Credit Facility to (i) change the maturity date of the Senior Credit Facility from October 31, 2005 to May 31, 2005, (ii) reduce permitted borrowing availability under the revolving credit facility (the “Revolving Credit Facility”) from $25,000,000 to $18,000,000, (iii) limit capital spending from the date of the Sixth Amendment to the maturity date of the Senior Credit Facility to $3,000,000, and (iv) make certain other modifications to the definitions, terms and conditions of the Senior Credit Facility.

The following summary of the terms of the Senior Credit Facility is qualified by reference to the complete agreement governing the Senior Credit Facility, a copy of which has been filed as an exhibit to our periodic reports.

The Senior Credit Facility provides a Revolving Credit Facility with borrowing availability of up to $18,000,000, and a term loan facility (the “Term Facility”) with outstanding borrowings as of January 28, 2005 of $24,583,000. The Senior Credit Facility requires that the Company not have any borrowings under the Revolving Credit Facility for a period of 30 consecutive days commencing sometime between January 15 and February 28 of each year (the “Designated Cleanup Period”). The Term Facility provides for quarterly commitment reductions of $417,000 on January 31, 2005 and April 30, 2005. In addition, the Company is required to repay amounts outstanding under the Term Facility on such dates by an amount equal to the Excess Cash Proceeds (as defined in the Senior Credit Facility) derived from specified real estate asset sales determined on a cumulative basis from October 2, 2004. No amount of the Term Facility which is repaid may be reborrowed. The entire unpaid balance under the Senior Credit Facility is due and payable on May 31, 2005, the maturity date of the Senior Credit Facility. Additionally, the Company’s 12.5% senior notes (the “Senior Notes”) mature on March 15, 2007. The Company has commenced the process of obtaining new financing facilities to address the pending maturities of these obligations. The Company has selected a leading financial institution to act as the lead arranger for certain replacement facilities (the “Proposed Facilities”). The Company is in the process of negotiating the terms and conditions of the Proposed Facilities and has commenced discussions with potential lenders for participation in the Proposed Facilities. The proceeds of the Proposed Facilities would be used to refinance outstanding indebtedness under the Senior Credit Facility and Senior Notes and for other general corporate purposes, as well as to pay fees and expenses related to the transaction. The closing of the Proposed Facilities is subject to satisfactory documentation and other customary conditions for transactions of this nature. Although the Company intends to aggressively pursue the closing of the Proposed Facilities, no assurances can be given that the Proposed Facilities or any other replacement financing will be entered into or that the Proposed Facilities or any such other replacement financing would be available or on commercially reasonable terms.

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

The Company is required to have a Minimum Resort EBITDA of $19,500,000 during each rolling four quarter period from October 30, 2004 through April 29, 2005. It is also required to maintain (a) a minimum Leverage Ratio of 1.1 to 1 from October 30, 2004 through the term of the facility, and (b) a maximum Adjusted Leverage Ratio of .65 to 1.

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

For purposes of calculating interest, loans under the Senior Credit Facility can be, at the election of the Company, base rate loans or LIBOR rate loans or a combination thereof. Base rate loans bear interest at the sum of (a) the higher of (i) the Agent’s prime rate or (ii) the federal funds rate plus .5% plus (b) a margin of 1.5%. LIBOR rate loans bear interest at the LIBOR rate plus a margin of 4%. Interest on loans outstanding is payable quarterly or at the end of the Interest Period (as defined in the Senior Credit Facility) for loans subject to LIBOR rate options. The Senior Credit Facility also requires commitment fees of .5% based on the unused borrowing availability of the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility and Term Facility as of January 28, 2005 bore interest at an annual rate of 6.75% pursuant to elections under the base rate option.

Borrowings under the Revolving Credit Facility can be used for working capital and other general corporate purposes including, with the consent of the lenders, the repurchase of the Company’s Senior Notes. As of January 28, 2005, outstanding borrowings under the Revolving Credit Facility and Term Facility were $5,600,000 and $24,583,000, respectively.

The Company had a net working capital deficit of $66,481,000 as of January 28, 2005 (including $5,600,000 and $24,583,000 in outstanding borrowings under the Revolving Credit Facility and Term Facility, respectively), which will negatively affect liquidity during 2005. The Company’s net working capital deficit as of January 28, 2005 was also due in part to unearned revenue and deposits from resort operations of $19,093,000 for season pass and membership product sales, lodging deposits and other prepaid products. The Company’s working capital deficit as of January 30, 2004 was $36,024,000 (including $4,000,000 in outstanding borrowings under the Term Facility).

The Company generated cash from operating activities of $14,467,000 for the three months ended January 28, 2005, as compared to $23,156,000 for the comparable period in 2004. The decrease in operating cash flows was primarily due to the decrease in net income for the 2005 period.

Cash used in investing activities totaled $481,000 and $2,034,000 for the three months ended January 28, 2005 and January 30, 2004, respectively. The results for the 2005 and 2004 periods primarily reflect capital expenditures for the purchase of property and equipment and real estate held for development and sale.

Cash used in financing activities totaled $13,780,000 for the three months ended January 28, 2005, which primarily reflects net repayments under the Revolving Credit Facility of $11,650,000 and payments of long-term debt of $2,112,000. Cash used in financing activities totaled $18,405,000 for the three months ended January 30, 2004, which reflects net repayments under the Revolving Credit Facility of $17,750,000 and scheduled payments of long-term debt of $655,000.

The Company’s capital expenditures for property and equipment during the three months ended January 28, 2005 were $3,144,000 (including $3,048,000 of equipment acquired through capital leases), and consisted primarily of the remaining portion of the Company’s fiscal 2004 capital programs and acquisitions of grooming equipment. The Company has not yet determined the scope of potential expansion capital or real estate development projects that may be undertaken as part of its 2005 capital cycle. Maintenance capital spending for the Company’s 2005 capital cycle is preliminarily estimated to be in the range of $4,000,000 to $5,000,000. The Company plans to fund fiscal 2005 capital expenditures from available cash flow, vendor financing to the extent permitted under the Senior Credit Facility and the Indenture for the Company’s Senior Notes or borrowings under the Revolving Credit Facility or Proposed Facilities. Commitments for future capital expenditures for property and equipment and real estate development were approximately $8,200,000 at January 28, 2005, which included a commitment of $5,750,000 for the purchase of certain commercial and skier services space at Northstar.

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

The Company’s liquidity has been and will continue to be significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service debt and funds available for working capital, capital expenditures, acquisitions and general corporate purposes will be limited. In addition, the Company’s high level of debt may increase its vulnerability to competitive pressures and the seasonality of the skiing and recreational industries. Any significant decline in the Company’s expected operating performance could have a material adverse effect on the Company’s ability to service its debt and make required capital expenditures.

In addition, the Senior Credit Facility and the Indenture governing the Company’s Senior Notes each contain covenants that, among other things, significantly limit the Company’s ability to obtain additional sources of capital and may affect the Company’s liquidity. These covenants restrict the ability of the Company and its Restricted Subsidiaries to, among other things, incur additional indebtedness, create liens, make investments, consummate certain asset sales, create subsidiaries, issue subsidiary stock, consolidate or merge with any other person, or transfer all or substantially all of the assets of the Company. Further, upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to repurchase the Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. The occurrence of a Change of Control may also constitute a default under the Senior Credit Facility. No assurance can be given that the Company would be able to finance a Change of Control repurchase offer. The Senior Credit Facility also requires the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. The Company’s ability to meet these financial covenants in the future may be affected by events beyond its control, and there can be no assurance that the Company will meet those covenants.

As of January 28, 2005, the Company had $108,565,000 of total long-term debt. The Company expects that existing cash, cash generated from operations and cash proceeds of real estate sales, together with existing borrowing availability and anticipated resources under the Proposed Facilities, will be adequate to fund the Company’s debt service and other cash operating requirements over the next 12 months. Although the Company intends to aggressively pursue the closing of the Proposed Facilities, no assurances can be given that the Proposed Facilities or any other replacement financing will be entered into or that the Proposed Facilities or any such other replacement financing would be available or on commercially reasonable terms. In order to focus the Company’s resources on attractive investment opportunities at certain of its resorts and to satisfy short-term and long-term liquidity requirements, the Company may in the future consider divestitures of non-strategic assets, including resorts, if such transactions can be completed on favorable terms.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s significant contractual obligations include long-term debt (including capital lease obligations), operating leases, purchase obligations and other long-term liabilities. As of January 28, 2005, the Company’s scheduled maturities of long-term debt, operating lease commitments, purchase obligations and other long-term liabilities for the periods indicated were as follows:

	Total	Payments Due By Period
		Remainder of Fiscal 2005	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Long-term debt and capital lease obligations	$108,565	$25,513	$82,397	$655	$—
Operating lease obligations	11,494	1,706	3,084	2,505	4,199
Purchase obligations	6,100	6,100	—	—	—
Other long-term liabilities	874	—	471	159	244

Total	$127,033	$33,319	$85,952	$3,319	$4,443

In connection with certain single family real estate development projects at Northstar, self-insured workers’ compensation arrangements for the Summit and certain other aspects of its operations, the Company has arranged for surety bonds from third-party surety bonding companies or letters of credit from financial institutions. The aggregate amount of surety bonds and letters of credit in place at January 28, 2005 were $1,922,000 and $614,000, respectively. Under the terms of the Senior Credit Facility, the letters of credit in the amount of $614,000 reduce the Company’s borrowing capacity under the Revolving Credit Facility.

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

Recent Trends

Through the date of this filing, trends by region for the Company’s resorts for the completed portion of the second fiscal quarter of 2005 relative to the comparable period in fiscal 2004 were as follows:

•	Skiing conditions for the Company’s Lake Tahoe resorts continue to be good. Revenues and skier visits for these resorts were up moderately as compared to the prior season.

•	The Company’s New Hampshire resorts have received significant natural snowfall during February and early March, and as a result, skiing conditions are good. Revenues and skier visits for the New Hampshire resorts were up moderately as compared to prior season levels.

•	The Summit, along with most other resorts in the Pacific Northwest region, has continued to experience one of the most difficult snowfall seasons in recorded history. The resort has operated on an extremely limited basis since mid January 2005. As a result, skier visitation and revenues are down significantly from prior season levels.

Due to the limited operations at the Summit during the 2004/05 season, the Company is seriously evaluating potential meaningful accommodations or incentives to be provided to the Summit’s 2004/05 season pass holders. Any such accommodations provided for the 2005/06 season could have a material impact on the Company’s future revenues, earnings and cash flows relating to the Summit season pass programs.

Forward-Looking Statements

Except for historical matters, the matters discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The reader can identify these statements by forward-looking words such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect the Company’s business and expected operating results. The Company wishes to caution the reader that certain factors, including those described below, could significantly and materially affect the Company’s actual results, causing results to differ materially from those in any forward-looking statement. These factors include, but are not limited to:

•	Uncertainty as to future financial results,

•	The substantial leverage and liquidity constraints of the Company,

•	Uncertainties associated with the Company’s ability to meet its required financial covenants under its principal debt agreements,

•	Uncertainty as to our ability to refinance the Company’s Senior Credit Facility and Senior Notes, which mature on May 31, 2005 and March 15, 2007, respectively,

•	Significant operating restrictions under the Company’s debt agreements,

•	The capital intensive nature of development of the Company’s ski resorts,

•	Uncertainties associated with obtaining financing for future real estate projects and to undertake future capital improvements,

•	Uncertainties regarding the timing and success of our real estate development projects and their ultimate impact on our operating results,

•	Demand for and costs associated with real estate development,

•	The discretionary nature of consumers’ spending for skiing and resort real estate,

•	Regional and national economic conditions,

•	Weather conditions,

•	Negative demand for our services and products resulting from potential terrorism threats,

•	Availability and cost of commercial air service,

•	The threat, commencement or continuation of wars,

•	Availability and terms of insurance coverage, as well as increases in the cost of insurance coverage,

•	Natural disasters (such as earthquakes and floods),

•	Competition and pricing pressures,

•	Governmental regulation and litigation and other risks associated with expansion and development,

•	The adequacy of the water supplies at each of the Company’s resorts,

•	Availability of adequate energy supplies for the operation of the Company’s resorts, including snowmaking operations, and volatility in the prices charged for energy and fuel,

•	The occupancy of leased property and property used pursuant to the Forest Service permits, and

•	Other factors identified under “– Risk Factors” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended October 29, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended January 28, 2005, there have been no material changes in information relating to market risk from the Company’s disclosure in Item 7a. of the Company’s Annual Report on Form 10-K for the year ended October 29, 2004 as filed with the Securities and Exchange Commission.

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

b)	There were no significant changes in the Company’s internal control over financial reporting during the quarterly period ended January 28, 2005 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulation and Legislation”, on February 26, 2002, the Forest Service completed its environmental analysis under NEPA and issued a ROD approving the Final Environmental Impact Statement for Loon Mountain. The Forest Service issued a Term Special Use Permit to LMRC for Loon Mountain on June 24, 2002. The Forest Service denied an administrative appeal of the ROD in a June 7, 2002 letter decision. The ROD and the June 7, 2002 letter decision are subject to judicial review in federal court by the appellant whose administrative appeal was denied by the Forest Service. As of the date of this Report, no action for judicial review had been filed. The Company can give no assurance regarding whether such a judicial appeal will be filed or the timing or outcome of such process.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Due to extraordinary weather challenges experienced at the Company’s Summit resort during the first half of the 2004/05 season, the Company did not satisfy the Minimum Resort EBITDA and Leverage Ratio covenants (as defined herein) under the Senior Credit Facility for the four quarter period ended January 28, 2005. Additionally, as a result of such weather challenges, the Company did not satisfy the Designated Cleanup Period (as defined herein) and certain related matters for 2005. On March 18, 2005, the Company obtained a waiver (the “Sixth Amendment”) from the lender and Agent under the Senior Credit Facility of any default or event of default arising as a result of these compliance matters. Further, in anticipation of the closing of the Proposed Facilities (as defined herein), the Company and the Agent have agreed to amend the Senior Credit Facility to (i) change the maturity date of the Senior Credit Facility from October 31, 2005 to May 31, 2005, (ii) reduce permitted borrowing availability under the Revolving Credit Facility from $25,000,000 to $18,000,000, (iii) limit capital spending from the date of the Sixth Amendment to the maturity date of the Senior Credit Facility to $3,000,000, and (iv) make certain other modifications to the definitions, terms and conditions of the Senior Credit Facility. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 6. EXHIBITS

The following exhibits are filed herewith.

Exhibit No.	Description of Exhibit
10.1	Sixth Amendment and Waiver dated as of March 18, 2005 to the Amended and Restated Credit Agreement dated as of March 15, 2002 among Booth Creek Ski Holdings, Inc., the other Borrowers thereunder, the Guarantor named therein, the Lenders named therein, and U.S. Bank National Association, as Agent for the Lenders.

31.1	Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to Securities and Exchange Commission (“SEC”) Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George N. Gillett, Jr., Chief Executive Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christopher P. Ryman, President and Chief Operating Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Elizabeth J. Cole, Executive Vice President and Chief Financial Officer, pursuant to SEC Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 18, 2005